Form 10QSB
period 2006-09-30
FIRST CAPITAL BANCORP, INC.
filed 2006-11-13
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(D)

OF THE EXCHANGE ACT

For the transition period from              to

FIRST CAPITAL BANCORP, INC.

(Name of Small Business Issuer in its charter)

Virginia	000-52219	11-3782033
(State or other jurisdiction of Incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

4222 Cox Road, Suite 200, Glen Allen, Virginia 23060

(Address of principal executive offices)

804-273-1160

(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

1,796,021 shares of Common Stock, par value $4.00 per share, were outstanding at November 10, 2006.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash & due from banks	$4,766,041	$7,185,823
Fed funds sold	19,810,000	—
Short term debt securities	—	2,995,800

Total cash & cash equivalents	24,576,041	10,181,623

Investment securities:
Available for sale, at fair value	37,316,298	39,621,418
Restricted, at cost	1,939,750	1,595,267

Loans, net of allowance for losses	181,452,902	154,601,518
Premises and equipment, net	2,143,268	1,982,314
Accrued interest receivable	1,070,181	1,100,887
Deferred tax asset	244,487	272,216
Other assets	551,353	173,565

Total assets	$249,294,280	$209,528,808

LIABILITIES
Deposits
Noninterest-bearing	$31,791,391	$30,425,438
Interest-bearing	166,332,759	131,962,114

Total deposits	198,124,150	162,387,552

Accrued expenses and other liabilities	2,299,873	2,221,451
Securities sold under repurchase agreements	1,508,037	680,191
Fed funds purchased	—	10,270,000
Subordinated debt	7,155,000	2,000,000
Federal Home Loan Bank advances	25,000,000	18,000,000

Total liabilities	234,087,060	195,559,194

STOCKHOLDERS’ EQUITY
Common stock, $4.00 par value (authorized 5,000,000 shares; shares issued and outstanding, 1,796,021 at September 30, 2006 and December 31, 2005)	7,184,084	7,184,084
Additional paid-in capital	6,006,158	6,004,655
Retained earnings	2,387,334	1,205,058
Accumulated other comprehensive (loss), net of tax	(370,356)	(424,183)

Total stockholders’ equity	15,207,220	13,969,614

Total liabilities and stockholders’ equity	$249,294,280	$209,528,808

See notes to consolidated financial statements.

First Capital Bancorp Inc. and Subsidiary

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income
Loans	$3,487,726	$2,383,810	$9,540,174	$6,341,448
Investments	440,323	381,341	1,337,458	1,018,616
Federal funds sold	114,824	49,781	158,813	72,558

Total interest income	4,042,873	2,814,932	11,036,445	7,432,622

Interest expense
Deposits	1,811,171	987,614	4,489,600	2,487,136
FHLB advances	244,311	138,384	756,484	275,715
Federal funds purchased	—	15,502	77,350	53,739
Subordinated debt and other borrowed money	51,220	4,386	137,110	13,439

Total interest expense	2,106,702	1,145,886	5,460,544	2,830,029

Net interest income	1,936,171	1,669,046	5,575,901	4,602,593
Provision for loan loss	55,000	106,000	284,300	287,874

Net interest income after provision for loan loss	1,881,171	1,563,046	5,291,601	4,314,719

Noninterest income
Loss on sale of securities	—	—	—	(11,660)
Fees on deposits	50,078	29,820	116,148	71,142
Other	67,956	53,496	182,890	125,619

Total noninterest income	118,034	83,316	299,038	185,101

Noninterest expenses
Salaries and employee benefits	713,482	541,182	1,849,496	1,463,502
Occupancy expense	148,540	151,787	448,075	446,986
Data processing	101,978	102,888	320,134	303,168
Other expenses	301,834	235,841	841,227	630,992
Virginia capital stock tax	39,500	33,000	114,000	96,472
Depreciation	81,486	56,276	233,431	165,056

Total noninterest expense	1,386,820	1,120,974	3,806,363	3,106,176

Net income before provision for income taxes	612,385	525,388	1,784,276	1,393,644
Income tax expense	208,000	177,000	602,000	468,900

Net income	404,385	348,388	1,182,276	924,744
Net unrealized holding (loss) gain on available-for-sale securities, net of tax of $203,810 and $27,729 for the three and nine months ended September 30, 2006 and $(29,334) and $(57,115) for the three and nine months ended September 30, 2005	395,631	(56,942)	53,827	(110,871)

Comprehensive income	$800,016	$291,446	$1,236,103	$813,873

Basic income per share	$0.23	$0.19	$0.66	$0.51

Diluted income per share	$0.21	$0.19	$0.62	$0.50

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated) Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Balance at January 1, 2005	$4,789,420	$8,399,319	$(101,269)	$(97,185)	$12,990,285

Comprehensive Results
Net income	—	—	924,744	—	924,744
Other comprehensive loss	—	—	—	(110,871)	(110,871)

Balance at September 30, 2005	$4,789,420	$8,399,319	$823,475	$(208,056)	$13,804,158

Balance at January 1, 2006	$7,184,084	$6,004,655	$1,205,058	$(424,183)	$13,969,614

Comprehensive Results
Net income	—	—	1,182,276	—	1,182,276
Other comprehensive income	—	—	—	53,827	53,827
Stock based compensation expense	—	1,503	—	—	1,503

Balance at September 30, 2006	$7,184,084	$6,006,158	$2,387,334	$(370,356)	$15,207,220

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$1,182,276	$924,744
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	284,300	287,874
Depreciation of premises and equipment	233,431	165,056
Loss on sale of available-for-sale securities	—	11,660
Reduction in equity in VBA Investment Services, Inc.	1,900	9,587
Net amortization of bond premiums/discounts	24,735	85,216
Net (increase) in other assets	(133,448)	(16,461)
Decrease (increase) in accrued interest receivable	30,706	(280,627)
Stock based compensation	1,503	—
Increase in accrued expenses and other liabilities	78,422	2,024,118

Net cash provided by operating activities	1,703,825	3,211,167

Cash flows from investing activities
Purchases of securities available-for-sale	(2,998,158)	(21,028,762)
Proceeds from maturities, calls and sale of securities	3,000,000	4,486,110
Proceeds from paydowns of securities available-for-sale	2,359,127	4,259,229
Purchase of Federal Reserve Stock	(5,950)	(112,650)
Purchase of FHLB Stock	(428,800)	(390,200)
Purchase securities in FCRV Statutory Trust 1	(155,000)	—
Purchases of property and equipment	(394,385)	(695,653)
Net increase in loans	(27,135,684)	(37,362,948)

Net cash used in investing activities	(25,758,850)	(50,844,874)

Cash flows from financing activities
Net increase in demand, savings and money market accounts	7,217,108	12,913,734
Net increase in certificates of deposit	28,519,490	22,281,717
Advances from FHLB	7,000,000	7,000,000
Issuance of Junior Subordinated Debt	5,155,000	—
Increase (decrease) in Fed funds purchased	(10,270,000)	3,486,000
Net (decrease) increase in repurchase agreements	827,846	(119,695)

Net cash provided by financing activities	38,449,444	45,561,756

Net increase (decrease) in cash and cash equivalents	14,394,418	(2,071,951)

Cash and cash equivalents, beginning of period	10,181,623	12,988,476

Cash and cash equivalents, end of period	$24,576,041	$10,916,525

Supplemental disclosure of cash flow information
Interest paid during the period	$5,385,887	$2,757,094

Taxes paid during the period	$1,138,670	$25,000

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

First Capital Bancorp, Inc. (the “Company”) is the holding company of and successor to First Capital Bank (the “Bank”). Effective September 8 , 2006, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction (the “Share Exchange”) pursuant to an Agreement and Plan of Reorganization dated September 5, 2006, between the Company and the Bank (the “Agreement”). The Agreement was approved by the shareholders of the Bank at the annual meeting of shareholders held on May 16, 2006. Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock, par value $4.00 per share, on a one-for-one basis. As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company of the Bank and the shareholders of the Bank became shareholders of the Company. All references to the Company in this quarterly report for dates or periods prior to September 8, 2006 are references to the Bank.

In management’s opinion the accompanying consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2006 and December 31, 2005 and for the three months and nine months ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. Results for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the financial statements of the Bank as of and for the year ended December 31, 2005 filed as part of the Bank’s annual report on Form 10-KSB. These interim financial statements should be read in conjunction with the annual financial statements.

First Capital Bancorp, Inc.’s critical accounting policy relates to the evaluation of the allowance for loan losses which is based on management’s opinion of an amount that is adequate to absorb loss in the Company’s existing portfolio. The allowance for loan losses is established through a provision for loan loss based on available information including the composition of the loan portfolio, historical loan losses (to the extent available due to limited history), specific impaired loans, availability and quality of the collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Company’s allowance for loan losses could result in material changes in its financial condition and results of operations. The Company’s policies with respect to the methodology for determining the allowance for loan losses involve a high degree of complexity and require management to make subjective judgments that often require assumptions or estimates about certain matters. This critical policy and its assumptions are periodically reviewed with the Bank’s Board of Directors.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this statement is on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. This Statement was effective for the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123R was adopted by the Company January 1, 2006. Since there were no outstanding unvested options at December 31, 2005, the adoption of this Statement did not have a material impact on the consolidated financial statements of the Company.

Note 2 – Use of Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 3 – Earnings per share

In December 2005, the Bank’s Board of Directors approved and paid a three for two stock split effected in the form of a stock dividend. A total of 598,666 shares were issued as a result of the three for two stock split. All per share calculations have been restated to reflect the split.

Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity.

The basic and diluted earnings per share calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (numerator, basic and diluted)	$404,385	$348,388	$1,182,276	$924,744

Weighted average number of shares outstanding (denominator)	1,796,021	1,796,021	1,796,021	1,796,021

Earnings per common share - basic	$0.23	$0.19	$0.66	$0.51

Effect of dilutive securities:
Weighted average number of shares outstanding	1,796,021	1,796,021	1,796,021	1,796,021
Effect of stock options	105,513	74,635	106,368	65,544

Diluted average shares outstanding (denominator)	1,901,534	1,870,656	1,902,389	1,861,565

Earnings per common share - assuming dilution	$0.21	$0.19	$0.62	$0.50

Prior to the adoption of SFAS 123R, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123, the Company adopted the disclosure–only option and elected to apply the provisions of APB No. 25 for financial statement purposes. For the periods prior to the adoption of SFAS 123R, no stock-based employee or director compensation cost was reflected in net income for these plans as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2005, the Board of Directors approved the acceleration of vesting of all unvested stock options outstanding prior to December 31, 2005. The Board agreed to accelerate the vesting of options in order to eliminate the recognition of compensation expense associated with the affected unvested options under SFAS No. 123R, “Share-Based Payment”, which was effective for the Bank beginning January 1, 2006.

In August of 2006, 6,000 options were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. These options vest over three years. The stock based compensation expensed during the quarter was $1,503 and is included in Salaries and employee benefits.

Pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options using the fair value method, and is presented below.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$348,388	$924,744
Total stock-based compensation expense determined under fair value based method for all awards	(21,147)	(61,238)

Pro forma net income	$327,241	$863,506

Earnings per share:
Basic - as reported	$0.19	$0.51

Basis - pro forma	$0.18	$0.48

Diluted - as reported	$0.19	$0.50

Diluted - pro forma	$0.17	$0.46

Note 4 – Reclassifications

Certain reclassifications have been made in the prior year’s financial statements to conform to the 2006 presentation.

Note 5 – Trust Preferred Securities

During the third quarter of 2006, FCRV Statutory Trust 1 (the “Trust”), a subsidiary of the Company, was formed for the purpose of issuing redeemable securities. The Company owns all of the outstanding Common Stock of the Trust. On September 21, 2006, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.70%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2006 was 7.09%. The securities may be redeemed at par beginning on September 15, 2011 and each quarter after such date until the securities mature on September 15, 2036. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

The subordinated debt issued by the Company may be included in Tier 1 capital for regulatory adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the subordinated debt not considered as Tier 1 capital may be included in Tier 2 capital.

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Trust Preferred Capital Notes. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Capital Notes and require a deferral of common dividends.

Pursuant to FIN No. 46R, the Company does not consolidate the Trust.

Note 6 – Parent corporation only financial statements

Balance Sheet
September 30, 2006

Assets
Cash and due from banks	$510,000
Investment in subsidiary	19,744,176
Investment in special purpose subsidiary	155,000
Other assets	305

$20,409,481

Liabilities and Stockholder’s Equity
Subordinated debt	$5,155,000
Payable to subsidiary	40,354
Other liabilities	6,907

Total liabilities	5,202,261

Stockholders’ Equity
Common stock	7,184,084
Additional paid-in capital	6,006,158
Accumulated other comprehensive (loss)	(370,356)
Retained earnings	2,387,334

Total stockholders’ equity	15,207,220

$20,409,481

Statement of Income
Nine Months Ended September 30, 2006

Expenses
Interest	$9,847
Legal	39,109
Other expenses	7,000

Total Expenses	55,956

Income tax (benefit)	(19,000)

Net loss before undistributed equity in subsidiary	(36,956)

Undistributed equity in subsidiary	1,219,232

Net income	$1,182,276

Statement of Cash Flows
Nine Months Ended September 30, 2006

Cash Flows from Operating Activities
Net income	$1,182,276
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed earnings of subsidiary	(1,219,232)
Increase in other assets	(305)
Increase in other liabilities	47,261

Net cash provided by operations	10,000

Cash Flows from Investing Activities
Investment in FCRV Statutory Trust 1	(155,000)
Capital contribution to subsidiary	(4,500,000)

Net cash provided by operations	(4,655,000)

Cash Flows from Financing Activities
Proceeds for issuance of subordinated debt	5,155,000

Net cash used in operations	5,155,000

Net increase in cash	510,000
Cash, beginning of period	—

Cash, end of period	$510,000

Note 7 – Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this new standard to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entity to choose either the amortization method or fair value method for subsequent measurement.. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on our results of operations or our financial position. The Company does not expect the adoption of this new standard to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this new standard to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of this statement are effective as of the end of the first fiscal year ending after December 15, 2006. The Company does not expect the adoption of this new standard to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this new standard to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements.” These forward-looking statements are based on current expectations that involve risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially. These risks include: changes in business or other market conditions, the timely development, production and acceptance of new products and services and their feature sets; the challenge of managing asset/liability levels; the management of credit risk and interest rate risk; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks detailed from time to time in the Bank’s regulatory filings with the Board of Governors of the Federal Reserve System reports, including but not limited to the Annual Report on Form 10-KSB for the most recent year ended. Pursuant to the Private Securities Litigation Act of 1995, the Company does not undertake to update forward-looking statements, whether as a result of new information, future events, or otherwise.

GENERAL

The Company was organized under the laws of the Commonwealth of Virginia as a bank holding company whose activities consist of investment in its wholly-owned subsidiary, the Bank. The Bank is a Virginia state-chartered bank headquartered in Glen Allen, Virginia. A member of the Federal Reserve System, it began operations in late 1998. The Bank is a community oriented financial institution that offers a full range of banking and related financial services to small and medium-sized businesses, professionals and individuals located in its market area, which encompasses western Henrico County, Ashland, western City of Richmond, Chesterfield County and the City of Petersburg. The Bank’s goal is to provide its customers with high quality, responsive and technologically advanced banking services. In addition, the Bank strives to develop personal, hometown relationships with it customers, while at the same time offering products comparable to statewide regional banks located in its market area. Management believes that the marketing of customized banking services has enabled it to establish a niche in the financial services marketplace in the Richmond Metropolitan Area.

The operating results of the Bank depend primarily upon its net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits, advances from the Federal Home Loan Bank of Atlanta and junior subordinated debt. Net income is also affected by its provision for loan loss, as well as the level of its other operating income, including loan fees and service charges, and its other operating expenses, including salaries and employee benefits, occupancy expense, miscellaneous other expenses, franchise taxes and income taxes.

The Bank currently serves its customers through the following six full-service offices: the main office located at 4101 Dominion Boulevard in Glen Allen, Virginia, a branch located at 409 South Washington Highway in Ashland, Virginia, a branch located at 1580 Koger Center Boulevard in Chesterfield County, Virginia, a branch located at 1776 Staples Mill Road near the Richmond / Henrico County boundary, a branch located at 900 South Adams Street in the Southside Regional Medical Center in Petersburg, Virginia and its newest branch in Forest Office Park in Henrico County.

The following discussion represents management’s discussion and analysis of the financial condition and results of operations for the Company as of September 30, 2006 and December 31, 2005 and for the three month and nine month periods ended September 30, 2006 and 2005. It should be read in conjunction with the financial statements included elsewhere herein.

SUMMARY OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Financial Condition Summary

September 30, 2006 as Compared to December 31, 2005

Total assets increased $39,765,000 for the first nine months of 2006 to $249,294,000 compared with $209,529,000 at December 31, 2005. The 19.0% increase in total assets during the first nine months of 2006 resulted from the growth of the Company’s business and customer base. Net loans increased $26,851,000 to $181,453,000 at September 30, 2006, an increase of 17.4% over net loans of $154,602,000 at December 31, 2005. Deposits increased $35,737,000 to $198,124,000 or 22.0% for the first nine months of 2006. Federal Home Loan Bank advances totaled $25,000,000 at September 30, 2006, an increase of $7,000,000 from year end. Other borrowings decreased $4,287,000 from $12,950,000 at December 31, 2005 to $8,663,000 at September 30, 2006 as the borrowings were replaced with FHLB advances.

As of September 30, 2006 and December 31, 2005, the Company’s regulatory capital levels exceeded those established for well-capitalized institutions.

Results of Operations

Comparison of the Three Months Ended September 30, 2006 and 2005

Net income for the three months ended September 30, 2006 increased 16.1% to $404,385, or $0.23 basic and $0.21 diluted earnings per share compared to $348,388 for the three months ended September 30, 2005, or $0.19 basic and diluted earnings per share. The increase in net income was due in large part to the growth of the Bank and an increase in net interest income which grew 16.0% to $1,936,171 for the three months ended September 30, 2006.

Net interest income increased by $267,125, or 16.0%, from $1,669,046 in the third quarter of 2005 to $1,936,171 in the third quarter of 2006. This increase in net interest income is a direct result of the Company’s growth in loans and deposits. Net loans outstanding increased $36,764,000 since September 30, 2005. Since September 30, 2005, deposits increased $34,271,000, Federal Home Loan Bank advances increased $10,000,000 and subordinated debt increased $7,155,000. The net interest margin decreased 28 basis points for the three months ended September 30, 2006 to 3.32% as compared to 3.60% for the three months ended September 30, 2005. The yield on interest earning assets increased from 6.07% for the quarter ended September 30, 2005 to 6.93% for the quarter ended September 30, 2006. The cost of interest bearing liabilities increased 119 basis points from 3.16% for the quarter ended September 30, 2005 to 4.35% for the quarter ended September 30, 2006. Cost of deposits increased from 3.09% for the quarter ended September 30, 2005 to 4.39% for the quarter ended September 30, 2006. Certificates of deposits were the largest increase in costs as short term rates increased significantly from the third quarter of 2005 to the third quarter of 2006.

Noninterest income increased by $34,718, or 41.74%, from $83,316 in the third quarter of 2005 to $118,034 in the third quarter of 2006. This increase in noninterest income is attributable to increases in service charges and fees on deposits and loans, and increases in ATM fees.

Noninterest expense increased $265,846, or 23.7%%, from $1,120,974 in the third quarter of 2005 to $1,386,820 in the third quarter of 2006. This increase in noninterest expense is attributable to the growth and expansion of the Company. The Bank opened its fifth branch during the third quarter of 2005 and its sixth branch in September 2006. Employees totaled 58 at the end of September 30, 2006 as compared to 48 at September 30, 2005. The increase in employees represents staffing the new branch, new lenders and infrastructure to support the growth of the Bank. Depreciation increased 44.8% to $81,486 reflecting depreciation of the two new branch locations and office furniture and computers for new employees.

The Provision for loan losses decreased 48.1% from $106,000 for the third quarter of 2005 to $55,000 for the three months ended September 30, 2006. This decrease reflects the decrease in volume on loans closed during the period as compared to the three months ended September 30, 2005.

Results of Operations

Comparison of the Nine Months Ended September 30, 2006 and 2005

Net income for the nine months ended September 30, 2006 increased 27.9% to $1,182,276, or $0.66 basic and $0.62 diluted earnings per share compared to $924,744 for the nine months ended September 30, 2005, or $0.51 basic and $0.50 diluted earnings per share.

Net interest income increased $973,308, or 21.2%, from $4,602,593 for the nine months ended September 30, 2005 to $5,575,901 for the nine months ended September 30, 2006. This increase in net interest income is a direct result of the Company’s growth in loans and deposits. For the twelve months ended September 30, 2006, assets, loans and deposits increased $48,248,000, $36,764,000 and $34,271,000 respectively. The net interest margin decreased 28 basis points for the nine months ended September 30, 2006 to 3.42% as compared to 3.70% for the nine months ended September 30, 2005. The yield on interest earning assets increased from 5.97% for the nine months ended September 30, 2005 to 6.77% for the nine months ended September 30, 2006. The cost of interest bearing liabilities increased from 2.86% for the nine months ended September 30, 2005 to 4.03% for the comparable period ended September 30, 2006.

Noninterest income increased by $113,937, or 61.6%, from $185,101 for the nine months ended September 30, 2005 to $299,038 for the comparable period in 2006. This increase in noninterest income is attributable to increases in service charges and fees on deposits and loans, and increases in ATM fees.

Noninterest expense increased $700,187, or 22.5%, from $3,106,000 for the nine months ended September 30, 2005 to $3,806,000 for the comparable period in 2006. This increase in noninterest expense is attributable to the growth and expansion of the Company in personnel, locations and infrastructure.

The Provision for loan losses was $287,874 for the nine months ended September 30, 2005 and $284,300 for the comparable period in 2006. Net increases in loans for the first nine months of 2005 were $37,363,000 as compared to $27,136,000 for the first nine months of 2006.

Net interest income

The fundamental source of the Company’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits, Federal Home Loan Bank advances and other borrowings. Since January 1, 2005, the Board of Governors of the Federal Reserve increased short-term interest rates by 3.00% in twelve 25 basis point increases and further increases could occur during the latter half of 2006.

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables were calculated using daily average balances.

Average Balance Sheets

(In thousands)

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Annualized Yield Rate	Average Balance	Interest Income/ Expense	Annualized Yield Rate
Earning Assets:
Loans	$172,539	$9,540	7.39%	$127,949	$6,341	6.63%
Investment securities:	41,114	1,338	4.35%	35,820	1,020	3.81%
Federal funds sold	4,203	159	5.05%	3,046	73	3.20%

Total interest earning assets	217,856	11,036	6.77%	166,815	7,434	5.97%

Allowance for loan losses	(1,632)			(1,234)
Cash and due from banks	5,745			5,767
Premises and equipment, net	2,015			1,121
Other nonearning assets	694			1,067

Total assets	$224,678			$173,536

Interest bearing liabilities:
Interest checking	$6,448	$24	0.51%	$5,917	$22	0.50%
Money market deposit accounts	23,076	474	2.75%	22,978	273	1.59%
Statement savings	620	7	1.54%	1,159	7	0.81%
Certificates	118,762	3,984	4.48%	86,291	2,184	3.38%

Total deposits	148,906	4,490	4.03%	116,345	2,486	2.86%

Federal funds purchased	2,095	77	4.93%	2,082	54	3.47%
Other borrowing	3,215	137	5.70%	722	13	2.41%
FHLB advances	25,597	757	3.95%	10,736	276	3.44%

Total interest bearing liabilities	179,813	5,460	4.06%	129,885	2,829	2.92%

Noninterest-bearing sources:
Noninterest-bearing deposits	28,118			28,555
Other liabilities	2,357			1,743
Shareholders’ equity	14,390			13,353

Total liabilities and stockholders’ equity	$224,678			$173,536

Net interest income		$5,576			$4,605

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			2.71%			3.05%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.42%			3.70%

Ratio of average interest earning assets to average interest-bearing liabilities			121.16%			128.43%

Loan Portfolio

The following table presents the composition of loan portfolio at the dates indicated:

Loan Portfolio, net

(In thousands)

	September 30,
	2006		2005
	Amount	%	Amount	%
Commercial	$18,933	10.3%	$17,455	12.0%
Real estate - residential	59,347	32.4%	59,394	40.6%
Real estate - commercial	57,527	31.4%	44,701	30.6%
Real estate - construction	45,058	24.6%	21,948	15.0%
Consumer	2,362	1.3%	2,525	1.7%

Total loans	$183,227	100.0%	$146,023	100.0%

Less:
Allowance for loan losses	1,733		1,340
Net deferred fees (costs)	41		(37)

Loans, net	$181,453		$144,720

Allowance for loan losses

The allowance for loan losses at September 30, 2006 was $1,733,392, compared to $1,340,243 at September 30, 2005. The ratio of the allowance for loan losses to gross portfolio loans was .946% at September 30, 2006 as compared to .918% at September 30, 2005. At September 320, 2006, the Company had one non-performing loan which totaled $199,000. At September 30, 2005, non-performing loans totaled $294,000. The amount of the allowance for loans losses is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, loan concentrations, historical loan loss experience, delinquency trends and assessment of present and anticipated economic conditions.

The following table presents activity in the Allowance for Loan Losses for the periods indicated:

Analysis of Allowance for Loan Losses

(Dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Beginning balance	$1,460	$1,084
Provision for loan losses	284	288
Charge-offs	11	32
Recoveries	—	—

Ending balance	$1,733	$1,340

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period.	0.946%	0.918%

Deposits

Total deposits increased by $35,737,000, or 22.1% for the first nine months of 2006 as compared to an increase of $34,271,000, or 20.9%, for the first nine months of 2005. During the first nine months of 2006, the increase in deposits occurred primarily in interest-bearing accounts which increased by $34,371,000, or 26.1%. Certificates of deposit increased by $28,519,000, or 28.4%. Noninterest-bearing accounts increased by $1,366,000.

The mix of our deposits continues to be weighted toward certificates of deposit which represent 65.1% of the Bank’s total deposits as of September 30, 2006. Certificates of deposit as a percentage of total deposits were 61.9% at December 31, 2005 and 60.0% at September 30, 2005.

The average cost of interest-bearing deposits for the three months ended September 30, 2006 and 2005 was 4.39% and 3.09%, respectively. This increase in the Bank’s average cost of interest-bearing deposits is attributable to the overall increase in interest rates resulting from the actions by the Federal Reserve to increase short-term rates. Further increases in short-term rates could occur during the latter half of 2006. Existing certificates of deposit continue to roll up to current market rates. As a result, the average cost of our interest-bearing deposits is expected to continue to increase.

Borrowings

The Company uses borrowings to supplement deposits when they are available at a lower overall cost than is available from the retail deposits and to assist in asset liability management.

Subordinated debt totaled $7,155,000 as of September 30, 2006 as compared to $2,000,000 at December 31, 2006. $5,155,000 in subordinated debt was issued in September 2006 by the Company. The subordinated debt issued in September 2006 may be included in Tier 1 capital for regulatory adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of subordinated debt not considered as Tier 1 capital may be included in Tier 2 capital. The $2,000,000 in subordinated debt issued in December 2005, qualifies as Tier 2 capital only.

As of September 30, 2006, the Company had borrowed $25,000,000 from the FHLB of Atlanta, an increase of $7,000,000 from December 31, 2005. The advances have an average interest rate of 3.88% and are callable in one to five years with a final maturity of ten years. The proceeds were used to fund loan growth. The FHLB advances are secured by the Company’s residential and commercial mortgage loans and the pledge of our FHLB stock.

The Company has $1,577,039 and $680,191 outstanding under securities sold under repurchase agreements as of September 30, 2006 and December 31, 2005, respectively. These agreements are generally corporate cash management accounts for the Company’s larger corporate depositors. These agreements are settled on a daily basis and the securities underlying the agreements remain under the Bank’s control.

Capital Resources

Stockholders’ equity at September 30, 2006 was $15,207,220, compared to $13,969,614 at December 31, 2005. The $1,237,606 increase in equity during the first nine months of 2006 was due to net income of $1,182,276 and a $53,827 decrease in net unrealized losses on securities available-for-sale. The $813,873 increase in equity during the first nine months of 2005 was attributable to a $110,871 increase in net unrealized losses on securities available-for-sale, and net income of $924,744.

During the third quarter of 2006, the Company issued $5.2 million in Trust Preferred Capital Notes. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The Bank’s current capital position meets the definition of well-capitalized under the regulatory framework for corrective action.

The following table presents the capital ratios at the dates indicated:

Capital Ratios

	September 30, 2006	December 31, 2005
Capital ratios
Total capital to risk weighted assets	13.14%	11.36%

Tier 1 capital to risk weighted assets	11.13%	9.13%

Leverage ratio (Tier 1 capital to average assets)	8.71%	6.98%

Off Balance Sheet Arrangements and Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At September 30, 2006 and December 31, 2005, pre-approved but unused lines of credit for loans totaled approximately $62,409,000 and $39,682,000, respectively. In addition, we had $2,771,000 and $1,854,000 in financial and performance standby letters of credit at September 30, 2006 and December 31, 2005, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty. Management believes these commitments can be funded through normal operations.

Liquidity

Liquidity provides the Company with the ability to meet normal deposit withdrawals, while also providing for the credit needs of our customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2006, cash and cash equivalents totaled $24,576,000. Investment securities available for sale and not pledged totaled $18,808,000, for a total of 17.4% of total assets, which we believe is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including lines of credit, purchase of federal funds, term loans through the Federal Home Loan Bank and correspondents.

Interest Rate Sensitivity

The most important element of asset/liability management is the monitoring of the Company’s sensitivity to interest rate movements. The income stream of the Company is subject to risk resulting from interest rate fluctuations to the extent there is a difference between the amount of the Company’s interest earning assets and the amount of interest bearing liabilities that are prepaid, mature or reprice in specific periods. The Company’s goal is to maximize net interest income within acceptable levels of risk to changes in interest rates. Management seeks to meet this goal by influencing the maturity and re-pricing characteristics of the various lending and deposit taking lines of business and by managing discretionary balance sheet asset and liability portfolios.

The Company’s management monitors interest rate levels on a daily basis and meets in the form of the Asset/Liability Sub-Committee at a minimum weekly. The following reports and/or tools are used to assess the current interest rate environment and its impact on the Company’s earnings and liquidity: monthly and year to date net interest margin and spread calculations, monthly and year to date balance sheet and income statements versus budget, quarterly net portfolio value analysis, a weekly survey of rates offered by other local competitive institutions and GAP analysis (matching maturities or repricing dates of interest sensitive assets to those of interest sensitive liabilities by periods) and a Risk Manager model used to measure earnings at risk and economic value of equity at risk.

The data in the following table reflects repricing or expected maturities of various assets and liabilities at September 30, 2006. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

Interest Rate Sensitivity GAP Analysis

September 30, 2006

(In thousands)

	Within 3 Months	4 to 12 Months	13 to 36 Months	More than 36 Months	Total
Interest Rate Sensitive Assets
Loans	$70,830	$16,356	$29,924	$66,076	$183,186
Investment securities	3,403	4,214	15,924	13,775	37,316
Federal funds sold	19,810	—	—	—	19,810

Total rate sensitive assets	94,043	20,570	45,848	79,851	240,312

Cumulative rate sensitive assets	94,043	114,613	160,461	240,312

Interest Rate Sensitive Liabilities
Interest checking	—	—	10,841	—	10,841
Money market accounts	25,534	—	—	—	25,534
Savings	—	—	986	—	986
Time deposits	44,723	64,187	13,377	6,686	128,973
Securities sold under repurchase agreements	1,508	—	—	—	1,508
FHLB advances	—	10,000	10,000	5,000	25,000
Subordinated debt	—	—	—	7,155	7,155

Total rate sensitive liabilities	71,765	74,187	35,204	18,841	199,997

Cumulative rate sensitive liabilities	71,765	145,952	181,156	199,997

Rate sensitive gap for period	$22,278	$(53,617)	$10,644	$61,010	$40,315

Cumulative rate sensitive gap	$22,278	$(31,339)	$(20,695)	$40,315

Rate of cumulative gap to total assets	8.9%	-12.6%	-8.3%	16.2%
Ratio of cumulative rate sensitive assets to cumulative rate sensitive liabilities	131.0%	78.5%	88.6%	120.2%
Ratio of cumulative gap to cumulative rate sensitive assets	23.7%	-27.3%	-12.9%	16.8%

Impact of inflation and changing prices and seasonality

The financial statements in this document have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars, without consideration of changes in the relative purchasing power of money over time due to inflation.

Unlike industrial companies, most of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings – None to report

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3. Defaults Upon Senior Securities – Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders – None to report

Item 5. Other Information – None to report

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of First Capital Bancorp, Inc.

3.2	Bylaws of First Capital Bancorp, Inc.

31.1	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.

31.2	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date: November 8, 2006	By:	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President and Chief Executive Officer

	By:	/s/ William W. Ranson
William W. Ranson, CPA
Chief Financial Officer,
Treasurer and Secretary

Index of Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of First Capital Bancorp, Inc.

3.2	Bylaws of First Capital Bancorp, Inc.

31.1	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.

31.2	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.