Form 10KSB
period 2006-12-31
FIRST CAPITAL BANCORP, INC.
filed 2007-03-28
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 000-52219

FIRST CAPITAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Virginia	11-3782033
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4222 Cox Road, Suite 200 Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804)-273-1160

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, $4.00 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒  Yes    ☐  No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State issuer’s revenues for its most recent fiscal year: $15,728,256.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed based on a sale price of $19.00 for the Bank’s common stock on February 15, 2007 is approximately $22,253,380.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    ☐  Yes    ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,796,021 Shares of Common Stock, $4.00 par value

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (Check One):    ☐  Yes    ☒  No

FIRST CAPITAL BANCORP, INC.

FORM 10-KSB

Fiscal Year Ended December 31, 2006

PART I

The Company

First Capital Bancorp, Inc. is a bank holding company headquartered in Glen Allen, Virginia. We conduct our primary operations through our wholly-owned subsidiary, First Capital Bank, which opened for business in 1998.

We emphasize personalized service, access to decision makers and a quick turn around time on lending decisions. Our slogan is “Where People Matter.” We have a management team, officers and other employees with extensive experience in our primary market which is the Richmond, Virginia metropolitan area. We strive to develop personal, knowledgeable relationships with our customers, while at the same time offering products comparable to those offered by larger banks in our market area.

First Capital Bank operates six full service branch offices (alternatively referred to herein as “branches” and “offices”), throughout the greater Richmond metropolitan area. Our bank engages in a general commercial banking business, with a particular focus on the needs of small and medium-sized businesses and their owners and key employees and the professional community. We also offer a wide range of investment products and services through First Capital Investment Group in association with BI Investments, LLC, a registered brokerage firm formed as a joint venture with other Virginia based community banks.

We continue to experience growth in both assets and profitability. As of December 31, 2006, we had assets of $257.2 million, a $47.7 million, or 22.8%, increase from December 31, 2005. This followed an increase in assets during 2005 of 37.3% over our December 31, 2004 balance of $152.6 million. For 2006, our net income was $1.6 million, an increase of 20.3% compared to our net income for 2005. Our earnings per diluted share for 2006 was $0.83 compared to $0.70 and $0.31 for 2005 and 2004, respectively. During the period from December 31, 2002 to December 31, 2006, we had compound annual growth rates of 26.4% in assets, 38.4% in loans, 21.6% in deposits, and 28.2% in net income.

SUMMARY FINANCIAL INFORMATION

The following consolidated summary sets forth our selected financial data for the periods and at the dates indicated. The selected financial data have been derived from our audited financial statements for each of the five years that ended December 31, 2006, 2005, 2004, 2003 and 2002. You also should read the detailed information and the financial statements included elsewhere in this Report on Form 10-KSB.

	At or For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Balance Sheet Data:
Assets	$257,241	$209,529	$152,647	$115,148	$100,656
Gross loans, net of unearned income	201,585	156,062	108,698	72,641	54,981
Deposits	194,302	162,388	128,658	104,726	88,878
Shareholders’ equity	15,659	13,970	12,990	9,234	6,921
Average shares outstanding, basic	1,796	1,796	1,796	1,488	1,147
Average shares outstanding, diluted	1,889	1,860	1,849	1,530	1,162
Income Statement Data:
Interest income	$15,263	$10,533	$6,740	$5,164	$4,277
Interest expense	7,691	4,134	2,388	2,235	2,270
Net interest income	7,572	6,399	4,352	2,929	2,007
Provision for loan losses	404	408	346	250	320
Net interest income after provision for loan losses	7,168	5,991	4,006	2,679	1,687
Noninterest income	465	272	270	284	277
Noninterest expense	5,261	4,293	3,406	2,590	1,842
Income before income taxes	2,372	1,970	870	373	122
Income tax expense (benefit)	801	664	296	127	(459)
Net income	$1,571	$1,306	$574	$246	$581
Per Share Data: [1]
Basic earnings per share	$0.87	$0.73	$0.32	$0.17	$0.51
Diluted earnings per share	0.83	0.70	0.31	0.16	0.50
Book value per share	8.72	7.78	7.23	6.19	6.00
Asset Quality Ratios:
Non-performing loans total loans	0.06%	0.00%	0.00%	0.01%	0.11%
Non-performing assets to total assets	0.05	0.00	0.00	0.01	0.06
Net loan charge-offs to average loans	0.02	0.02	0.00	0.11	0.86
Allowance for loan losses to total loans	0.91	0.94	1.00	1.01	1.00
Selected Performance Ratios:
Return on average assets	0.69%	0.72%	0.42%	0.23%	0.70%
Return on average equity	10.74	9.70	5.87	2.67	9.04
Efficiency ratio	65.46	64.35	73.69	80.61	80.65
Net interest margin	3.41	3.68	3.39	2.84	2.51
Equity to assets	6.09	6.67	8.51	8.02	6.88
Tier 1 risk-based capital ratio	10.39	9.13	12.46	12.01	9.41
Total risk-based capital ratio	12.28	11.36	13.51	12.42	10.43
Leverage ratio	8.80	6.98	8.74	7.86	6.42

[1]	Amounts have been adjusted to reflect the three-for-two stock split of our common stock on December 28, 2005.

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Certain information contained in this Report on Form 10-KSB may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “we expect,” “we believe” or words of similar import.

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	our ability to continue to attract low cost core deposits to fund asset growth;

•	changes in interest rates and interest rate policies and the successful management of interest rate risk;

•	maintaining cost controls and asset quality as we open or acquire new locations;

•	maintaining capital levels adequate to support our growth and operations;

•	changes in general economic and business conditions in our market area;

•	reliance on our management team, including our ability to attract and retain key personnel;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by us;

•	changing trends in customer profiles and behavior;

•	changes in banking and other laws and regulations applicable to us; and

•	other factors described in “Risk Factors” above.

Although we believe that our expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 1.	DESCRIPTION OF BUSINESS

General

First Capital Bancorp, Inc. is a bank holding company that was incorporated under Virginia law in 2006. Pursuant to a statutory share exchange that was effective on September 8, 2006, First Capital Bancorp, Inc. became a bank holding company. We conduct our primary operations through our wholly owned subsidiary, First Capital Bank, which is chartered under Virginia law. We have one other wholly owned subsidiary, FCRV Statutory Trust 1, which is a Delaware Business Trust that we formed in connection with the issuance of trust preferred debt in September, 2006.

Our principal executive offices are located at 4222 Cox Road, Suite 200, Glen Allen, Virginia 23060, and our telephone number is (804) 273-1160. We maintain a website at www.1capitalbank.com.

First Capital Bank, a Virginia banking corporation headquartered in Glen Allen, Virginia, was incorporated under the laws of the Commonwealth of Virginia as a state-chartered bank in 1997. First Capital Bank is a member of the Federal Reserve System and began banking operations in late 1998. First Capital Bank is a community oriented financial institution that offers a full range of banking and related financial services to small and medium-sized businesses, professionals and individuals located in its market area. This market area consists of the

Richmond, Virginia metropolitan area, with a current emphasis on the western Henrico County, Chesterfield County, the City of Richmond, and the Town of Ashland, and the surrounding vicinity. First Capital Bank’s goal is to provide its customers with high quality, responsive and technologically advanced banking services. In addition, First Capital Bank strives to develop personal, knowledgeable relationships with its customers, while at the same time it offers products comparable to those offered by larger banks in its market area. We believe that the marketing of customized banking services has enabled First Capital Bank to establish a niche in the financial services marketplace in the Richmond metropolitan area.

First Capital Bank currently conducts business from its executive offices and six branch locations. See “Properties”.

Products and Services

We offer a full range of deposit services that are typically available in most banks including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our market area at rates competitive to those offered in the area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules).

We also offer a full range of short-to-medium commercial and consumer loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans include secured (and unsecured loans) for financing automobiles, home improvements, education and personal investments. Additionally, we originate fixed and floating-rate mortgage and real estate construction and acquisition loans.

Other services offered by us include safe deposit boxes, certain cash management services, traveler’s checks, direct deposit of payroll and social security checks and automatic drafts for various accounts, selected on-line banking services and a small and medium-sized businesses courier service. We also have become associated with a shared network of automated teller machines (ATMs) that may be used by our customers throughout Virginia and other states located in the Mid-Atlantic region.

In late September, 2004, First Capital Bank introduced First Capital Investment Group, in association with BI Investments, LLC. BI Investments, LLC is a joint venture including the Virginia Bankers’ Association and twenty-eight Virginia community banks established to market annuities and traditional investment products with the member banks.

Our Market Area

Our primary market is the Richmond, Virginia metropolitan area, which includes Chesterfield County, Henrico County, Hanover County, the Town of Ashland and the City of Richmond. Richmond is the capital of Virginia. All of our branches are located in the Richmond metropolitan area.

The Richmond metropolitan area is the third-largest metropolitan area in Virginia and is one of the state’s top growth markets based on population and median household income. The population of the Richmond metropolitan area has continued to increase in recent years, with current information from the Virginia Employment Commission showing a population in excess of 1,150,000 persons. According to the U.S. Census Bureau, the population in the Richmond metropolitan area grew by over 15% from 1990 to 2000, and an increase of 12% is projected for the period between 2000 and 2010. In addition, median household income for the Richmond metropolitan area grew 23% from 2000 to 2006 and is projected to grow 17% through 2011. The Richmond metropolitan area had a median household income approximately 9% higher than the national median household income.

Our market area enjoys a balanced and diversified economy with a broad array of employers and industries which shield the area from any recessions specific to one sector. Nearly all sectors of the local economy are currently sharing in the area’s economic growth, with the driving force behind the economy being private education and healthcare. The unemployment rate for the Richmond metropolitan area is less than 3%, and has consistently ranked among the five areas with the lowest unemployment among the nation’s 50-largest metropolitan areas.

The population of Henrico County, the location of our headquarters and first branch office, increased by 20% between 1990 and 2000 and an additional 10% between 2000 and 2006 to around 290,000 persons. The median household income for Henrico County in 2006 was approximately $60,000, or 17% above the national median, and increased 23% since 2000. Chesterfield and Hanover Counties each had 2006 median incomes of approximately $72,000. Together with Henrico County, we expect to focus our growth in Chesterfield and Hanover Counties as we build our branch system. Chesterfield and Hanover Counties have also experienced significant growth in median household income and population from 2000 to 2006, with both counties’ median household income growing 22% and population growing 16%. Population growth in the City of Richmond has historically been slow as residents continue to move to the suburbs, but the median household income projections for the City of Richmond are extremely positive with median household income projected to increase 17% from 2006 to 2011.

Major employers in the metropolitan area include federal and state agencies, major health facilities, educational institutions, and various medium-sized and large corporations. Philip Morris, Universal Corporation, Dominion Resources, CarMax, and Circuit City Group are some of the larger corporations headquartered in Richmond. Other major employers in the private sector include Alcoa, CSX Corporation, Du Pont, Honeywell, Tyson Foods and Wyeth Pharmaceuticals, as well as Bon Secours, CJW and Henrico Doctor’s medical institutions. Richmond also serves as headquarters for the Fifth Federal Reserve District.

Our market area has been subject to large scale consolidation of local banks, primarily by larger, out-of-state financial institutions. We believe that there is a large customer base in our market that prefers doing business with a local institution. We seek to fill this banking need by offering timely personalized service, while making it more convenient by continuing to build our branch network throughout the Richmond metropolitan area where our customers live and work. To that end, in 2002, we initiated a branching strategy to better ensure that our branch network covers more of the markets in which our customers live and conduct business. We have made significant investments in our infrastructure and believe our current operating platform is sufficient to support a substantially larger banking institution without incurring meaningful additional expenses.

Business Strategy

Hire experienced, local bankers. Our strategy has revolved around the hiring of experienced, local banking professionals and relationship managers to originate loans and deposits, call on customers and lead our branches. These officers have been able to attract customers with which they have built relationships over the years, typically allowing the officers to enhance our deposit and loan production immediately. We currently have 13 commercial loan officers that have an average of 18 years of experience in the Richmond metropolitan banking market and have operated in our market area through a wide range of economic cycles and lending market conditions. We intend to continue to grow and build our franchise by hiring experienced local lenders and other bankers. We recently enhanced our market presence by hiring additional lenders in the private banking, business lending and construction lending arenas.

Continue the growth of our delivery system. Due to the economic growth in the Richmond metropolitan area and the consolidation of our local competitors, management believes that continued expansion of our delivery system will contribute to long-term growth and increased value. Accordingly, we expect to continue to open branches in the Richmond metropolitan area and anticipate that we will open one to two additional branches each year over the next five years, with the goal of having 10 to 12 branches within this time frame. In the past eight months, we have opened our Forest Office Park branch and our James Center office. The Forest Office Park branch is located in the center of a business complex with approximately 260 businesses that fit our small to medium-sized business profile. In addition, the James Center office is located in the heart of downtown Richmond and its financial and professional district, strategically placing us within a significant core of clients and prospects uniquely suited for the expansion of our Private Client Group.

A principal component of this expansion program has been to identify attractive locations for opening new branches that either complement our existing branch system, provide access to new customers within our market area or strategically match the addition of a key lender/leader to our team (as was the case with the James Center Office). We believe that the demographics and growth characteristics of the Richmond metropolitan area should also provide significant opportunities for us to continue to grow loan and deposit relationships within our existing branch network. We complement this branch network with free online banking services (for businesses and individuals), our remote deposit initiative and our business courier service.

Diversify our product and service offerings with the goal of increasing our non-interest income. The strength of the Richmond metropolitan area has allowed us to more effectively realize contributions to earnings from non-interest sources, primarily document preparation fees, monthly core deposit service charges and origination fees from our mortgage operations. We would expect our fees in these areas to grow significantly in 2007 and beyond. In particular, monthly core deposit service charges should see a material increase given our aggressive commitment to capturing small to medium-sized business deposits through our 2007 remote deposit initiative and our recent key hires in the Private Client Group and Business Banking arenas. We are becoming increasingly sophisticated in our ability to analyze customer relationships, which improves our ability to recognize opportunities to offer additional products and services that will expand these relationships and our non-interest income. We also expect to continue to grow non-interest income from the sale of investment products and services through First Capital Investment Group and in association with BI Investments, LLC, a registered brokerage firm formed as a joint venture with other Virginia based community banks.

Maintain our excellent asset quality. While our loan portfolio has experienced rapid growth, we have consistently maintained excellent asset quality. We believe that our strong asset quality is the result of a stable local economy, prudent underwriting standards, effective lending processes, timely follow-up on delinquencies, and the experience of our loan officers. We have the unique advantage of having four former Senior Lending Officers within our lending ranks, each having their own distinct market expertise. At December 31, 2006, we had one nonaccrual loan in the amount of $120,000 and no ninety-day past due loans. The nonaccrual loan is well secured by a primary residence and no loss is anticipated. We have also experienced minimal net charge offs over the last five years. Sound asset quality will always remain one of our strategic business objectives.

Emphasize relationship banking. A cornerstone of our business strategy is a commitment to customer service that is built around a personalized relationship. We hire local bankers with extensive business relationships who have experience in the Richmond community in originating and administering loans. In fact, all of our senior officers have spent most if not all their lives and banking careers in Richmond. We leverage our core relationships by providing our customers access to decision makers, customized loan products, and quick turn around time on lending decisions. Our experience indicates that by focusing on the relationship, “Where People Matter”, we are able to make good quality, profitable loans which will continue to be the foundation of our approach to business.

Employees

As of March 1, 2007, we had a total of 62 full time equivalent employees. We consider relations with our employees to be excellent. Our employees are not represented by a collective bargaining unit.

Competition

We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Central Virginia region and elsewhere. Many of our non-bank competitors are not subject to the same extensive federal regulations that govern federally-insured banks and state regulations governing state chartered banks. As a result, such non-bank competitors may have certain advantages over us in providing certain services.

Our principal market area is a highly competitive, highly branched banking market. Competition in the market area for loans to small and medium-sized businesses and professionals, our target market, is intense, and pricing is important. Many of our competitors have substantially greater resources and lending limits than us and offer certain services, such as extensive and established branch networks, that we are not currently providing. Moreover, larger institutions operating in the Central Virginia region have access to borrowed funds at lower cost than the funds that are presently available to us. Deposit competition among institutions in the market area also is strong. Competition for depositors’ funds comes from U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, among other sources. As a result, we have paid, and may in the future pay, above-market rates to attract deposits.

Governmental Monetary Policies

Our earnings and growth are affected not only by general economic conditions, but also by the monetary policies of various governmental regulatory authorities, particularly the Board of Governors of the Federal Reserve Board (the “FRB”). The FRB implements national monetary policy by its open market operations in United States Government securities, control of the discount rate and establishment of reserve requirements against both member and nonmember financial institutions’ deposits. These actions have a significant effect on the overall growth and distribution of loans, investments and deposits, as well as the rates earned on loans, or paid on deposits.

Our management is unable to predict the effect of possible changes in monetary policies upon our future operating results.

Lending Activities

Credit Policies

The principal risk associated with each of the categories of loans in our portfolio is the creditworthiness of our borrowers. Within each category, such risk is increased or decreased, depending on various factors. The risks associated with real estate mortgage loans, commercial loans and consumer loans vary based on employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies based on the supply and demand for the type of real estate under construction. In an effort to manage these risks, we have loan amount approval limits for individual loan officers based on their position and level of experience.

We have written policies and procedures to help manage credit risk. We use a loan review process that includes a portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and annual independent third party portfolio reviews to establish loss exposure and to monitor compliance with policies. Our loan approval process includes our Management Loan Committee, the Loan Committee of the Board of Directors and, for larger loans, the Board of Directors. Our Senior Credit Officer is responsible for reporting to the Directors monthly on the activities of the Management Loan Committee and on the status of various delinquent and non-performing loans. The Loan Committee of the Board also reviews lending policies proposed by management. Our Board of Directors establishes our total lending limit and approves proposed lending policies approved by the Loan Committee of the Board.

Loan Originations

Real estate loan originations come primarily through direct solicitations by our loan officers and continued business from current customers, and through referrals. Construction loans are obtained by solicitations of our construction loan officers and continued business from current customers. Commercial real estate loan originations are obtained through broker referrals, direct solicitation by our loan officers and continued business from current customers. We may also purchase loan participations from other community banks in Virginia.

Our loan officers, as part of the application process, review all loan applications. Information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow available for debt service. Loan quality is analyzed based on our experience and credit underwriting guidelines. Real estate collateral for loans in excess of $250 thousand are appraised by independent appraisers who have been pre-approved by meeting the requirement of providing a current and valid license certification and based on the lender’s experience with these appraisers. Evaluations for real estate collateral for loans less than $250 thousand are made by the loan officer.

In the normal course of business, we make various commitments and incur certain contingent liabilities that are disclosed but not reflected in our annual financial statements including commitments to extend credit. At December 31, 2006, commitments to extend credit totaled $121.9 million.

Construction Lending

We make local construction and land acquisition and development loans. Residential houses and commercial real estate under construction and the underlying land secure construction loans. At December 31, 2006, construction, land acquisition and land development loans outstanding were $51.5 million, or 25.5% of total loans. These loans are concentrated in our local markets. The average life of a construction loan is less than one year. Because the interest rate charged on these loans usually floats with the market, these loans assist us in managing our interest rate risk. Construction lending entails significant additional risks, compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the value of the building under construction is only estimable when the loan funds are disbursed. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 80% of appraised value in addition to analyzing the creditworthiness of the borrowers. We also obtain a first lien on the property as security for construction loans and typically require personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than loans secured by real property but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. We have a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2006, commercial loans totaled $22.6 million, or 11.2% of the total loan portfolio.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in our market area including commercial buildings and offices, recreational facilities, small shopping centers, churches and hotels. At December 31, 2006, commercial real estate loans totaled $63.1 million, or 31.3% of our total loans. We may lend up to 80% of the secured property’s appraised value. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economic environment. Our commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we typically require personal guarantees or endorsements of the borrowers’ principal owners. In addition, we carefully evaluate the location of the security property.

Residential Real Estate Lending

Residential one-to-four mortgage loans at December 31, 2006, accounts for $62.2 million, or 30.8% of our total loan portfolio. Residential first mortgage loans represent $46.3 million or 74.5% of total residential real estate loans. Multifamily and home equity loans represent $5.9 million and $7.2 million, respectively, and junior liens account for $2.8 million of total residential real estate loans.

All residential mortgage loans originated by us contain a “due-on-sale” clause providing that we may declare the unpaid principal balance due and payable upon sale or transfer of the mortgaged premises. In connection with residential real estate loans, we require title insurance, hazard insurance and if required, flood insurance. We do not require escrows for real estate taxes and insurance.

Consumer Lending

We offer various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, boat loans, deposit account loans, installment and demand loans and credit cards. At December 31, 2006, we had consumer loans of $2.4 million or 1.2% of total loans. Such loans are generally made to customers with whom we have a pre-existing relationship. We currently originate all of our consumer loans in our market area.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as loans secured by rapidly depreciable assets such as automobiles. Any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment as a result of the greater likelihood of damage, loss or depreciation. Due to the relatively small amounts involved, any remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

The underwriting standards we employ to mitigate the risk for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of their ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount.

SUPERVISION AND REGULATION

General

As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “FRB”). As a state-chartered commercial bank, First Capital Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions (the “BFI”). It is also subject to regulation, supervision and examination by the FRB. Other federal and state laws, including various consumer and compliance laws, govern the activities of the bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower.

The following description summarizes the significant federal and state laws applicable to us and our subsidiary. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

First Capital Bancorp, Inc.

Bank Holding Company Act. As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and we are registered as such with, and are subject to examination by, the FRB. Pursuant to the BHC Act, we are subject to limitations on the kinds of business in which we can engage directly or through subsidiaries. We are permitted to manage or control banks. Generally, however, we are prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of any class of voting shares of an entity engaged in non-banking activities, unless the FRB finds such activities to be “so closely related to banking” as to be deemed “a proper incident thereto” within the meaning of the BHC Act. Activities at the bank holding company level are limited to:

•	banking, managing or controlling banks;

•	furnishing services to or performing services for its subsidiaries; and

•	engaging in other activities that the FRB has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Bank acquisitions by bank holding companies are also regulated. A bank holding company may not acquire more than five percent of the voting shares of another bank without prior approval of the FRB. The BHC Act subjects bank holding companies to minimum capital requirements. Regulations and policies of the FRB also require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. The FRB’s policy is that a bank holding company should stand ready to use available resources for assisting a subsidiary bank. Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. Some of the activities that the FRB has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser. The only activity in which we are engaged is the operation of First Capital Bank. We have no present intention to engage in any other permitted activities. However, we may determine to engage in additional activities if it is deemed to be in our best interests.

With some limited exceptions, the BHC Act requires every bank holding company to obtain the prior approval of the FRB before:

•	acquiring substantially all the assets of any bank;

•

acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•	merging or consolidating with another bank holding company.

In addition, and subject to some exceptions, the BHC Act and the Change in Bank Control Act, together with their regulations, require FRB approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

Financial Holding Companies and Financial Activities. The Gramm-Leach-Bliley Act established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through qualification as a new entity known as a financial holding company. We have not determined whether to become a financial holding company, but we may consider such a conversion in the future if it appears to be in our best interest.

Dividends. No Virginia corporation may make any distribution to stockholders if, after giving it effect, (i) the corporation would not be able to pay its existing and reasonably foreseeable debts, liabilities and obligations, whether or not liquidated, matured, asserted or contingent, as they become due in the usual course of business; or (ii) the corporation’s total assets would be less than the sum of its total liabilities plus, the amount that would be needed if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

In a policy statement, the FRB has advised bank holding companies that it believes that payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this policy, banks and their holding companies may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items such as sales of buildings or other large assets in order to generate profits to enable payment of future dividends.

The primary source of funds for payment of dividends by us to our stockholders will be the receipt of dividends and interest from First Capital Bank. Our ability to receive dividends from First Capital Bank will be limited by applicable law. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution, depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. Federal law prohibits insured depository institutions from making capital distributions, including dividends, if after such transaction, the institution would be undercapitalized. A bank is undercapitalized for this purpose if its leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio are not at least 5%, 6% and 10%, respectively. See “Regulatory Capital Requirements” below.

The FRB has authority to prohibit a bank holding company from engaging in practices which are considered to be unsafe and unsound. Depending upon the financial condition of First Capital Bank and upon other factors, the FRB could determine that the payment of dividends or other payments by us or First Capital Bank might constitute an unsafe or unsound practice. Finally, any dividend that would cause a bank to fall below required capital levels could also be prohibited.

Regulatory Capital Requirements. State banks and bank holding companies are required to maintain a minimum risk capital ratio of 10% (at least 5% in the form of Tier 1 capital) of risk-weighted assets and off-balance sheets items. Tier 1 capital consists of common equity, noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries and excludes goodwill. Tier 2 capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves. In calculating the relevant ratio, a bank’s assets and off-balance sheet commitments are risk-weighted: thus, for example, most commercial loans are included at 100% of their book value while assets considered less risky are included at a percentage of their book value (e.g., 20% for interbank obligations and 0% for vault cash and U.S. treasury securities).

We are subject to leverage ratio guidelines as well. The leverage ratio guidelines require maintenance of a minimum ratio of 3% Tier 1 capital to total assets for the most highly rated organizations. Institutions that are less highly rated, anticipating significant growth or subject to other significant risks will be required to maintain capital levels ranging from 1% to 2% above the 3% minimum.

Recent federal regulation established five tiers of capital measurement ranging from “well capitalized” to “critically undercapitalized.” Federal bank regulatory authorities are required to take prompt corrective action with respect to inadequately capitalized banks. If a bank does not meet the minimum capital requirement set by its regulators, the regulators are compelled to take certain actions, which may include prohibition on payment of dividends to its holding company or requiring the adoption of a capital restoration plan which must be guaranteed by the bank’s holding company.

Cross-Institution Assessments. Any insured depository institution owned by us can be assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by us.

First Capital Bank

First Capital Bank is subject to various state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of its operations. The following is a brief summary of the material provisions of certain statutes, rules and regulations that affect First Capital Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below.

General. First Capital Bank is under the supervision of, and subject to regulation and examination by, the BFI and FRB. As such, First Capital Bank is subject to various statutes and regulations administered by these agencies that govern, among other things, required reserves, investments, loans, lending limits, acquisitions of fixed assets, interest rates payable on deposits, transactions among affiliates and First Capital Bank, the payment of dividends, mergers and consolidations, and establishment of branch offices. As noted previously, First Capital Bank is a member of the Federal Reserve System. As such, the FRB, as the primary federal regulator of First Capital Bank, has the authority to impose penalties, initiate civil and administrative actions, and take other steps to prevent First Capital Bank from engaging in unsafe and unsound practices.

Mergers and Acquisitions. Under federal law, previously existing restrictions on interstate bank acquisitions were abolished effective September 29, 1995, and since such date bank holding companies from any state have been able to acquire banks and bank holding companies located in any other state. Effective June 1, 1997, the law allows banks to merge across state lines, subject to earlier “opt-in” or “opt-out” action by individual states. The law also allows interstate branch acquisitions and de novo branching if permitted by the “host state.” Effective July 1, 1995, Virginia adopted early “opt-in” legislation which permits interstate bank mergers. Virginia law also permits interstate branch acquisitions and de novo branching if reciprocal treatment is accorded Virginia banks in the state of the acquirer.

Although the above laws had the potential to have a significant impact on the banking industry, it is not possible for our management to determine, with any degree of certainty, the impact such laws have had on First Capital Bank.

Financial Services Legislation. On November 1, 1999, then President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”). The GLB Act implemented fundamental changes in the regulation of the financial services industry in the United States, further transforming the already converging banking, insurance and securities industries by permitting further mergers and affiliations which will combine commercial banks, insurers and securities firms under one holding company. Many of these changes are discussed above.

The provisions of the GLB Act have had a significant impact on the banking industry in general. However, it is not possible for us to determine, with any degree of certainty at this time, the impact that such provisions have had on First Capital Bank and its operations.

Dividends. The amount of dividends payable by First Capital Bank depends upon its earnings and capital position, and is limited by federal and state law, regulations and policy. In addition, Virginia law imposes restrictions on the ability of all banks chartered under Virginia law to pay dividends. Under such law, no dividend may be declared or paid that would impair a bank’s paid-in capital. Each of the BFI and the FDIC have the general authority to limit dividends paid by First Capital Bank if such payments are deemed to constitute an unsafe and unsound practice. In particular, Section 38 of the Federal Deposit Insurance Act (“FDIA”) would prohibit First Capital Bank from making a dividend if it were “undercapitalized” or if such dividend would result in the institution becoming “undercapitalized.”

Under current supervisory practice, prior approval of the FRB is required if cash dividends declared in any given year exceed the total of First Capital Bank’s net profits for such year, plus its retained profits for the preceding two years. In addition, First Capital Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting current losses and bad debts. Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements.

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of the bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of First Capital Bank are subject to the deposit insurance assessments of the Bank Insurance Fund of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. For example, depository institutions insured by the BIF that are “well capitalized” and that present few or no supervisory concerns are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time.

The FDIC is authorized to prohibit any BIF insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. We are not aware of any existing circumstances that could result in termination of any of First Capital Bank’s deposit insurance.

Capital Requirements. The various federal bank regulatory agencies, including the FRB, have adopted risk-based capital requirements for assessing the capital adequacy of banks and bank holding companies. Virginia chartered banks must also satisfy the capital requirements adopted by the BFI. The federal capital standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, as adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profile among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance sheet obligations, such as stand-by letters of credit) is 8%. At least half of the risk-based capital must consist of common equity, retained earnings and qualifying perpetual preferred stock, less deductions for goodwill and various other tangibles (“Tier 1 capital”). Tier 2 capital includes the hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The FRB also has adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to quarterly average assets (“Leverage Ratio”) of 3%. The FRB has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a Leverage Ratio of at least 4% to 5% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The FRB continues to consider tangible Tier 1 Leverage Ratio as the ratio of a banking organization’s Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital, to total tangible assets.

The Federal Financial Institutions Examination Council establishes the guidelines which banks follow in preparing their quarterly Reports of Condition and Income (“Call Report”) which are filed with their supervisory agency. The guidelines in most respects follow accounting principles generally accepted in the United States (“GAAP”) in presenting the financial condition of each institution. An exception exists in the manner that recognition of deferred tax asset balances are treated for the purpose of calculating capital adequacy. In preparing the Call Report schedules dealing with regulatory capital, an institution can recognize only that portion of its deferred tax asset balance which equates to projected earnings for the ensuing 12 month period. Any amount in excess of that is disallowed when calculating the institution’s capital ratios. All capital ratios reported by First Capital Bank following recognition of its deferred tax asset balance at June 30, 2003, will be in accordance with the Regulatory Accounting Principles (“RAP”) noted above. All other financial statements presented by the Bank, including all other Call Report presentations, will be in accordance with GAAP.

Section 38 of the FDIA, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), requires that the federal banking agencies establish five capital levels for insured depository institutions – “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” – and requires or permits such agencies to take certain supervisory actions as an insured institution’s capital level falls.

As of December 31, 2006, we and First Capital Bank both exceeded all capital requirements under all applicable regulations.

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

On December 19, 1991, FDICIA was enacted into law. FDICIA requires each federal banking regulatory agency to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. On July 10, 1995, the federal banking agencies, including the FRB, adopted final rules and proposed guidelines concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems; (b) internal audit systems; (c) loan documentation; (d) credit underwriting; (e) interest rate exposure; (f) asset growth; and (g) compensation, fees and benefits.

Activities and Investments of Insured State-Chartered Banks. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary; (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity. The scope of permissible activities available to FDIC-insured, state chartered banks may be expanded by the recently enacted financial services legislation. See “Supervision and Regulation – First Capital Bank – Financial Services Legislation.”

Regulatory Enforcement Authority. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the FRB. The instruments of monetary policy employed by the FRB include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. The FRB’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the FRB, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the bank.

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any non-personal time deposits at an institution. For net transaction accounts in 2006, the first $7.8 million, the same amount as in 2005, will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction accounts over $7.8 million up to and including $40.5 million, also the same amount as in 2005. A 10% reserve ratio will be applied above $40.5 million. These percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B:

•

limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus; and

•	require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a nonaffiliate.

The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Community Reinvestment Act

Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

The GLB Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulatory. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLB Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination. First Capital Bank received a “satisfactory” rating during its latest examination.

Fair Lending; Consumer Laws

In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that prospective borrowers experience discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums, short of a full trial.

Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

Bank Secrecy Act

Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution. As part of its BSA program, the USA PATRIOT Act also requires a financial institution to follow recently implemented customer identification procedures when opening accounts for new customers and to review lists of individuals and entities that are prohibited from opening accounts at financial institutions.

Future Regulatory Uncertainty

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, we fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

ITEM 2.	DESCRIPTION OF PROPERTY

Our banking offices are listed below. We conduct our business from the properties listed below. Except for our Ashland office, which we own, we lease our other offices under long term lease arrangements.

Office Location	Date Opened
Innsbrook Office 4101 Dominion Boulevard Glen Allen, Virginia 23060	1998

Ashland Office 409 South Washington Highway Ashland, Virginia 23005	2000

Chesterfield Towne Center Office 1580 Koger Center Boulevard Richmond, Virginia 23235	2003

Staples Mill Road Office 1776 Staples Mill Road Richmond, Virginia 23230	2003

Forest Office Park Branch 1504 Santa Rosa Road Richmond, Virginia 23229	2006

James Center Office One James Center 901 East Cary Street Richmond, Virginia 23219	2007

Our corporate office, which we opened in 2003, is located at 4222 Cox Road, Suite 200, Glen Allen, Virginia 23060.

All of our properties are in good operating condition and are adequate for our present and anticipated future needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Our management does not believe that such legal proceedings, individually or in the aggregate, are likely to have a material adverse effect on our results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Although our common stock currently trades over the counter and under the symbol “FPBX”, no established trading market has developed. Our stock is not currently traded on any exchange, listed on NASDAQ, or quoted on the OTC Bulletin Board. We cannot assure you that an active and liquid trading market for the common stock will develop, or if one does develop.

To date, the Company has not paid any dividends on its Common Stock.

The following table shows high and low sale prices for our common stock, as reported to us, for the periods indicated.

	High	Low
2005
1st Quarter	$12.83	$11.83
2nd Quarter	14.00	11.93
3rd Quarter	14.33	13.40
4th Quarter	22.00	13.87

2006
1st Quarter	$20.00	$16.66
2nd Quarter	20.00	16.25
3rd Quarter	18.50	17.50
4th Quarter	18.10	17.95

2007

1st Quarter (through March 8, 2007)	$20.00	$17.05

The foregoing transactions may not be representative of all transactions during the indicated periods or of the actual fair market value of our common stock at the time of such transaction due to the infrequency of trades and the limited market for our common stock.

As of March 5, 2007, there were approximately 744 shareholders of record of our common stock.

Effective December 28, 2005, First Capital Bank completed a three-for-two stock split with respect to the outstanding shares of its common stock. The information set forth in this prospectus regarding common stock reflects the changes resulting from the stock split.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations and financial condition, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

Overview

We are headquartered in Glen Allen, Virginia and conduct our primary operations through our wholly owned subsidiary, First Capital Bank. The bank is a community bank serving the greater Richmond metropolitan area which includes the counties of Henrico, Chesterfield and Hanover, the Town of Ashland and the City of Richmond, Virginia with six full service branches. First Capital Bank targets small to medium-sized businesses and consumers in our market area and emerging suburbs outside of the greater Richmond metropolitan area. In addition, the bank strives to develop personal, knowledgeable relationships with it customers, while at the same time offering products comparable to statewide regional banks located in its market area. Management believes that the marketing of customized banking services has enabled it to establish a niche in the financial services marketplace in the Richmond metropolitan area.

We generate a significant amount of our income from the net interest income earned by the bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost and the amount of additions to the allowance for loan losses.

For the years ended December 31, 2006 and 2005, we continued to realize the benefit of high growth rates in both assets and net interest income. Our total assets increased to $257.2 million at December 31, 2006, compared to $209.5 million at December 31, 2005, representing an increase of $47.7 million or 22.8%. Our total assets of $209.5 million on December 31, 2005 increased 37.3% from our December 31, 2004 balance of $152.6 million.

Total net loans at December 31, 2006 were $199.8 million, an increase of $45.2 million, or 29.2%, from the December 31, 2005 amount of $154.6 million. For the year 2005, total net loans increased $47.0 million or 43.7%. Loan growth of approximately $92.2 million over the last two years was accomplished without sacrificing credit quality. Nonaccrual loans totaled $120 thousand and $2 thousand at December 31, 2006 and 2005, respectively. Excluding nonaccrual loans, there were no loans delinquent 90 days or more at December 31, 2006 and at December 31, 2005. Additional loan officers, a solid local economy and strong underwriting contributed to the superior loan growth we experienced.

Deposits increased $31.9 million to $194.3 million at December 31, 2006 from the balance at December 31, 2005. Certificates of deposit increased $21.0 million or 21.0% and represent 62.5% of deposits with maturities ranging from six months to five years. Money market accounts and NOW accounts increased $8.4 million with the introduction of the Capital Reserve Account during 2006 which has a variable rate tied to the stated Fed funds rate. Low cost demand deposits increased 8.1% or $2.5 million to $32.9 million at December 31, 2006. The steady rise in short term interest rates over the last two years contributed to the 86.1% increase in interest expense in 2006.

The net interest margin was 3.41% for the year ended December 31, 2006 compared to 3.68% for the same period in 2005. The decline is attributed to both the flattening of the yield curve and the steady rise in shorter interest rates on deposits and borrowed money to fund the growth in earning assets.

Total non-interest expense increased 22.5% or $967 thousand from $4.3 million for the year ended December 31, 2005 to $5.3 million for the year ended December 31, 2006. Additions to staff to support business development and retail branching contributed to the increase in salaries and employee benefits. Two experienced lenders were hired to support development of the construction division and loan origination function. Occupancy and depreciation expense increased as the result of the opening of the new Forest Office Park branch. Professional services increased 71.3% to $148 thousand for the year ended December 31, 2006 as the result of formation of the holding company First Capital Bancorp, Inc. and filings with the Securities and Exchange Commission.

We remain well capitalized with capital ratios above the regulatory minimums. Asset quality measures also remain consistently strong throughout the year. The loan loss increased primarily due to loan growth.

Critical Accounting Policies

The financial condition and results of operations presented in the consolidated financial statements, the accompanying notes to the consolidated financial statements and this section are, to a large degree, dependent upon our accounting policies. The selection and applications of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

First Capital Bank’s critical accounting policy relates to the evaluation of the allowance for loan losses which is based on management’s opinion of an amount that is adequate to absorb loss in the bank’s existing portfolio. The allowance for loan losses is established through a provision for loan loss based on available information including the composition of the loan portfolio, historical loan losses (to the extent available due to limited history), specific impaired loans, availability and quality of the collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the bank’s allowance for loan losses could result in material changes in its financial condition and results of operations. The bank’s policies with respect to the methodology for determining the allowance for loan losses involve a high degree of complexity and require management to make subjective judgments that often require assumptions or estimates about certain matters. This critical policy and its assumptions are periodically reviewed with the bank’s Board of Directors.

The bank evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. Loans evaluated individually for impairment include non-performing loans, loans past due by 30 days or more, and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies, with a group of loans that have similar characteristics.

For loans without individual measures of impairment, the bank makes estimates of losses for groups of loans as required by SFAS No. 5. Loans are grouped by similar characteristics, including the type of loan and general collateral type. A loss rate range reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given collateral type, terms of the loan, borrower and industry concentrations, levels and trends in delinquencies and charge-off and recovery experience.

The amount of estimated impairment of individually evaluated loans and the range of estimated losses for groups of loans are added together for a total range of estimated loan losses. This range of estimated losses is compared to the allowance for loan losses of the bank as of the evaluation date and, if the range of estimated losses is greater than the allowance, an additional provision to the allowance would be make. If the range of estimated losses is less than the allowance, the degree to which the allowance exceeds the range of estimated losses is evaluated to determine whether a reduction to the allowance would be necessary. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be make, which amount may be material to the consolidated financial statements.

Results of Operations

Net Income

Net income for the year ended December 31, 2006 increased 20.3% to $1.6 million from $1.3 million for the year ended December 31, 2005. Returns on equity and assets for the year ended December 31, 2006 were 10.74% and 0.69%, respectively, compared to 9.70% and 0.72% for the year ended December 31, 2005. Our continued focus on loan growth resulted in an increase in interest income. Interest on loans increased $4.3 million to $13.3 million for the year ended December 31, 2006, compared to $9.0 million for the comparable period in 2005. Operations have been impacted by increased funding costs. Total interest expense was $7.7 million for the year ended December 31, 2006, compared to $4.1 million for the year ended December 31, 2005.

For 2006, earnings per diluted share were $0.83 compared to $0.70 and $0.31 for 2005 and 2004, respectively.

The following table reflects an analysis of our net interest income using the daily average balance of our assets and liabilities as of the periods indicated.

Average Balances, Income and Expenses, Yields and Rates

	Year Ended December 31,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income [1]	$177,050	$13,263	7.49%	$133,392	$8,971	6.73%
Investment securities:
U.S. Agencies	25,307	1,125	4.45	18,386	746	4.0
Mortgage backed securities	12,702	521	4.10	17,070	626	3.67
Municipal securities	1,012	41	4.05	838	34	4.06
Other investments	1,955	115	5.88	1,211	57	4.71

Total investment securities	40,976	1,802	4.40	37,505	1,463	3.90
Federal funds sold	3,884	198	5.10	2,971	99	3.33

Total earning assets	$221,910	$15,263	6.88%	$173,868	10,533	6.06%

Cash and cash equivalents	6,313			5,911
Allowance for loan losses	(1,666)			(1,276)
Other assets	2,018			2,235

Total assets	$228,575			$180,738

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest checking	$6,666	$34	0.51%	$6,288	$31	0.49%
Money market deposit accounts	24,829	754	3.04	23,612	401	1.70
Statement savings	734	11	1.50	1,039	9	0.87
Certificates of deposit	119,838	5,505	4.59	90,336	3,164	3.50

Total interest-bearing deposits	$152,067	$6,304	4.15%	$121,275	$3,605	2.97%

Federal funds purchased	1,760	94	5.34	2,261	89	3.94
Repurchase agreements	1,041	46	4.42	698	19	2.72
Subordinated debt	3,440	227	6.60	93	6	6.45
FHLB advances	25,460	1,020	4.01	11,827	415	3.51

Total interest-bearing liabilities	$183,768	$7,691	4.19%	$136,154	$4,134	3.04%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	27,783			29,168
Other liabilities	2,393			1,943

Total liabilities	30,176			31,111
Shareholders’ equity	14,631			13,473

Total liabilities and shareholders’ equity	$228,575			$180,738

Net interest income		$7,572			$6,399

Interest rate spread			2.69%			3.02%
Net interest margin			3.41%			3.68%
Ratio of average interest earning assets to average interest-bearing liabilities			120.76%			127.70%

[1]	For purposes of these computations, nonaccrual loans are included in average loans.

Net Interest Income

Net interest income represents our principal source of earnings. Net interest income is the amount by which interest generated from earning assets exceeds the expense of funding those assets. Changes in volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Year ended December 31, 2006 compared to year ended December 31, 2005

Net interest income for 2006 increased to $7.6 million, a $1.2 million increase over the $6.4 million reported for 2005. The increase in our net interest income in 2006 resulted from the 27.6% increase in average earning assets and 82 basis points increase in the average rate earned on average earning assets. The 82 basis points increase in earning assets yield was offset by a 115 basis point increase in the cost of funding. The net interest margin decreased during 2006 by 27 basis points to 3.41%. The average balance in our securities portfolio increased by $3.5 million, while the yield increased 50 basis points to 4.40%. Our average loan portfolio volume increase $43.7 million or 32.7%. The average yield on the loan portfolio increased 76 basis points to 7.49%. Loan demand was strong throughout most of 2006. Growth in the loan portfolio coupled with the increase in loan yields produced a 47.8% increase in loan interest income.

The average balance of interest-bearing deposits increased $30.8 million as the cost of deposits increased 118 basis points. Interest expense on deposits increased $2.7 million or 74.9%, to $6.3 million for the year ended December 31, 2006. Average balance of certificates of deposit increased $29.5 million as the cost of certificates increased 109 basis points. The percentage of certificates of deposits to total deposits increased from 61.9% in 2005 to 62.5% in 2006. The cost of money market accounts increased 134 basis points from 1.70% for the year 2005 to 3.04% for the year 2006. Higher short term rates and the introduction of the Capital Reserve Account with a variable rate tied to fed funds, resulted in the increase in cost. The Capital Reserve Account, which was introduced in June 2006, had a balance of $16.1 million at December 31, 2006.

Average advances from the Federal Home Loan Bank of Atlanta (“FHLB”) increased $13.6 million during 2006. Average cost of those advances increased 50 basis points. Advances from the FHLB were used to augment deposits in supporting the loan growth of the bank. Interest expense of FHLB advances increased $605 thousand or 145.9% over 2005 to $1.0 million for the year ended December 31, 2006.

Average subordinated debt and other borrowed money increased $3.3 million during 2006. During September 2006, $5.2 million of Trust Preferred Capital Notes were issued at a LIBOR-indexed floating rate of interest (three-Month LIBOR plus 1.70%) which adjusts quarterly. The rate was 7.06% at December 31, 2006, down from 7.09% upon issuance in September 2006.

The following table analysis changes in net interest income attributable to changes in the volume of interest-earning assets and interest bearing liabilities compared to changes in interest rates.

	2006 vs. 2005 Increase (Decrease) Due to Changes in:			2005 vs. 2004 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Earning Assets:
Loans, net of unearned income	$2,936	$1,356	$4,292	$2,451	$982	$3,433
Investment securities	163	176	339	138	168	306
Federal funds sold	30	69	99	(2)	55	53

Total earning assets	$3,129	$1,601	$4,730	$2,587	$1,205	$3,792

Interest-Bearing Liabilities:
Interest checking	2	1	3	6	(7)	(1)
Money market deposit accounts	21	332	353	(44)	87	43
Statement savings	(3)	5	2	(1)	(1)	(2)
Certificates of deposit	1,033	1,308	2,341	864	435	1,299
Federal funds purchased	(20)	25	5	27	52	79
Repurchase agreements	9	18	27	3	12	15
Subordinated debt	216	5	221	—	6	6
FHLB advances	478	127	605	62	244	306

Total interest-bearing liabilities	1,736	1,821	3,557	917	828	1,745

Change in net interest income	$1,393	($220)	$1,173	$1,670	$377	$2,047

Year ended December 31, 2005 compared to year ended December 31, 2004

The Federal Open Market Committee increased federal funds rates eight times during 2005 resulting in prime increases from 5.25% to 7.25% as of December 31, 2005. Net interest income for 2005 increased $2.0 million to $6.4 million or 47.0% from net interest income of $4.4 million in 2004. The growth in net interest income was due to the increase in average interest-earning assets which was the result of growth in the loan portfolio funded by the growth in deposits and other borrowings and an increase in the net interest margin. The net interest margin increased to 3.68% for the year ended December 31, 2005 from 3.38% for 2004. The average rate on earning assets increased 83 basis points from 5.23% in 2004 to 6.06% in 2005 and the average rate on interest-bearing liabilities increased 73 basis points from 2.31% in 2004 to 3.04% in 2005. The ratio of average interest earning assets to average interest bearing liabilities increased from 124.37% for the year 2004 to 127.70% for the year 2005.

Provision for Loan Losses

The provision for loan losses for the year ended December 31, 2006 was $404 thousand compared to $408 thousand for the year ended December 31, 2005. We are committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in our loan portfolio. This commitment is more fully discussed in the “Asset Quality” section below.

Non-Interest Income

Year ended December 31, 2006 compared to year ended December 31, 2005

Non-interest income has been and will continue to be an important factor for increasing profitability. Management continues to consider areas where non-interest income can be increased.

Non-interest income increased 70.8% to $465 thousand for the year ended December 31, 2006 compared to $272 thousand for the same period in 2005.

Fees on deposits increased 75.6% to $166 thousand for the year ended December 31, 2006 compared to $95 thousand for the same period in 2005. NSF and Returned Check fees increased from $74 thousand for the year ended December 31, 2005 to $132 thousand for the year ended December 31, 2006 an 79.6% increase. Other non-interest income increased $75 thousand or 39.8% to $264 thousand as compared to $189 thousand for the comparable period in 2005. ATM fees increased 100.0% to $64 thousand for the year ended December 31, 2006 as compared to $32 thousand for the comparable period in 2005. Fees on mortgage loans were $34 thousand for the year ended December 31, 2006. A new mortgage origination division was established in September 2006 to increase non-interest income.

Year ended December 31, 2005 compared to year ended December 31, 2004

Non-interest income increased to $272 thousand in 2005 from $270 thousand in 2004. Excluding security transactions, non-interest income increased 44.8%. Fees on deposit accounts increased $27 thousand or 39.5% as deposit accounts increased. The bank’s income from ownership of limited liability companies that issue title insurance policies and provide investment opportunities to our customers increased 26.7% from $33 thousand in 2004 to $41 thousand in 2005. ATM fees increased 32.2% over 2004 to $32 thousand due to additional branches and volume of deposit accounts. The non-interest income for 2004 represented gains on sale of securities of $74 thousand. Due to raising interest rates, security sales in 2005 resulted in a loss of $12 thousand.

Non-Interest Expense

Year ended December 31, 2006 compared to year ended December 31, 2005

Total non-interest expense increased 22.5% to $5.3 million for the year ended December 31, 2006, compared to $4.3 for 2005. When taken as a percentage of total average assets for the year, non-interest expense was 2.3% of average assets for 2006 compared to 2.4% for 2005.

Salaries and employee benefits increased 29.3% to $2.6 million compared to $2.0 million for 2005. Additions to staff to support business development, retail branching and the formation of a construction division team have contributed to the increase in salaries and employee benefits. The staffing and opening of the Forest Office Park branch in 2006 also contributed to the increases in 2006.

Occupancy expense increased 0.93% during 2006 to $602 thousand as compared to $596 thousand for 2005. The addition of the Forest Office Park branch in September 2006 resulted in additional occupancy expense for 2006.

Data processing expense increased 1.02% to $428 thousand for 2006 as compared to $423 thousand for 2005. The increase is related to increase cost for the new branch opened in 2006 and volume increases at existing branches.

Other expense increased $163 thousand or 20.2% for 2006 as compared to $807 thousand for 2005. The increase resulted from increases in various expense categories, including advertising, insurance, director fees and office supplies, due to our growth.

Professional fees which include legal, accounting and audit increased 71.3% to $148 thousand for the year ended December 31, 2006 from $86 thousand for 2005. Formation of the holding company, registration with the Security and Exchange Commission and compliance with Sarbanes Oxley contributed to the increase in professional fees.

Virginia capital stock tax increased 43.6% to $184 thousand for 2006 as compared to $128 thousand for 2005. An additional $4.5 million of capital in the bank resulted in the increase in the capital stock tax.

Depreciation expense increased $86 thousand or 36.5% to $323 thousand for the year ended December 31, 2006 as compared to $237 thousand for the comparable period in 2005. The addition of fit-up of the new branch and related equipment and the relocation of the leased Ashland branch to an owned, free standing building in Ashland accounted for the increase in depreciation expense. Additional equipment depreciation associated with employee infrastructure also contributed to the increase.

Year ended December 31, 2005 compared to year ended December 31, 2004

Non-interest expenses were $4.3 million in 2005 compared to $3.4 million in 2004, and increase of $887 thousand, or 26.1%. Salaries and employee benefits represented the largest increase, increasing from $1.5 million in 2004 to $2.0 million, a $522 thousand or 34.9% increase. This increase as well as other increases in non-interest expenses was primarily attributable to the growth of the bank, a full year of operating expenses related to the opening of the Staples Mill office in 2004 and the relocation of the leased Ashland branch to an owned free standing office in 2005.

While the bank’s growth necessitated an increase in staff, space and operating expenses, the bank was able to increase its productivity and improve its efficiency ratio (that is, the cost of producing each dollar of revenue) from 73.7% in 2004 to 64.4% in 2005.

Income Taxes

Our reported income tax expense was $801 thousand for 2006 and $664 thousand for 2005. Our effective tax rate for 2006 was 33.8% compared to 33.7% for 2005. Note 10 of our consolidated financial statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and our actual income tax expense. Also included in Note 10 to the consolidated financial statements is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 2006 and 2005.

Financial Condition

Assets

Our total assets increased to $257.2 million at December 31, 2006, compared to $209.5 million at December 31, 2005 representing an increase of $47.7 million or 22.8%. Total average assets increased 26.5% from $180.7 million for the year ended December 31, 2005 to $228.6 million for the same period of 2006. Average stockholders’ equity increased 8.6% or $1.2 million over the same period.

Our total assets were $209.5 million as of December 31, 2005, up $56.9 million or 37.3% from the $152.6 million level at December 31, 2004. Securities increased $11.1 million or 37.3% from 2004 to 2005. Total loans, net of allowances for loan losses and deferred loan fees, increased by $47.0 million or 43.7% from 2004 to 2005, while deposits increased $33.7 million or 26.2% during the same period. Borrowings from the Federal Home Loan Bank and subordinated debt increased $12.0 million during 2005.

Loans

Our loan portfolio is the largest and most profitable component of our earning assets. Total loans, which exclude the allowance for loan losses and deferred loans fees, at December 31, 2006 were $201.7 million, an increase of $45.7 million from December 31, 2005 amount of $156.0 million. We continue to see increases in real estate construction loans, which were $51.4 million at December 31, 2006 or 25.5% of total loans. Residential and commercial real estate increased $17.7 million during 2006 and represent 62.1% of total loans. Additional lenders and a solid local economy have contributed to the loan growth. The allowance for loan losses was $1.8 million or 0.91% of total loans outstanding at December 31, 2006.

Major classifications of loans are as follows:

	2006	2005
Commercial	$22,619,140	$15,312,466
Real estate - residential	62,165,461	57,707,508
Real estate - commercial	63,062,146	49,774,973
Real estate - construction	51,449,972	31,441,791
Consumer	2,387,287	1,798,580

Total loans	$201,684,006	$156,035,318

Less:
Allowance for loan losses	1,833,604	1,460,230
Net deferred fees (costs)	98,919	(26,430)

Loans, net	$199,751,483	$154,601,518

Our loan portfolio totaled 79.8% of average earning assets in 2006, up from 76.7% in 2005. At December 31, 2006, we had no concentration of loans in any one industry exceeding 10%. However, because of the nature of our market, loan collateral is predominantly real estate.

Asset Quality

We have policies and procedures designed to control credit risk and to maintain the quality of our loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. Nonaccrual loans were $120 thousand at December 31, 2006 compared to $2 thousand at December 31, 2005.

Allowance for Loan Losses

For a discussion of our accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

	2006	2005
Balance, beginning of year	$1,460,230	$1,084,000
Provision for loan losses	404,300	407,874
Recoveries	550	300
Charge-offs	(31,476)	(31,944)

Balance, end of year	$1,833,604	$1,460,230

Ratio of allowance for loan losses to loans outstanding at end of period	0.91%	0.94%
Ratio of new charge-offs to average loans outstanding during the period	0.02%	0.02%

The allowance for loan losses at December 31, 2006 was $1.8 million compared to $1.5 million at December 31, 2005. The allowance for loan losses was 0.91% of total loans outstanding at December 31, 2006 compared to 0.94% at December 31, 2005. The provision for loan losses was $404 thousand for 2006 compared to $408 thousand for 2005. The provision for loan losses decreased slightly due to the decrease in net new loans during 2006 as compared to 2005. Net charge-offs were $31 thousand and $32 thousand for the years ended December 31, 2006 and 2005, respectively.

The allowance for loan losses at December 31, 2005 was $1.5 million, a $376 thousand increase over December 31, 2004. The provision for loan losses increased from $346 thousand for the year ended December 31, 2004 to $408 thousand for the comparable period in 2005. Net new loans increased from $36.0 million in 2004 to $47.4 million in 2005 resulting in an increase in the provision for loan losses. Net recoveries during 2004 were $2 thousand.

Securities

We account for securities under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. We have designated all securities in the investment portfolio as “available for sale” as further defined in Note 3 to our consolidated financial statements. Available for sale securities are required to be carried on the financial statements at fair value. The unrealized gains or losses, net of deferred income taxes, are reflected in stockholders’ equity.

The market value of the available for sale securities at December 31, 2006 and 2005 was $38.7 million and $39.6 million, respectively. The unrealized loss on the available for sale securities was $312 thousand at December 31, 2006 as compared to $424 thousand at December 31, 2005. The net market value loss at December 31, 2006 is reflective of the continued rise in market interest rates.

The carrying values of securities available for sale at the dates indicated were as follows:

	December 31,
	2006	2005
U.S. Government securities	$26,705,157	$24,687,374
Mortgage-backed securities	11,010,442	13,944,017
State and political subdivision obligations	1,015,376	990,027

	$38,730,975	$39,621,418

Restricted equity securities consist primarily of Federal Reserve Bank stock, FHLB stock and Community Bankers Bank Stock. An increase in stock of the Federal Reserve Bank was due to increased capital at the subsidiary bank. Increased in stock in the FHLB was due to increased borrowing from the FHLB during 2006.

Deposits

The following table is a summary of average deposits and average rates paid on those deposits:

Average Deposits and Rates Paid

	2006		2005
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$27,783	0.00%	$29,168	0.00%
Interest-bearing deposits
Interest checking	6,666	0.51	6,288	0.49
Savings	734	1.50	1,039	0.87
Money market accounts	24,829	3.04	23,612	1.70
Certificates of deposit	119,838	4.59	90,336	3.50

	$179,850		$150,443

Deposits increased $31.9 million to $194.3 million at December 31, 2006 from $162.4 million at December 31, 2005. Average deposits for the year ended December 31, 2006 increased 19.6% or $29.4 million compared to average deposits for the year ended December 31, 2005. Average Certificates of deposits grew $29.5 million for the year ended December 31, 2006 to $119.8 million.

During 2006, a new money market product was developed resulting in an increase in money market accounts of $8.5 million to $32.1 million at December 31, 2006. Certificate of deposits increased $21.0 million or 21.0% to $121.5 million at December 31, 2006 from $100.5 million at December 31, 2005. Non-interest bearing accounts increased $2.5 million or 8.1% to $32.9 million at year end 2006 as compared to $30.4 million at year end 2005.

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2006:

	Maturities of Certificates of Deposit of $100,000 and Greater
	Within Three Months	Three to Twelve Months	Over One Year	Total	Percent of Total Deposits
	(Dollars in thousands)
At December 31, 2006	$8,929	$32,775	$11,173	$52,877	27.2%

Borrowings

At December 31, 2006 and 2005, our borrowings and the related weighted average interest rate were as follows:

	2006		2005
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
Federal funds purchased	$6,026	5.35%	$10,270	4.20%
Repurchase agreements	1,667	4.83	680	3.51
Federal Home Loan Bank advances	30,000	3.94	18,000	3.75
Subordinated debt	7,155	6.86	2,000	6.33

	$44,848		$30,950

Federal funds purchased have been a source of funds for the bank. We have various lines of credit available from certain of our correspondent banks in the aggregate amount of $18.0 million. These lines of credit, which bear interest at prevailing market rates, permit us to borrow funds in the overnight market, and are renewable annually. Advances from the FHLB constitute convertible advances with contractual maturities of five to ten years. All convertible advances have a call option remaining of two to three and one half years. Two advances of $5 million each are callable in January 2007 and February 2007. It is anticipated that both advances will be called.

Interest Rate Sensitivity

The most important element of asset/liability management is the monitoring of the Company’s sensitivity to interest rate movements. The income stream of the Company is subject to risk resulting from interest rate fluctuations to the extent there is a difference between the amount of the Company’s interest earning assets and the amount of interest bearing liabilities that are prepaid, mature or repriced in specific periods. The Company’s goal is to maximize net interest income within acceptable levels of risk to changes in interest rates. Management seeks to meet this goal by influencing the maturity and re-pricing characteristics of the various lending and deposit taking lines of business and by managing discretionary balance sheet asset and liability portfolios.

The Company’s management monitors interest rate levels on a daily basis and meets in the form of the Asset/Liability Sub-Committee. The following reports and/or tools are used to assess the current interest rate environment and its impact on the Company’s earnings and liquidity: monthly and year to date net interest margin and spread calculations, monthly and year to date balance sheet and income statements versus budget, quarterly net portfolio value analysis, a weekly survey of rates offered by other local competitive institutions and GAP analysis (matching maturities or repricing dates of interest sensitive assets to those of interest sensitive liabilities by periods) and a Risk Manager model used to measure earnings at risk and economic value of equity at risk.

The data in the following table reflects repricing or expected maturities of various assets and liabilities. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

	December 31, 2006
	1 to 90 Days	90 Days to 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning Assets:
Loans, net of deferred loan fees	$81,889	$18,283	$30,467	$50,329	$20,617	$201,585
Investment securities	8,429	1,589	15,587	6,796	11,800	44,201

Total rate sensitive assets	$90,318	$19,872	$46,054	$57,125	$32,417	$245,786

Cumulative totals	90,318	110,190	156,244	213,369	245,786

Interest-Bearing Liabilities:
Interest Checking	$0	$0	$3,200	$3,200	$0	$6,400

Money Market Accounts	16,111	5,000	4,000	5,279	1,752	32,142

Savings deposits	—	—	1,382	—	—	1,382

Certificates of deposit	28,648	69,548	15,689	7,615	—	121,500

FHLB Borrowing and Subordinated Debt	15,155	—	15,000	7,000	—	37,155

Other liabilities	7,693	—	—	—	—	7,693

Total rate sensitive liabilities	$67,607	$74,548	$39,271	$23,094	$1,752	$206,272

Cumulative totals	67,607	142,155	181,426	204,520	206,272

Interest sensitivity gap	$22,711	($54,676)	$6,783	$34,031	$30,665

Cumulative interest sensitivity gap	22,711	(31,965)	(25,182)	8,849	39,514

Cumulative interest sensitive gap as a percentage of earning assets	9.2%	-13.0%	-10.2%	3.6%	16.1%

Capital Resources and Dividends

We have an ongoing strategic objective of maintaining a capital base that supports the pursuit of profitable business opportunities, provides resources to absorb risk inherent in our activities and meets or exceeds all regulatory requirements.

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks. The regulatory capital standards categorize assets and off-balance sheet items into four categories that weight balance sheet assets according to risk, requiring more capital for holding higher risk assets. At December 31, 2006 and 2005, our Tier 1 leverage ratio (Tier 1 capital to average total assets) was 8.80% and 6.98% respectively. Tier 1 risk based capital ratios at December 31, 2006 and 2005 were 10.39% and 9.13% respectively. Total risk based capital to risk weighted assets at December 31, 2006 and 2005 were 12.28% and 11.36%. Our capital structure exceeds regulatory guidelines established for well capitalized institutions, which affords us the opportunity to take advantage of business opportunities while ensuring that we have the resources to protect against risk inherent in our business.

	December 31,
	2006	2005
	(Dollars in thousands)
Tier 1 capital:
Common stock	$7,184	$7,184
Retained earnings	8,786	6,938

Total equity	15,970	14,122
Trust preferred debt	5,155	—

Total Tier 1 capital	21,125	14,122

Tier 2 capital:
Allowance for loan losses	1,834	1,460
Subordinated debt	2,000	2,000

Total Tier 2 capital	3,834	3,460

Total risk-based capital	$24,959	$17,582

Risk-weighted assets	$203,258	$154,715
Capital ratios:
Tier 1 leverage	8.80%	6.98%
Tier 1 risk based capital	10.39	9.13
Total risk based capital	12.28	11.36

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, short-term investments, securities classified as available for sale as well as loans and securities maturing within one year. As a result of our management of liquid assets and the ability to generate liquidity through liability funding, management believes we maintain overall liquidity sufficient to satisfy our depositors’ requirements and meet our clients’ credit needs.

We also maintain additional sources of liquidity through a variety of borrowing arrangements. The bank maintains federal funds lines with a large regional money-center banking institution and a local community bankers’ bank. These available lines currently total approximately $11.5 million, of which $6.0 was outstanding at December 31, 2006. In addition, securities have been pledged to the local community bankers’ bank allowing for an additional line of approximately $6.8 million.

We have a credit line at the Federal Home Loan Bank of Atlanta in the amount of approximately $42.0 million which may be utilized for short and/or long-term borrowing. Advances from the Federal Home Loan Bank totaled $30.0 million at December 31, 2006.

At December 31, 2006, cash, federal funds sold, short-term investments, securities available for pledge or sale were 17.3% of total deposits. At December 31, 2005, cash, federal funds sold, short-term investments, securities available for pledge or sale were 23.4% of total deposits.

ITEM 7.	FINANCIAL STATEMENTS

The following 2006 Financial Statements of First Capital Bancorp, Inc. are included after the signature pages to this Report on Form 10-KSB:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006 and 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2005 and 2005

Consolidated Statements of Cash Flows for the Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last fiscal year.

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction E (3) of Form 10-KSB, the information to be disclosed in this Item 9 is contained in the section captioned “Proposal No. 2 – Election of Directors” and the sub-sections captions “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION.

Pursuant to General Instruction E(3) of Form 10-KSB, the information to be disclosed in this Item 10 is contained in the section captioned “Proposal No. 1 – Election of Directors - Executive Compensation” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instruction E(3) of Form 10-KSB, certain of the information to be disclosed in this Item 11 is contained in the sections captioned “Voting Securities and Principal Stockholders” and “Stock Option Plan” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Management is not aware of any arrangements including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to General Instruction E(3) of Form 10-KSB, the information to be disclosed in this Item 12 is contained in the section captioned “Proposal No. 1 – Election of Directors – Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	EXHIBITS.

The following exhibits are filed as part of this Form 10-KSB.

No.	Description
2.1	Agreement and Plan of Reorganization dated as of September 5, 2006, by and between First Capital Bancorp, inc. and First Capital Bank.[2]

3.1	Articles of Incorporation of First Capital Bancorp, Inc.[3]

3.2	Bylaws of First Capital Bancorp, Inc. [2]

4.1	Specimen Common Stock Certificate of First Capital Bancorp, Inc. [3]

10.1	2000 Stock Option Plan (formerly First Capital Bank 2000 Stock Option Plan.[4]

10.2	Employment Agreement dated December 20, 2000, between First Capital Bank and Robert G. Watts, Jr. [5]

10.3	Change in Control Agreement dated April 15, 2004 between First Capital Bank and William W. Ranson.[6]

24	Power of Attorney (included on signature page).

21.1	List of Subsidiaries.[3]

31.1	Certification of Robert G. Watts, Jr., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 21, 2007

31.2	Certification of William W. Ranson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 21, 2007

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	A Banker’s Professional Code of Ethics as adopted by the Bank[7]

99.2	Code of Conduct and Conflict of Interest as adopted by the Bank[8]

[2]

Expressly incorporated herein by reference from the Registrant’s Current Report on Form 8-K12g-3 filed with the Securities and Exchange Commission on September 12, 2006. The Exhibit numbers set forth above correspond to the Exhibit numbers in the Form 8-K12g-3.

[3]

Expressly incorporated herein by reference from the Registrant’s report on Form 10-QSB filed with the Securities and Exchange Commission on November 13, 2006. The Exhibit number set forth above corresponds to the Exhibit number in the Form 10-QSB.

[3]

Expressly incorporated herein by reference from the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 16, 2007. The Exhibit number set forth above corresponds to the Exhibit number in the Form SB-2.

[4]

Expressly incorporated herein by reference from First Capital Bank’s registration statement on Form 10-SB, filed with the Board of Governors of the Federal Reserve System on April 28, 2000. Filed as Exhibit 10(c) in such Form 10-SB.

[5]

Expressly incorporated herein by reference from First Capital Bank’s report on Form 10-KSB for the Fiscal year ended December 31, 2000, filed with the Board of Governors of the Federal Reserve System on March 31, 2001. Filed as Exhibit 10(d) in such Form 10-KSB.

[6]

Expressly incorporated herein by reference from First Capital Bank’s report on Form 10-QSB for the quarterly period ended June 30, 2004, filed with the Board of Governors of the Federal Reserve System on August 13, 2004. Filed as Exhibit 10(m) in such Form 10-QSB.

[7]

Expressly incorporated herein by reference from First Capital Bank’s report on Form 10-KSB for the fiscal year December 31, 2003, filed with the Board of Governors of the Federal Reserve System, on March 31, 2004. Filed as Exhibit 99.3 in such Form 10-KSB.

[8]

Expressly incorporated herein by reference from First Capital Bank’s report on Form 10-KSB for the fiscal year December 31, 2003, filed with the Board of Governors of the Federal Reserve System, on March 31, 2004. Filed as Exhibit 99.4 in such Form 10-KSB.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction E(3) of Form 10-KSB, the information to be disclosed in this Item 14 is contained in the sections captioned “2006 Audit Committee Report” and “Proposal No. 3 – Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Exhibits to Form 10-KSB

A copy of any of the exhibits to this Report on Form 10-KSB will be furnished without charge to the stockholders as of the record date, upon written request to William W. Ranson, Senior Vice President & Chief Financial Officer, 4222 Cox Road, Suite 200, Glen Allen, Virginia 23060.

SIGNATURE AND POWER OF ATTORNEY

The undersigned hereby appoint William W. Ranson and Robert G. Watts, Jr., and each of them, as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all exhibits and amendments to this 10-KSB, and any and all instruments and other documents to be filed with the Securities and Exchange Commission pertaining to this 10-KSB, with full power and authority to do and perform any and all acts and things whatsoever requisite or desirable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL BANCORP, INC.

Date: March 21, 2007	By:	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Date: March 21, 2007		/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President, Chief Executive Officer and Director

Date: March 21, 2007		/s/ William W. Ranson
William W. Ranson
Treasurer and CFO (Principal Accounting and Financial Officer)

Date: March 21, 2007		/s/ P. C. Amin
P. C. Amin, Director

Date: March 21, 2007		/s/ Gerald Blake
Gerald Blake, Director

Date: March 21, 2007		/s/ Grant S. Grayson
Grant S. Grayson, Director

Date: March 21, 2007		/s/ Yancey S. Jones
Yancey S. Jones, Director

Date: March 21, 2007	/s/ Jay M. Weinberg
Jay M. Weinberg, Director

Date: March 21, 2007	/s/ Joseph C. Stiles, Jr.
Joseph C. Stiles, Jr., Director

Date: March 21, 2007	/s/ Richard W. Wright
Richard W. Wright, Director

Date: March 21, 2007	/s/ Gerald H. Yospin
Gerald H. Yospin, Director

Date: March 21, 2007	/s/ Debra L. Richardson
Debra L. Richardson, Director

Date: March , 2007	Kamlesh N. Dave, Director

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements

For the Years Ended

December 31, 2006 and 2005

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors

    and Stockholders

First Capital Bancorp, Inc.

Richmond, Virginia

We have audited the accompanying consolidated statements of financial condition of First Capital Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of First Capital Bancorp, Inc. and Subsidiary, as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Richmond, Virginia

March 5, 2007

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and due from banks	$7,034,047	$7,185,823
Short term debt securities	4,997,979	2,995,800

Total cash and cash equivalents	12,032,026	10,181,623
Investment securities:
Available for sale, at fair value	38,730,975	39,621,418
Restricted, at cost	2,389,139	1,595,267
Loans, net of allowance for losses	199,751,483	154,601,518
Premises and equipment, net	2,119,379	1,982,314
Accrued interest receivable	1,425,364	1,100,887
Deferred tax asset	308,503	272,216
Other assets	483,776	173,565

Total assets	$257,240,645	$209,528,808

LIABILITIES
Deposits
Noninterest-bearing	$32,878,408	$30,425,438
Interest-bearing	161,424,027	131,962,114

Total deposits	194,302,435	162,387,552
Accrued expenses and other liabilities	2,431,031	2,221,451
Securities sold under repurchase agreements	1,667,064	680,191
Federal funds purchased	6,026,000	10,270,000
Subordinated debt	7,155,000	2,000,000
Federal Home Loan Bank advances	30,000,000	18,000,000

Total liabilities	$241,581,530	$195,559,194

STOCKHOLDERS’ EQUITY
Common stock, $4.00 par value (authorized 5,000,000 shares; shares issued and outstanding, 1,796,021 at December 31, 2006 and 2005)	$7,184,084	$7,184,084
Additional paid-in capital	6,010,352	6,004,655
Retained earnings	2,776,277	1,205,058
Accumulated other comprehensive (loss), net of tax	(311,598)	(424,183)

Total stockholders’ equity	15,659,115	13,969,614

Total liabilities and stockholders’ equity	$257,240,645	$209,528,808

See notes to consolidated financial statements.

First Capital Bancorp Inc. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2006 and 2005

	2006	2005
Interest income
Loans	$13,262,936	$8,970,672
Investments:
Taxable interest income	1,646,071	1,371,836
Tax exempt interest income	41,055	34,027
Dividends	115,054	57,405
Federal funds sold	198,313	98,875

Total interest income	15,263,429	10,532,815
Interest expense
Deposits	6,303,839	3,605,096
FHLB advances	1,020,170	414,838
Federal funds purchased	93,959	88,782
Subordinated debt and other borrowed money	273,250	24,847

Total interest expense	7,691,218	4,133,563
Net interest income	7,572,211	6,399,252
Provision for loan loss	404,300	407,874

Net interest income after provision for loan loss	7,167,911	5,991,378
Noninterest income
Loss on sale of securities	—	(11,660)
Fees on deposits	166,392	94,765
Fees on mortgage loans	34,135	—
Other	264,300	189,044

Total noninterest income	464,827	272,149

Noninterest expenses
Salaries and employee benefits	2,606,344	2,015,972
Occupancy expense	601,684	596,120
Data processing	427,599	423,288
Professional services	147,890	86,346
Virginia capital stock tax	184,425	128,472
Depreciation	323,020	236,654
Other expenses	969,557	806,548

Total noninterest expense	5,260,519	4,293,400
Net income before provision for income taxes	2,372,219	1,970,127
Income tax expense	801,000	663,800

Net income	$1,571,219	$1,306,327

Basic income per share	$0.87	$0.73

Diluted income per share	$0.83	$0.70

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended December 31, 2006 and 2005

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Balance at December 31, 2004	$4,789,420	$8,399,319	$(101,269)	$(97,185)	$12,990,285
Three-for-two stock split	2,394,664	(2,394,664)	—	—	—
Net income	—	—	1,306,327	1,306,327	1,306,327
Other comprehensive loss
Unrealized holding (losses) arising during period, (net of tax, ($172,418))	—	—	—	(334,694)	(334,694)
Reclassification adjustment, (net of tax $3,964)	—	—	—	7,696	7,696

Total comprehensive income				$979,329

Balance at January 1, 2006	$7,184,084	$6,004,655	$1,205,058	$(424,183)	$13,969,614
Net income	—	—	1,571,219	1,571,219	1,571,219
Other comprehensive income	—	—	—
Unrealized holding gains arising during period, (net of tax, $57,998)	—	—	—	112,585	112,585

Total comprehensive income				$1,683,804

Stock based compensation expense	—	5,697	—	—	5,697

Balance at December 31, 2006	$7,184,084	$6,010,352	$2,776,277	$(311,598)	$15,659,115

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net income	$1,571,219	$1,306,327
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	404,300	407,874
Depreciation of premises and equipment	323,020	236,655
Deferred taxes	(94,626)	55,341
Loss on disposal of equipment	—	22,027
Loss (gain) on sale of available-for-sale securities	—	11,660
Stock based compensation expense	5,697	—
Reduction in equity in VBA Investment Services, Inc.	1,900	4,187
Net amortization of bond premiums/discounts	31,587	93,102
(Increase) in other assets	(155,210)	(60,409)
Decrease (increase) in accrued interest receivable	(324,477)	(531,679)
Increase in accrued expenses and other liabilities	209,580	1,350,350

Net cash provided by operating activities	1,972,990	2,895,435

Cash flows from investing activities
Purchases of securities available-for-sale	(4,992,500)	(28,025,712)
Proceeds from maturities and calls of securities	3,040,000	10,486,109
Proceeds from sale of securities	—	1,000,000
Proceeds from paydowns of securities available-for-sale	2,981,939	5,376,717
Purchase of Federal Reserve Stock	(141,000)	(112,650)
Purchase of FHLB Stock	(653,800)	(525,200)
Purchase securities in FCRV Statutory Trust 1	(155,000)	—
Purchases of property and equipment	(460,717)	(1,057,937)
Net increase in loans	(45,554,265)	(47,395,883)

Net cash used in investing activities	(45,935,343)	(60,254,556)

Cash flows from financing activities
Net increase in demand, savings and money market accounts	10,867,625	9,222,005
Net increase in certificates of deposit	21,047,258	24,507,926
Advances from FHLB	12,000,000	10,000,000
Proceeds from issuance of subordinated debt	5,155,000	2,000,000
(Decrease) increase in Federal funds purchased	(4,244,000)	8,661,000
Net increase in repurchase agreements	986,873	161,337

Net cash provided by financing activities	45,812,756	54,552,268

Net increase (decrease) in cash and cash equivalents	1,850,403	(2,806,853)
Cash and cash equivalents, beginning of period	10,181,623	12,988,476

Cash and cash equivalents, end of period	$12,032,026	$10,181,623

Supplemental disclosure of cash flow information
Interest paid during the period	$7,591,939	$4,051,518

Taxes paid during the period	$1,304,910	$25,000

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 1 - Summary of significant accounting policies

First Capital Bancorp, Inc. (the “Company”) is the holding company of and successor to First Capital Bank (the “Bank”). Effective September 8 , 2006, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction (the “Share Exchange”) pursuant to an Agreement and Plan of Reorganization dated September 5, 2006, between the Company and the Bank (the “Agreement”). The Agreement was approved by the shareholders of the Bank at the annual meeting of shareholders held on May 16, 2006. Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock, par value $4.00 per share, on a one-for-one basis. As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company of the Bank and the shareholders of the Bank became shareholders of the Company. All references to the Company in this annual report for dates or periods prior to September 8, 2006 are references to the Bank.

The Company conducts all of its business activities through the branch offices of its wholly owned subsidiary bank, First Capital Bank. The Company exists primarily for the purpose of holding the stock of its subsidiary, the Bank, and such other subsidiaries as it may acquire or establish.

The accounting and reporting policies of the Company and its wholly owned subsidiary conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The following is a summary of the more significant of these policies.

Consolidation – The consolidated financial statements include the accounts of First Capital Bancorp, Inc. and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. The estimation process may include management obtaining independent appraisals for significant collateral properties, but the ultimate collectibility and recovery of carrying amounts are susceptible to changes in the local real estate market and other local economic conditions.

Management uses available information to recognize losses on loans; future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans may change in the near term.

Cash equivalents - Cash equivalents include short-term highly liquid investments with maturities of three months or less at the date of purchase, including Federal funds sold.

Securities - Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires certain securities to be classified as “held to maturity”, “trading” or “available-for-sale”, according to management’s intent and ability, at the time of purchase.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 1 - Summary of significant accounting policies (continued)

Debt securities that are purchased with the positive intent and ability to hold to maturity or call date are classified as held-to-maturity. They are carried and reported at amortized cost. The amortization of premium and accretion of discount are recognized as adjustments to interest income using the interest method.

Debt and equity securities classified as available-for-sale are those needed to meet liquidity needs, provide portfolio restructuring, or to minimize interest rate market risk. They are carried at their market value, with unrealized gains and losses excluded from income and reported net of tax effect as a separate component of stockholders’ equity.

Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.

The Company as a matter of policy does not trade securities and therefore does not classify any of its securities as such. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method and recognized on a trade-date basis. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Due to the nature of, and restrictions placed upon the Company’s common stock investment in the Federal Reserve Bank, Federal Home Loan Bank of Atlanta and Community Bankers Bank, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications of SFAS 115.

Loans and allowances for loan losses - Loans are concentrated to borrowers in the Richmond metropolitan area and are stated at the amount of unpaid principal reduced by an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. The Company defers loan origination and commitment fees, net of certain direct loan origination costs, and the net deferred fees are amortized into interest income over the lives of the related loans as yield adjustments.

Loans that are 90 days or more past due are individually reviewed for ultimate collectibility. Interest determined to be uncollectible on loans that are contractually past due is charged off, or an allowance is established based on management’s periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is returned to normal, in which case the loan is returned to accrual status.

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb known and expected loan losses currently inherent in the loan portfolio. Management’s assessment of the adequacy of the allowance is based upon type and volume of the loan portfolio, existing and anticipated economic conditions, and other factors which deserve current recognition in estimating loan losses. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Management’s assessment of the adequacy of the allowance is subject to evaluation and adjustment by the Bank’s regulators.

The Company follows Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.” A loan is defined as impaired when, based on current information and events, it is probable that the creditor will be unable to collect all amounts of principal and interest due according to the

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 1 - Summary of significant accounting policies (continued)

contractual terms of the loan agreement. Impairment is measured either by discounting the expected future cash flows at the loan’s effective interest rate, based on the net realizable value of the collateral or based upon an observable market price where applicable.

Bank premises and equipment - Company premises and equipment are stated at cost, less accumulated depreciation. Depreciation of Company premises and equipment is computed on the straight-line method over estimated useful lives of 10 to 50 years for premises and 5 to 20 years for equipment, furniture and fixtures. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are netted against the proceeds and any resulting gain or loss is included in the determination of income.

Income taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Advertising costs - Advertising costs are expensed in the period they are incurred and amounted to $81,830 and $62,670 for December 31, 2006 and 2005, respectively.

Stock Split – In December 2005, the Bank approved and paid a three for two stock split effected in the form of a stock dividend. A total of 598,666 shares were issued as a result of the three for two stock split. All per share calculations have been restated to reflect the split.

Stock Based Compensation – In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which encouraged companies to recognize expense for stock-based awards based on their estimated value on the date of grant. SFAS 123 permitted companies to account for stock-based compensation based on provisions prescribed in SFAS 123, or based on the authoritative guidance in Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. The Bank elected to account for its stock-based compensation in accordance with APB 25, which used the intrinsic value method; however, as required by SFAS 123, the Bank disclosed the pro forma impact on the financial statements assuming the measurement provisions of SFAS 123 had been adopted.

In December 2004, the FASB issued Statement No. 123R, Shared-Based Payment (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, supersedes APB Opinion No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R eliminates the ability to account for share-based compensation using APB Opinion No. 25 and requires that all share-based payments to employees, including grants of employee stock options, to be recognized as compensation in the financial statements using a fair value-based method. SFAS 123R is effective for nonpublic companies as of the beginning of the first annual reporting period that begins after December 15, 2005. SFAS 123R was adopted by the Bank beginning with the year ended December 31, 2006.

SFAS 123R requires public companies to adopt the recognition requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all shared-based payments granted after that date, and based on the

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 1 - Summary of significant accounting policies (continued)

requirements of SFAS 123R for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

The Bank adopted SFAS 123R under the “modified prospective” method effective January 1, 2006. The Bank has begun to recognize compensation expense for options that have been issued but not yet vested as of January 1, 2006. In addition, options issued after January 1, 2006 will increase compensation expense for 2006 and afterward. In December 2005, the Board of Directors approved the acceleration of vesting of all unvested stock options outstanding prior to December 31, 2005. The Board agreed to accelerate the vesting of options in order to eliminate the recognition of compensation expense associated with the affected unvested options under SFAS No. 123R. Options that were granted during 2006 resulted in additional compensation expense of $5,697. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases and cancellations of existing awards after the adoption of this standard.

The following table illustrates the effect on net income and earnings per share if the Bank had applied the fair value recognition provisions of SFAS 123 to options granted under the Bank’s stock option plan. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

Pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options using the fair value method, and is presented below for the year ended December 31, 2005.

Year Ended December 31, 2005
Net income, as reported	$1,306,327
Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(172,466)

Pro forma net income	$1,133,861

Earnings per share:
Basic - as reported	$0.73

Basis - pro forma	$0.63

Diluted - as reported	$0.70

Diluted - pro forma	$0.61

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 1 - Summary of significant accounting policies (continued)

Comprehensive income - SFAS No. 130, Reporting Comprehensive Income, requires the Company to classify items of “Other Comprehensive Income” (such as net unrealized gains (losses) on available-for-sale securities) by their nature in a financial statement and present the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company’s other comprehensive income consists of net income and net unrealized gains (losses) on securities available-for-sale, net of income taxes.

Reclassification - Certain reclassifications have been made in the prior year’s financial statements to conform to the 2006 presentation.

Note 2 – Restrictions of cash

To comply with Federal Reserve regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $739,000 for the week including December 31, 2006 and $763,000 for the week including December 31, 2005.

Note 3 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities are as follows: The amortized cost and estimated fair value of debt securities at December 31, 2006, by contractual maturity, were as follows:

	December 31, 2006
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Available-for-sale
U.S. Government agencies	$26,976,555	$—	$271,398	$26,705,157
Mortgage-backed securities	11,214,822	5,501	209,881	11,010,442
Tax-exempt municipal bonds	1,011,202	4,790	616	1,015,376

	$39,202,579	$10,291	$481,895	$38,730,975

	December 31, 2005
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Available-for-sale
U.S. Government agencies	$25,005,206	$—	$317,832	$24,687,374
Mortgage-backed securities	14,241,552	7,341	304,876	13,944,017
Tax-exempt municipal bonds	1,013,572	—	23,545	990,027

	$40,260,330	$7,341	$646,253	$39,621,418

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 3 – Investment Securities (continued)

The amortized cost and estimated fair value of debt securities at December 31, 2006, by contractual maturity, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$2,999,429	$2,997,188
Due after one year through five years	18,578,620	18,332,433
Due after five years through ten years	6,491,919	6,447,344
Due after ten years	11,132,611	10,954,010

	$39,202,579	$38,730,975

The following table details unrealized losses and related fair values in the Company’s available-for-sale investment securities portfolios. All unrealized losses on investment securities are a result of volatility in the market during 2006 and 2005. At December 31, 2006 there were 27 out of 33 mortgage-backed securities with fair values less than amortized cost. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses and the ability to hold debt securities for the foreseeable future. This information is aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006 and 2005:

	December 31, 2006
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$4,981,250	$11,358	$21,723,907	$260,040
Mortgage-backed securities	514,282	801	9,221,048	209,080
Tax-exempt municipal bonds	174,386	616	—	—

Total	$5,669,918	$12,775	$30,944,955	$469,120

	December 31, 2005
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$24,200,498	$304,711	$486,875	$13,125
Mortgage-backed securities	3,969,372	73,813	8,635,950	231,059
Tax-exempt municipal bonds	990,027	23,545	—	—

Total	$29,159,897	$402,069	$9,122,825	$244,184

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 3 – Investment Securities (concluded)

Restricted equity securities consist of Federal Reserve Bank stock in the amount of $530,700 and $389,700, Federal Home Loan Bank of Atlanta stock in the amount of $1,769,100 and $1,115,300, and Community Bankers Bank stock in the amount of $62,750 and $62,750 as of December 31, 2006 and 2005. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the members total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of its outstanding capital.

The remainder of restricted securities consists of investments in Limited Liability Companies that provide title insurance and investment services to the Bank’s customers. Investment in these Limited Liability Companies was $26,589 and $27,517 as of December 31, 2006 and 2005, respectively.

Securities with a market value of approximately $17,235,900 and $14,707,900 were pledged as collateral at December 31, 2006 and 2005, respectively to secure purchases of federal funds, repurchase agreements, collateral for customer’s deposits and collateral to secure public deposits.

Note 4 – Loans

Major classifications of loans are as follows:

	2006 Amount	2005 Amount
Commercial	$22,619,140	$15,312,466
Real estate - residential	62,165,461	57,707,508
Real estate - commercial	63,062,146	49,774,973
Real estate - construction	51,449,972	31,441,791
Consumer	2,387,287	1,798,580

Total loans	201,684,006	156,035,318

Less:
Allowance for loan losses	1,833,604	1,460,230
Net deferred fees (costs)	98,919	(26,430)

Loans, net	$199,751,483	$154,601,518

A summary of the transactions affecting the allowance for loan losses follows:

	2006	2005
Balance, beginning of year	$1,460,230	$1,084,000
Provision for loan losses	404,300	407,874
Recoveries	550	300
Charge-offs	(31,476)	(31,944)

Balance, end of year	$1,833,604	$1,460,230

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 4 – Loans (concluded)

The following is a summary of information pertaining to impaired loans:

	2006	2005
Impaired loans with related allowance	$862,360	$845,407

Allowance on impaired loans	$718,212	$537,335

Average balance of impaired loans	$873,810	$879,166

Interest income recognized and collected on impaired loans	$72,947	$59,804

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under SFAS 114 amounted to $120,000 and $1,795 at December 31, 2006 and 2005. If interest on these loans had been accrued such income would have approximated $7,090 and $39, respectively. Excluding the nonaccrual loan, there were no loans past due 90 days or more at December 31, 2006 and 2005.

Note 5 - Premises and equipment

Major classifications of these assets are summarized as follows:

	2006	2005
Land	$228,005	$228,005
Building	719,434	719,434
Furniture and equipment	1,581,005	1,288,922
Leasehold improvements	661,739	493,739

	3,190,183	2,730,100
Less acculumated depreciation	1,070,804	747,786

Premises and equipment, net	$2,119,379	$1,982,314

Accumulated depreciation and amortization at December 31 was as follows:

	2006	2005
Building	$23,059	$4,612
Furniture and equipment	816,190	595,750
Leasehold improvements	231,555	147,424

	$1,070,804	$747,786

Certain Company premises and equipment are leased under various operating leases. Rental expense was $507,391 and $513,407 in 2006 and 2005, respectively.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 5 - Premises and equipment (concluded)

Future minimum payments, by year and in the aggregate for operating leases with initial or remaining terms in excess of one year as of December 31, 2006 as follows:

Bank Premises
2007	543,397
2008	483,631
2009	176,244
2010	176,244
Thereafter	213,970

$1,593,486

Note 6 - Deposits

Major categories of deposits at December 31, 2006 and 2005 follow:

	2006		2005
	Amount	Average Rate	Amount	Average Rate
Noninterest-bearing deposits
Demand deposits	$32,878,408	0.00%	$30,425,438	0.00%
Interest-bearing deposits
Money market and NOW accounts	39,923,566	2.56%	31,508,911	1.66%
Certificates of deposit
Less than $100,000	68,623,426	4.95%	59,025,498	3.89%
Greater than $100,000	52,877,035	5.10%	41,427,705	4.06%

	$194,302,435		$162,387,552

Time deposits will mature as follows:

2007	$98,196,057
2008	8,756,718
2009	6,932,532
2010	2,297,887
2011	5,317,267

$121,500,461

The aggregate amount of deposits exceeding $100,000 was $96,841,976 and $73,806,423 at December 31, 2006 and 2005, respectively.

In the normal course of business, the Company has received deposits from directors and executive officers. At December 31, 2006 and 2005, deposits from directors and executive officers were approximately $11.9 million

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 6 – Deposits (concluded)

and $6.6 million. All such deposits were received in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with unrelated persons.

Note 7 – FHLB advances, securities sold under repurchase agreements and federal funds purchased

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

As a member of the Federal Home Loan Bank of Atlanta, the Company is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB advances are secured by the pledge of FHLB stock and a blanket lien on qualified 1 to 4 family residential real estate loans and a blanket lien on qualified commercial mortgages.

Advances from the FHLB at December 31, 2006 consist of $5.0 million at 3.17% with a contractual maturity of January 14, 2015 with a January 16, 2007 call provision, $5.0 million at 3.71% with a contractual maturity of June 24, 2015 with a June 24, 2010 one time call provision, $5.0 million at 3.95% with a contractual maturity of April 14, 2015 with a April 14, 2008 call provision, $5.0 million at 4.27% with a contractual maturity of January 27, 2016 with a January 27, 2009 call provision, $5.0 million at 4.02% with a contractual maturity of February 16, 2016 with a February 16, 2007 call provision and $5.0 million at 4.50% with a contractual maturity of December 1, 2011 with a December 2, 2008 call provision.

Aggregate annual maturities of FHLB advances (based on final maturity dates) are as follows:

2011	$5,000,000
2015	15,000,000
2016	10,000,000

Total	$30,000,000

The Bank has outstanding securities sold under repurchase agreements. These agreements are generally corporate cash management accounts for the Bank’s larger corporate depositors. These agreements are settled on a daily basis and the securities underlying the agreements remain under the Bank’s control.

The Company uses federal funds purchased for short-term borrowing needs. Federal funds purchased represent unsecured and borrowings secured with securities from other banks and generally mature daily.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 7 – FHLB advances, securities sold under repurchase agreements and federal funds purchased (concluded)

Maximum outstanding during the year
FHLB advances	$39,000,000	$18,000,000
Federal funds purchased	14,716,000	10,317,000
Repurchase agreements	3,090,798	1,620,142
Balance outstanding at end of year
FHLB advances	30,000,000	18,000,000
Federal funds purchased	6,026,000	10,270,000
Repurchase agreements	1,667,064	680,191
Average amount outstanding during the year
FHLB advances	25,871,233	11,827,397
Federal funds purchased	1,861,260	2,275,959
Repurchase agreements	1,060,508	697,635
Average interest rate during the year
FHLB advances	3.94%	3.51%
Federal funds purchased	5.05%	3.83%
Repurchase agreements	4.33%	2.70%
Average interest rate at end of year
FHLB advances	3.94%	3.75%
Federal funds purchased	5.35%	4.20%
Repurchase agreements	4.83%	3.51%

Note 8 – Subordinated debt

On December 15, 2005, $2.0 million of subordinated debt was issued through a pooled underwriting. The securities have a fixed rate for five years and is payable quarterly. The interest rate at December 31, 2006 was 6.33%. The securities may be redeemed at par beginning December 2010 and each quarter after such date until the securities mature on December 31, 2015.

The Subordinated Debt may be included in Tier 2 capital for regulatory capital adequacy determination purposes up to 50% of Tier 1 capital.

Note 9 – Trust Preferred Securities

On September 9, 2006, FCRV Statutory Trust (the “Trust”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 21, 2006, $5,155,000 of Trust Preferred Capital Notes were issued through a pooled underwriting. The Trust issued $155,000 in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.70%) which adjusts, and is payable quarterly. The interest rate at December 31, 2006 was 7.06%. The securities may be redeemed at par beginning on September 15, 2011 and each quarter after such date until the securities mature on September 15, 2036. The principal asset of the Trust is $5,155,000 of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

The trust preferred securities issued by the Company may be included in Tier 1 capital for regulatory adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the trust preferred securities, not considered as Tier 1 capital, may be included in Tier 2 capital.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 9 – Trust Preferred Securities (concluded)

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

Pursuant of FASB Interpretation No. 46R, the Company does not consolidate the Trust.

Note 10 - Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	2006	2005
Deferred tax assets:
Allowance for Loan Losses	$536,328	$399,445
Unrealized holding loss on available-for-sale securities	160,005	218,344

	696,333	617,789

Deferred tax liabilities:
Depreciation	164,050	166,982
Deferred loan costs	202,494	178,591
Prepaids	21,286	—

	387,830	345,573

Net deferred tax asset	$308,503	$272,216

A reconciliation of the federal taxes at statutory rates to the tax provision for the year ended December 31, 2006 and 2005 is as follows:

	2006	2005
Federal statutory rate	$806,554	$669,843
Tax-exempt interest income	(13,959)	(9,603)
Nondeductible expenses	6,715	2,550
Miscellaneous	1,690	1,010

Provision for income taxes expense	$801,000	$663,800

Income tax attributable to income before income tax expense is summarized as follows:

	2006	2005
Current federal income tax expense	$895,626	$608,459
Deferred federal income tax expense (benefit)	(94,626)	55,341

Total	$801,000	$663,800

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 11 - Related party transactions

In the normal course of business, the Company has made loans to its officers and directors. Total loans at December 31, 2006 amounted to approximately $9,206,114 (including a $1,250,000 loan made to a director in 2002, prior to becoming a director in 2004 and a $50,000 loan made to an officer prior to becoming an employee in 2005) of which approximately $1,695,651 represents unused lines of credit. Total loans to these persons at December 31, 2005 amounted to $7,610,836 of which $997,177 represented unused lines of credit. During 2006, new loans to officers and directors amounted to $2,461,019 and repayments amounted to $1,564,215. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations.

During the years ended December 31, 2006 and 2005, the Company utilized the services of a law firm for advice on various legal matters. The Chairman of the Board of Directors is also a principal in this law firm. The law firm was approved to provide various legal services to the Company at a cost of $60,824 and $33,924 for the years ended December 31, 2006 and 2005, respectively.

The Company also utilized services of other businesses to acquire office space, furniture and office supplies. Several Board members are involved with the daily activity of these businesses. Total purchases for the years ended December 31, 2006 and 2005 were $22,628 and $35,972, respectively.

Note 12 - Regulatory requirements and restrictions

The Company is subject to various federal and state regulatory requirements, including regulatory capital requirements administered by the federal banking agencies to ensure capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The most recent notification from the regulatory agencies categorized the Bank’s capital position as well-capitalized, and meets the definition of well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed this category.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 12 - Regulatory requirements and restrictions (concluded)

The Company’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2006
Total capital to risk weighted assets
Consolidated	$24,959	12.28%	$16,261	8.00%	$20,326	10.00%
First Capital Bank	$24,402	12.01%	$16,241	8.00%	$20,301	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$21,125	10.39%	$8,130	4.00%	$12,195	6.00%
First Capital Bank	$20,568	10.13%	$8,120	4.00%	$12,181	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$21,125	8.80%	$9,606	4.00%	$12,007	5.00%
First Capital Bank	$20,568	8.50%	$9,679	4.00%	$12,099	5.00%

As of December 31, 2005
Total capital to risk weighted assets
First Capital Bank	$17,581	11.36%	$12,381	8.00%	$15,476	10.00%
Tier 1 capital to risk weighted assets
First Capital Bank	$14,121	9.13%	$6,187	4.00%	$9,280	6.00%
Tier 1 capital to average adjusted assets
First Capital Bank	$14,121	6.98%	$8,092	4.00%	$10,115	5.00%

The amount of dividends payable by the Company depends upon its earnings and capital position, and is limited by federal and state law, regulations and policy. In addition, Virginia law imposes restrictions on the ability of all banks chartered under Virginia law to pay dividends. Under such law, no dividend may be declared or paid that would impair a bank’s paid-in capital. Each of the Commission and the FDIC has the general authority to limit dividends paid by the Bank if such payments are deemed to constitute an unsafe and unsound practice.

Note 13 - Commitments and contingent liabilities

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers in the Richmond metropolitan area. These financial instruments include unused lines of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the statement of financial condition. Financial instruments with off-balance-sheet risk are summarized as follows:

	2006	2005
Financial instruments whose contract amounts represent credit risk:
Unused commercial lines of credit	$72,265,492	$31,313,355
Unused consumer lines of credit	8,016,853	8,368,553
Standby Letter of Credit	3,478,112	1,854,381
Loan commitments	38,169,398	15,506,601

	$121,929,855	$57,042,890

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 13 - Commitments and contingent liabilities (concluded)

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unused lines of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include personal property, commercial property, residential property, land, and accounts receivable.

Note 14 - Concentration of credit risk

The Company has a diversified loan portfolio consisting of commercial, real estate and consumer (installment) loans. Substantially all of the Company’s customers are residents or operate business ventures in its market area consisting primarily of the Richmond metropolitan area. Therefore, a substantial portion of its debtors’ ability to honor their contracts and the Company’s ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions in this market area.

At times, cash balances at financial institutions are in excess of FDIC insurance coverage. The cash balances are maintained at financial institutions with high credit - quality ratings and the Bank believes no significant risk of loss exists with respect to those balances.

Note 15 – Disclosures about fair value of financial instruments

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and due from banks – The carrying amounts of cash and due from banks approximate their fair value.

Available-for-sale securities – Fair values for securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities approximate fair values.

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 15 – Disclosures about fair value of financial instruments (concluded)

commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at December 31, 2006 and 2005 are current market rates for their respective terms and associated credit risk.

Deposit liabilities – The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Accrued interest – The carrying amounts of accrued interest approximate their fair values.

Advances from Federal Home Loan Bank – The carrying value of advances from the Federal Home Loan Bank due within ninety days from the balance sheet date approximate fair value. Fair values for convertible advances are estimated using a discounted cash flow calculation that applies interest rates currently being offered on convertible advances with similar remaining maturities.

Federal Funds purchased and repurchase agreements – The carrying value of federal funds purchased and repurchase agreements due within ninety days from the balance sheet date approximate fair value.

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at December 31, 2006 and 2005.

The estimated fair values of the Company’s financial instruments as of December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$12,032,026	$12,032,026	$10,181,623	$10,181,623
Investment securities	38,730,975	38,730,975	39,621,418	39,621,418
Loans receivable, net	199,751,483	199,329,500	154,601,518	153,413,176
Accrued interest	1,425,364	1,425,364	1,100,887	1,100,887
Financial liabilities
Deposits	$194,302,435	$194,004,189	$162,387,552	$162,087,787
FHLB advances	30,000,000	29,507,904	18,000,000	17,878,621
Federal funds purchased	6,026,000	6,026,000	10,270,000	10,270,000
Subordinated debt	7,155,000	7,119,026	2,000,000	2,000,000
Repurchase agreements	1,667,064	1,667,064	680,191	680,191
Unrecognized financial instruments Standby letters of credit issued	$—	$—	$—	$—

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 16 – Stock option plan

The Company has a First Capital Bancorp, Inc. 2000 Stock Option Plan (the Plan) pursuant to which options may be granted to Directors, officers and key employees. The Plan authorizes grants of options to purchase up to 233,484 shares of the Company’s authorized, but unissued common stock. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options generally have 10-year terms, vest at the rate of 50 percent per year for Directors and 33 1/3 percent per year for employees. In December 2005, the Board of Directors approved the acceleration of vesting of all unvested stock options outstanding prior to December 31, 2005.

A summary of the status of the Company’s unvested stock options as of December 31, 2006 and changes during the year then ended is presented below:

Unvested Stock Options	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2006	—	$—
Granted	6,000	7.59
Vested	—	—
Forfeitures	—	—

Unvested at December 31, 2006	6,000	$7.59

As of December 31, 2006, there was $39,871of total unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a period of 2.67 years.

The weighted-average option price and weighted-average remaining term of stock options awarded and not exercised were as follows as of December 31:

	2006	2005
Weighted-average price	$9.02	$8.74
Weighted-average term (in years)	6.20	7.08

A summary of the stock option activity is as follows:

	Options	Weighted- Average Exercise Price
Balance at January 1, 2005	182,250	$8.06
Granted	23,625	14.01

Options outstanding December 31, 2005	205,875	8.74
Granted	6,000	18.50

Options outstanding December 31, 2006	211,875	$9.02

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 16 – Stock option plan (concluded)

The following table summarizes information about stock options outstanding as December 31, 2006:

	Options Outstanding and Exercisable
Exercise Prices	Number Outstanding and Exercisable at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Price
$5.32 to $7.00	84,750	4.4 years	$6.20
$7.07 to $10.00	83,250	6.8 years	$9.45
$10.57 to $18.50	43,875	8.4 years	$13.62

	211,875

The aggregate intrinsic value of options outstanding was approximately $3.8 million, options exercisable was approximately $3.7 million, and options unvested and expected to vest was approximately $107,700 at December 31, 2006.

No options were exercised during the years ended December 31, 2006 and 2005.

The Company estimates the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model. Additional valuation and related assumption information for the Company’s stock option plan is presented below:

	Year Ended December 31,
	2006	2005
Weighted average per share fair value of options granted during the year	$7.59	$4.77
Dividend yield	0.00%	0.00%
Expected life	6 years	6 years
Expected volatility	31.96%	15.75%
Average Risk-free interest rate	4.96%	4.30%

Note 17 – Other employee benefit plans

During April 1999, the Company instituted a contributory thrift plan through the Virginia Bankers Association, covering all eligible employees. Participants may make contributions to the plan during the year, with certain limitations. During 2006 and 2005, the Company contributed to the plan an amount equal to seventy-five percent of the first six percent contributed. The participants are 100% vested upon three years of service to the Company. Expenses amounted to $91,252 and $76,779 in 2006 and 2005, respectively.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 18 – Earnings per share

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

The basic and diluted earnings per share calculations are as follows:

	For the Years Ended December 31,
	2006	2005
Net income (numerator, basic and diluted)	$1,571,219	$1,306,327
Weighted average number of shares outstanding (denominator)	1,796,021	1,796,021
Earnings per common share - basic	$0.87	$0.73

Effect of dillutive securities:
Weighted average number of shares outstanding	1,796,021	1,796,021
Effect of stock options	92,731	63,489

Diluted average shares outstanding (denominator)	1,888,752	1,859,510
Earnings per common share - assuming dilution	$0.83	$0.70

Note 19 – Impact of Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues in Statement No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The provisions of this Statement are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the financial statements of the Bank.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this Statement are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on the financial statements of the Bank.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 19 – Impact of Recently Issued Accounting Standards (concluded)

interim periods within those fiscal years. The Company does not expect the adoption of this new standard to have a material effect on the Bank’s results of operations or consolidated financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of this statement are effective as of the end of the first fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 is not expected to have a material impact on the financial statements of the Bank.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this new standard to have a material effect on the Bank’s results of operations or consolidated financial position.

Note 20 – Condensed Financial Information – Parent Company Only

FIRST CAPITAL BANCORP, INC.

(Parent Corporation Only)

Balance Sheet

December 31, 2006

Assets
Cash on deposit with subsidiary bank	$366,640
Investment in subsidiary	20,256,983
Investment in special purpose subsidiary	155,000
Other assets	50,656

$20,829,279

Liabilities and Stockholder’s Equity
Trust preferred debt	$5,155,000
Other liabilities	15,164

Total liabilities	5,170,164

Stockholders’ Equity
Common stock	7,184,084
Additional paid-in capital	6,010,352
Accumulated other comprehensive (loss)	(311,598)
Retained earnings	2,776,277

Total stockholders’ equity	15,659,115

$20,829,279

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 20 – Condensed Financial Information – Parent Company Only (continued)

FIRST CAPITAL BANCORP, INC.

(Parent Corporation Only)

Statement of Income

Period From Inception to December 31, 2006

Income
Dividends	$3,051

Expenses
Interest	101,460
Legal	42,659
Other expenses	7,000

Total Expenses	151,119

Net income before tax benefit	(148,068)
Income tax benefit	(50,200)

Net loss before undistributed equity in subsidiary	(97,868)
Undistributed equity in subsidiary	1,669,087

Net income	$1,571,219

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 20 – Condensed Financial Information – Parent Company Only (concluded)

FIRST CAPITAL BANCORP, INC.

(Parent Corporation Only)

Statement of Cash Flows

Period from Inception to December 31, 2006

Cash Flows from Operating Activities
Net income	$1,571,219
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed earnings of subsidiary	(1,669,087)
Increase in other assets	(50,656)
Increase in other liabilities	15,164

Net cash used in operations	(133,360)

Cash Flows from Investing Activities
Investment in FCRV Statutory Trust 1	(155,000)
Capital contribution to subsidiary	(4,500,000)

Net cash used in investing activities	(4,655,000)

Cash Flows from Financing Activities
Proceeds for issuance of subordinated debt	5,155,000

Net cash provided by financing activities	5,155,000

Net increase in cash	366,640
Cash and cash equivalents, beginning of year	—

Cash and cash equivalents, end of year	$366,640