Form 10QSB
period 2007-03-31
FIRST CAPITAL BANCORP, INC.
filed 2007-05-15
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

1,796,021 shares of Common Stock, par value $4.00 per share, were outstanding at April 30, 2007.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2007 and December 31, 2006

	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$6,780,219	$7,034,047
Federal funds sold	7,075,000	—
Short term debt securities	14,985,201	4,997,979

Total cash and cash equivalents	28,840,420	12,032,026

Investment securities:
Available for sale, at fair value	30,236,068	38,730,975
Restricted, at cost	2,207,839	2,389,139

Loans, net of allowance for losses	211,208,376	199,751,483
Premises and equipment, net	2,183,496	2,119,379
Accrued interest receivable	1,233,413	1,425,364
Deferred tax asset	277,273	308,503
Other assets	717,472	483,776

Total assets	$276,904,357	$257,240,645

LIABILITIES
Deposits
Noninterest-bearing	$34,961,392	$32,878,408
Interest-bearing	189,324,017	161,424,027

Total deposits	224,285,409	194,302,435

Accrued expenses and other liabilities	2,645,669	2,431,031
Securities sold under repurchase agreements	1,736,708	1,667,064
Federal funds purchased	—	6,026,000
Subordinated debt	7,155,000	7,155,000
Federal Home Loan Bank advances	25,000,000	30,000,000

Total liabilities	260,822,786	241,581,530

STOCKHOLDERS’ EQUITY
Common stock, $4.00 par value (authorized 5,000,000 shares; shares issued and outstanding, 1,796,021 at March 31, 2007 and December 31, 2006)	7,184,084	7,184,084
Additional paid-in capital	6,022,180	6,010,352
Retained earnings	3,126,283	2,776,277
Accumulated other comprehensive (loss), net of tax	(250,976)	(311,598)

Total stockholders’ equity	16,081,571	15,659,115

Total liabilities and stockholders’ equity	$276,904,357	$257,240,645

See notes to consolidated financial statements.

First Capital Bancorp Inc. and Subsidiary

Consolidated Statements of Income

For the Three Months Ended March 31, 2007 and 2006

	2007	2006
	(Unaudited)
Interest income
Loans	$3,964,356	$2,866,003
Investments:
Taxable interest income	423,137	414,478
Tax exempt interest income	10,264	10,264
Dividends	30,601	17,980
Federal funds sold	74,812	9,180

Total interest income	4,503,170	3,317,905

Interest expense
Deposits	2,034,447	1,240,557
FHLB advances	255,824	207,675
Federal funds purchased	7,023	55,338
Subordinated debt and other borrowed money	141,638	42,048

Total interest expense	2,438,932	1,545,618

Net interest income	2,064,238	1,772,287
Provision for loan loss	122,000	106,300

Net interest income after provision for loan loss	1,942,238	1,665,987

Noninterest income
Fees on deposits	49,631	28,174
Fees on mortgage loans	46,386	—
Other	70,895	67,313

Total noninterest income	166,912	95,487

Noninterest expenses
Salaries and employee benefits	818,605	568,059
Occupancy expense	184,138	151,416
Data processing	124,198	117,514
Professional services	53,075	31,714
Virginia capital stock tax	45,000	36,500
Depreciation	85,562	74,867
Other expenses	260,666	215,811

Total noninterest expense	1,571,244	1,195,881

Net income before provision for income taxes	537,906	565,593
Income tax expense	187,900	190,000

Net income	$350,006	$375,593

Basic income per share	$0.19	$0.21

Diluted income per share	$0.19	$0.20

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Balance January 1, 2006	$7,184,084	$6,004,655	$1,205,058	$(424,183)	$13,969,614
Net income	—	—	375,593	375,593	375,593
Other comprehensive loss
Unrealized holding (losses) arising during period (net of tax, ($33,498))	—	—	—	(65,025)	(65,025)

Total comprehensive income				$310,568

Balance March 31, 2006	$7,184,084	$6,004,655	$1,580,651	$(489,208)	$14,280,182

Balance January 1, 2007	$7,184,084	$6,010,352	$2,776,277	$(311,598)	$15,659,115
Net income	—	—	350,006	350,006	350,006
Other comprehensive income	—	—	—
Unrealized holding gains arising during period (net of tax, $31,230)	—	—	—	60,622	60,622

Total comprehensive income				$410,628

Stock based compensation expense	—	11,828	—	—	11,828

Balance at March 31, 2007	$7,184,084	$6,022,180	$3,126,283	$(250,976)	$16,081,571

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities
Net income	$350,006	$375,593
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	122,000	106,300
Depreciation of premises and equipment	85,562	74,867
Stock based compensation expense	11,828	—
Net (accretion) amortization of bond premiums/discounts	(1,257)	11,445
(Increase) decrease in other assets	(233,697)	10,032
Decrease in accrued interest receivable	191,951	152,021
Increase (decrease) in accrued expenses and other liabilities	214,638	(877,567)

Net cash provided by (used in) operating activities	741,031	(147,309)

Cash flows from investing activities
Proceeds from maturities and calls of securities	8,000,000	—
Proceeds from paydowns of securities available-for-sale	588,017	779,488
Purchase of Federal Reserve Stock	—	(5,950)
Redemption (purchase) of FHLB Stock	181,300	(428,800)
Purchases of property and equipment	(149,679)	(142,835)
Net increase in loans	(11,578,893)	(11,322,241)

Net cash used in investing activities	(2,959,255)	(11,120,338)

Cash flows from financing activities
Net increase in demand, savings and money market accounts	14,444,187	5,388,170
Net increase in certificates of deposit	15,538,787	13,508,063
Advances from FHLB	5,000,000	10,000,000
FHLB advances called and repaid	(10,000,000)	(3,000,000)
Decrease in Federal funds purchased	(6,026,000)	(10,270,000)
Net increase in repurchase agreements	69,644	726,191

Net cash provided by financing activities	19,026,618	16,352,424

Net increase in cash and cash equivalents	16,808,394	5,084,777

Cash and cash equivalents, beginning of period	12,032,026	10,181,623

Cash and cash equivalents, end of period	$28,840,420	$15,266,400

Supplemental disclosure of cash flow information

Interest paid during the period	$2,488,163	$1,486,910

Taxes paid during the period	$228,533	$806,190

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

In management’s opinion the accompanying consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Results for the three month ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the financial statements of the Company as of and for the year ended December 31, 2006 filed as part of the Company’s annual report on Form 10-KSB. These interim financial statements should be read in conjunction with the annual financial statements.

First Capital Bancorp, Inc.’s critical accounting policy relates to the evaluation of the allowance for loan losses which is based on management’s opinion of an amount that is adequate to absorb losses in the Company’s existing portfolio. The allowance for loan losses is established through a provision for loan loss based on available information including the composition of the loan portfolio, historical loan losses (to the extent available due to limited history), specific impaired loans, availability and quality of the collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Company’s allowance for loan losses could result in material changes in its financial condition and results of operations. The Company’s policies with respect to the methodology for determining the allowance for loan losses involve a high degree of complexity and require management to make subjective judgments that often require assumptions or estimates about certain matters. This critical policy and its assumptions are periodically reviewed with the Company’s Board of Directors.

Note 2 – Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

Note 3 – Earnings per share (Concluded)

The basic and diluted earnings per share calculations are as follows:

	Three Months Ended March 31,
	2007	2006
Net income (numerator, basic and diluted)	$350,006	$375,593

Weighted average number of shares outstanding (denominator)	1,796,021	1,796,021

Earnings per common share—basic	$0.19	$0.21

Effect of dillutive securities:
Weighted average number of shares outstanding	1,796,021	1,796,021
Effect of stock options	91,842	106,803
Diluted average shares outstanding (denominator)	1,887,863	1,902,824

Earnings per common share—assuming dilution	$0.19	$0.20

Note 4 – Stock Options

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method and, accordingly, did not restate the consolidated statements of operations for periods prior to January 1, 2006. This pronouncement amended SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123(R), the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period that the awards are expected to vest.

In January 2007, 15,775 options were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. These options vest over three years. The stock based compensation expensed during the quarter was $11,828 and is included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
		(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$18,986	$—	$208	$18,778
Mortgage-backed securities	10,619	7	183	10,443
Tax-exempt municipal bonds	1,011	5	1	1,015

	$30,616	$12	$392	$30,236

Note 5 – Investment Securities (Concluded)

	December 31, 2006
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
		(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$26,977	$—	$272	$26,705
Mortgage-backed securities	11,215	5	210	11,010
Tax-exempt municipal bonds	1,011	5	0	1,016

	$39,203	$10	$482	$38,731

The unrealized losses in the portfolio as of March 31, 2007 are considered temporary and are a result of the current interest rate environment and not increased credit risk. The Company has the ability and intent to hold debt securities in an unrealized loss position for the foreseeable future.

Note 6 – Loans

Major classifications of loans are as follows:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Commercial	$28,070	$22,619
Real estate—residential	60,821	62,166
Real estate—commercial	66,199	63,062
Real estate—construction	55,649	51,450
Consumer	2,509	2,387

Total loans	213,248	201,684

Less:
Allowance for loan losses	1,956	1,834
Net deferred fees (costs)	84	99

Loans, net	$211,208	$199,751

A summary of the transactions affecting the allowance for loan losses follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Beginning balance	$1,834	$1,460
Provision for loan losses	122	106
Charge-offs	—	1
Recoveries	—	—

Ending balance	$1,956	$1,565

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period.	0.92%	0.93%

Note 7 – Recently Adopted Accounting Pronouncements

During the first quarter of 2007, the Company adopted the following accounting pronouncements: SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, and 132(R) and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The adoption of these accounting pronouncements did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

Note 8 – Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this new standard to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS 159 permits entities to elect to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The provisions of this standard will be effective for the Company’s 2008 fiscal year. Management is currently evaluating the impact of the provisions of SFAS 159.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, and consumer spending and savings habits. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

The Bank currently serves its customers through the following six full-service offices: the main office located at 4101 Dominion Boulevard in Glen Allen, Virginia, a branch located at 409 South Washington Highway in Ashland, Virginia, a branch located at 1580 Koger Center Boulevard in Chesterfield County, Virginia, a branch located at 1776 Staples Mill Road near the Richmond / Henrico County boundary, a branch located in Forest Office Park in Henrico County and its newest branch at 901 E. Cary Street in the James Center in Richmond, Virginia.

The following discussion represents management’s discussion and analysis of the financial condition and results of operations for the Company as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006. It should be read in conjunction with the financial statements included elsewhere herein.

SUMMARY OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Financial Condition Summary

March 31, 2007 as Compared to December 31, 2006

Total assets increased $19.7 million for the first three months of 2007 to $276.9 million compared with $257.2 million at December 31, 2006. The 7.6% increase in total assets during the first quarter resulted from the growth of our business and customer base. Gross loans, net of unearned income increased $11.6 million to $213.2 million at March 31, 2007, an increase of 5.7% over gross loans, net of unearned income of $201.6 million at December 31, 2006. Deposits increased $30.0 million to $224.3 million or 15.4% for the first three months of 2007. Federal Home Loan Bank advances totaled $25.0 million at March 31, 2007, a decrease of $5.0 million from year end 2006. Federal funds purchased decreased $6.0 million from December 31, 2006 to $0.

For the quarter ended March 31, 2007, as compared to quarter ended March 31, 2006, gross loans, net of unearned income increased $45.8 million to $213.2 million, an increase of 27.4%. Deposits increased $43.0 million to $224.3 million, an increase of 23.7% over the same period. Assets stood at $276.9 million, up $51.6 million from $225.3 million at March 31, 2006, an increase of 22.9%.

As of March 31, 2007 and December 31, 2006, our regulatory capital levels exceeded those established for well-capitalized institutions.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

Net income for the three months ended March 31, 2007 decreased 6.8% to $350 thousand, or $0.19 basic and diluted earnings per share compared to $376 thousand for the three months ended March 31, 2006, or $0.21 basic and $0.20 diluted earnings per share. The decrease in net income was due primarily to the additional costs associated with the growth of the bank which includes the opening and staffing of two new branches, one in the third quarter of 2006, and one in the first quarter of 2007, coupled with the hiring in the first quarter of 2007 of a Private Client Group Leader and a Business Banking Group Leader, both of whom have established relationships in the Richmond market.

Net interest income increased by $292 thousand, or 16.5%, from $1.8 million in the first quarter of 2006 to $2.1 million in the first quarter of 2007. This increase in net interest income is a direct result of our growth in loans and deposits. Gross loans, net of unearned income increased $45.8 million since March 31, 2006. Over the same period, deposits increased $43.0 million and subordinated debt increased $5.2 million. The net interest margin decreased 17 basis points for the three months ended March 31, 2007 to 3.35% as compared to 3.52% for the three months ended March 31, 2006. The yield on interest earning assets increased from 6.59% for the quarter ended March 31, 2006 to 7.31% for the quarter ended March 31, 2007. The cost of interest bearing liabilities increased 95 basis points from 3.73% for the quarter ended March 31, 2006 to 4.68% for the quarter ended March 31, 2007. Cost of deposits increased from 3.64% for the quarter ended March 31, 2006 to 4.66% for the quarter ended March 31, 2007. Certificates of deposits and money market accounts had the largest increase in interest expense. Cost of certificates of deposits increased 98 basis points due to high short term rates and the roll-up of existing deposits. Money market accounts increased 174 basis points with the introduction of the Capital Reserve Account which is tied to federal funds rate less 25 basis points.

Noninterest income increased by $71 thousand, or 74.8%, from $96 thousand in the first quarter of 2006 to $167 thousand in the first quarter of 2007. This increase in noninterest income is attributable to increases in service charges and fees on deposits and loans, and fees on mortgage loans.

Noninterest expense increased $375 thousand, or 31.4%, from $1.2 million in the first quarter of 2006 to $1.6 million in the first quarter of 2007. This increase in noninterest expense is attributable to the growth and expansion of the Company. We opened our fifth branch during the third quarter of 2006 and our sixth branch in February 2007. There were 64 employees as of March 31, 2007 as compared to 52 at March 31, 2006. The increase in employees includes staff for the new branches, additional lenders and additional staff at the corporate level to support our growth. Salaries and employee benefits increased 44.1% from $568 thousand for the first three months of 2006 to $819 thousand for the first quarter of 2007.

The provision for loan losses increased 14.8% from $106 thousand for the first quarter of 2006 to $122 thousand for the three months ended March 31, 2007. This increase reflects the increased volume of loans closed during the period as compared to the three months ended March 31, 2006.

Net interest income

Net interest income represents our principal source of earnings. Net interest income is the amount by which interest generated from earning assets exceeds the expense of funding those assets. Changes in volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income

Earning assets consist primarily of loans, investment securities and other investments. Interest-bearing liabilities consist principally of deposits, Federal Home Loan Bank advances and other borrowings. Since January 1, 2005, the Board of Governors of the Federal Reserve increased short-term interest rates by 3.00% in twelve 25 basis point increases.

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables were calculated using daily average balances.

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended March 31,
	2007			2006
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates

Assets:
Loans and leases, net of unearned income:	$205,039	$3,964	7.84%	$161,375	$2,866	7.20%
Investment securities:
U.S. Agencies	25,010	307	4.97%	25,173	276	4.45%
Mortgage backed securities	10,972	116	4.31%	13,899	138	4.03%
Municipal securities	1,011	10	4.12%	1,013	10	4.11%
Other investments	2,097	31	5.92%	1,694	18	4.31%

Total investment securities	39,091	464	4.81%	41,779	443	4.30%

Federal funds sold	5,829	75	5.21%	941	9	3.95%

Total earning assets	249,959	4,503	7.31%	204,095	3,318	6.59%

Cash and cash equivalents	5,226			6,068
Allowance for loan losses	(1,912)			(1,526)
Other assets	4,007			2,338

Total assets	$257,280			$210,975

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest checking	$8,037	$13	0.63%	$6,582	$8	0.50%
Money market deposit accounts	36,136	358	4.02%	23,075	130	2.28%
Statement savings	1,125	4	1.52%	571	2	1.54%
Certificates of deposit	131,630	1,659	5.11%	108,111	1,101	4.13%

Total interest-bearing deposits	176,928	2,034	4.66%	138,339	1,241	3.64%

Federal funds purchased	538	7	5.30%	4,678	55	4.80%
Repurchase agreements	1,658	19	4.65%	1,053	10	4.00%
Subordinated dedbt	7,155	123	6.95%	2,000	32	6.42%
FHLB Advances	24,967	256	4.16%	21,867	208	3.85%

Total interest bearing liabilities	211,246	2,439	4.68%	167,937	1,546	3.73%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	27,606			26,643
Other liabilities	2,582			2,276
Stockholders’ equity	15,846			14,119

Total liabilities and stockholders’ equity	$257,280			$210,975

Net interest income / spread			2.62%			2.86%

Impact of noninterest-bearing sources			0.73%			0.66%

Net interest income / margin		$2,064	3.35%		$1,772	3.52%

Ration of average interest earning assets to average interest-bearing liabilities			118.33%			121.53%

Loan Portfolio

The following table presents the composition of the loan portfolio at the dates indicated:

	March 31, 2007		December 31, 2006
	Amount	Percentage	Amount	Percentage
		(Dollars in thousands)
Commercial	$28,070	13.16%	$22,619	11.22%
Real estate—residential	60,821	28.52%	62,166	30.82%
Real estate—commercial	66,199	31.04%	63,062	31.27%
Real estate—construction	55,649	26.10%	51,450	25.51%
Consumer	2,509	1.18%	2,387	1.18%

Total loans	213,248	100.00%	201,684	100.00%

Less:
Allowance for loan losses	1,956		1,834
Net deferred fees	84		99

Loans, net	$211,208		$199,751

Allowance for loan losses

The allowance for loan losses at March 31, 2007 was $2.0 million, compared to $1.6 million at March 31, 2006. The ratio of the allowance for loan losses to gross portfolio loans was 0.92% at March 31, 2007 as compared to 0.93% at March 31, 2006. At March 31, 2007, the Company had one non-performing loan which totaled $120 thousand. At March 31, 2006, non-performing loans totaled $460 thousand. The amount of the allowance for loans losses is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, loan concentrations, historical loan loss experience, delinquency trends and assessment of present and anticipated economic conditions.

The following table presents activity in the allowance for loan losses for the periods indicated:

	March 31, 2007	March 31, 2006

	(Dollars in thousands)
Balance at January 1	$1,834	$1,460
Net loans (charge-off) recovered for period		(1)
Provision for loan losses for the period	122	106

Balance at the end of the period	$1,956	$1,565

Ratio of allowance for loan losses to loans outstanding at end of period	0.92%	0.93%

Deposits

Total deposits increased by $30.0 million, or 15.4% for the first three months of 2007 as compared to an increase of $18.9 million, or 11.6%, for the first three months of 2006. During the first three months of 2007, the increase in deposits occurred primarily in interest-bearing accounts which increased by $27.9 million, or 17.3%. Certificates of deposit increased by $15.6 million, money market and savings accounts increased by $10.0 million and interest-bearing demand deposits increased by $2.3 million. Noninterest-bearing accounts increased by $2.1 million.

The mix of our deposits continues to be weighted toward certificates of deposit which represent 61.1% of our total deposits as of March 31, 2007. Certificates of deposit as a percentage of total deposits were 61.9% at December 31, 2006 and 62.7% at March 31, 2006.

The average cost of interest-bearing deposits for the three months ended March 31, 2007 and 2006 was 4.66% and 3.64%, respectively. This increase in our average cost of interest-bearing deposits is attributable to the overall increase in interest rates resulting from the actions by the Federal Reserve to increase short-term rates. Existing certificates of deposit during the first quarter of 2007 continued to roll up to current market rates. As rates have been steady for the last quarter, it is anticipated that the increase in average interest-bearing deposits will abate in the second quarter.

Borrowings

We use borrowings to supplement deposits when they are available at a lower overall cost than is available from retail deposits and to assist in asset liability management.

Subordinated debt totaled $7.2 million as of March 31, 2007 as compared to $2.0 million at March 31, 2006. $5.2 million in subordinated debt was issued in September 2006. The subordinated debt issued in September 2006 may be included in Tier 1 capital for regulatory adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of subordinated debt not considered as Tier 1 capital may be included in Tier 2 capital. The $2.0 million in subordinated debt issued in December 2005, qualifies as Tier 2 capital only.

As of March 31, 2007, the Company had borrowed $25.0 million from the FHLB of Atlanta, a decrease of $5.0 million from December 31, 2006. The advances have an average interest rate of 4.25% and are callable in one to five years with a final maturity of ten years. The proceeds were used to fund loan growth. The FHLB advances are secured by our residential and commercial mortgage loans and the pledge of our FHLB stock.

We have $1.7 million outstanding under securities sold under repurchase agreements as of March 31, 2007 and December 31, 2006. These agreements are generally corporate cash management accounts for our larger corporate depositors. These agreements are settled on a daily basis and the securities underlying the agreements remain under the bank’s control.

Capital Resources

Stockholders’ equity at March 31, 2007 was $16.1 million, compared to $15.7 million at December 31, 2006. The $422 thousand increase in equity during the first three months of 2007 was due to net income of $305 thousand and a $61 thousand decrease in net unrealized losses on securities available-for-sale.

During the third quarter of 2006, the Company issued $5.2 million in Trust Preferred Capital Notes. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The Bank’s current capital position meets the definition of a well-capitalized institution. The following table presents the capital ratios at the dates indicated:

Capital Ratios

	March 31, 2007	December 31, 2006	Well Capitalized Requirement

Capital ratios
Tier 1 risk-based capital ratio	9.53%	10.39%	6.00%

Total risk-based capital ratio	11.33%	12.28%	10.00%

Leverage ratio	8.16%	8.80%	5.00%

Off Balance Sheet Arrangements and Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2007 and December 31, 2006, pre-approved but unused lines of credit for loans totaled approximately $137.4 million and $118.4 million, respectively. In addition, we had $4.0 million and $3.5 million in financial and performance standby letters of credit at March 31, 2007 and December 31, 2006, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

Liquidity

Liquidity provides the Company with the ability to meet normal deposit withdrawals, while also providing for the credit needs of our customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2007, cash and cash equivalents totaled $28.8 million. Investment securities available for sale and not pledged totaled $13.0 million, for a total of 15.1% of total assets, which we believe is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including lines of credit, purchase of federal funds, term loans through the Federal Home Loan Bank and correspondent banks.

Interest Rate Sensitivity

The most important element of asset/liability management is the monitoring of our sensitivity to interest rate movements. Our income stream is subject to risk resulting from interest rate fluctuations to the extent there is a difference between the amount of our interest earning assets and the amount of interest bearing liabilities that are prepaid, mature or reprice in specific periods. Our goal is to maximize net interest income within acceptable levels of risk to changes in interest rates. We seek to meet this goal by influencing the maturity and re-pricing characteristics of the various lending and deposit taking lines of business and by managing discretionary balance sheet asset and liability portfolios.

The data in the following table reflects repricing or expected maturities of various assets and liabilities at March 31, 2007. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

	March 31, 2007
	1 to 90 Days	90 Days to 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total

			(Dollars in thousands)
Earning Assets:
Loans, net of unearned discount	$87,052	$22,182	$31,631	$51,989	$20,394	$213,248
Investment securities	15,083	2,651	18,013	3,818	5,656	45,221
Federal funds sold	7,075	—	—	—	—	7,075

Total rate sensitive assets	$109,210	$24,833	$49,644	$55,807	$26,050	$258,469

Cumulative totals	109,210	134,043	183,687	239,494	265,544

Interest-Bearing Liabilities:
Interest checking	$—	$—	$4,000	$4,729	$—	$8,729
Money market accounts	24,896	8,045	8,700	1,042	—	42,683
Savings deposits	—	—	873	—	—	873
Certificates of deposit	36,453	72,543	18,683	9,360	—	137,039
FHLB borrowing and subordinated vebt	—	—	20,000	12,155	—	32,155
Other liabilities	1,737	—	—	—	—	1,737

Total rate sensitive liabilities	$63,086	$80,588	$52,256	$27,286	$—	$223,216

Cumulative totals	63,086	143,674	195,930	223,216	223,216

Interest sensitivity gap	$46,124	$(55,755)	$(2,612)	$28,521	$26,050

Cumulative interest sensitivity gap	46,124	(9,631)	(12,243)	16,278	42,328

Cumulative interest sensitive gap as a percentage of earning assets	17.8%	-3.7%	-4.7%	6.3%	16.4%

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

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings – None to report

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3.        Defaults Upon Senior Securities – Not Applicable

Item 4.        Submission of Matters to a Vote of Security Holders – None to report

Item 5.        Other Information – None to report

Item 6.        Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of First Capital Bancorp, Inc. (1)

3.2	Bylaws of First Capital Bancorp, Inc. (1)

31.1	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2007.

31.2	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2007.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2007.

(1)      Expressly incorporated by reference from the Company’s Report on Form 10-QSB filed with the Securities and Exchange Commission on November 13, 2006. The Exhibit number set forth above corresponds to the exhibit number in such Form 10-QSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date: May 14, 2007	By:	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President and Chief Executive Officer

	By:	/s/William W. Ranson
William W. Ranson
Chief Financial Officer,
Treasurer and Secretary

Index of Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of First Capital Bancorp, Inc. (1)

3.2	Bylaws of First Capital Bancorp, Inc. (1)

31.1	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2007.

31.2	Certification of William W. Ranson Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002, dated May 14, 2007.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2007.

(1)	Expressly incorporated by reference from the Company’s Report on Form 10-QSB filed with the Securities and Exchange Commission on November 13, 2006. The Exhibit number set forth above corresponds to the exhibit number in such Form 10-QSB.