Form 10KSB/A
period 2006-12-31
FIRST CAPITAL BANCORP, INC.
filed 2007-06-13
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed based on a sale price of $16.38 for the Bank’s common stock on June 7, 2007 is approximately $21,860,000.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,796,021 Shares of Common Stock, $4.00 par value

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One): Yes  ☐    No  ☒

REASON FOR FILING THIS AMENDMEND NO. 1 TO 10-KSB.

This Amendment No. 1 to the registrant’s report on Form 10-KSB for the year ended December 31, 2006 is being filed (i) to respond to comments received from the Commission with respect to a registration statement on Form SB-2 filed by the registrant on March 15, 2007, and (ii) to include certain disclosures that the registrant had originally intended to incorporate by reference from its Proxy Statement for its 2007 Annual Meeting of Stockholders. For ease of reference and clarity, the amended Form 10-KSB is being filed in its entirety.

FIRST CAPITAL BANCORP, INC.

FORM 10-KSB/A

Fiscal Year Ended December 31, 2006

PART I

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Certain information contained in this Report on Form 10-KSB/A may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “we expect,” “we believe” or words of similar import.

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

General

First Capital Bancorp, Inc. is a bank holding company that was incorporated under Virginia law in 2006. Pursuant to a statutory share exchange that was effective on September 8, 2006, we became a bank holding company. We conduct our primary operations through our wholly owned subsidiary, First Capital Bank, which is chartered under Virginia law. We have one other wholly owned subsidiary, FCRV Statutory Trust 1, which is a Delaware Business Trust that we formed in connection with the issuance of trust preferred debt in September, 2006.

Our principal executive offices are located at 4222 Cox Road, Suite 200, Glen Allen, Virginia 23060, and our telephone number is (804) 273-1160. We maintain a website at www.1capitalbank.com.

First Capital Bank, a Virginia banking corporation headquartered in Glen Allen, Virginia, was incorporated under the laws of the Commonwealth of Virginia as a state-chartered bank in 1997. The bank is a member of the Federal Reserve System and began banking operations in late 1998. The bank is a community oriented financial institution that offers a full range of banking and related financial services to small and medium-sized businesses, professionals and individuals located in its market area. This market area consists of the Richmond, Virginia metropolitan area, with a current emphasis on western Henrico County, Chesterfield County, the City of Richmond, and the Town of Ashland, and the surrounding vicinity. The bank’s goal is to provide its customers with high quality, responsive and technologically advanced banking services. In addition, the bank strives to develop personal, knowledgeable relationships with its customers, while at the same time it offers products comparable to those offered by larger banks in its market area. We believe that the marketing of customized banking services has enabled the bank to establish a niche in the financial services marketplace in the Richmond metropolitan area.

The bank currently conducts business from its executive offices and six branch locations. See “Item 2 – Description of Property”.

Products and Services

We offer a full range of deposit services that are typically available in most banks including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our market area at rates competitive to those offered in the area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules).

We also offer a full range of short-to-medium term commercial and consumer loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans include secured (and unsecured loans) for financing automobiles, home improvements, education and personal investments. Additionally, we originate fixed and floating-rate mortgage and real estate construction and acquisition loans.

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

In late September, 2004, First Capital Bank introduced First Capital Investment Group, a division of the bank that provides full service investment services through licensed representatives as well as supporting annuity sales through our retail bank group. The bank owns a minority interest (approximately 1%) in BI Investments, LLC, a joint venture with the Virginia Bankers’ Association and many other community banks in Virginia, which provides support to First Capital Investment Group. This interest in BI Investments, LLC is not material to our operations.

Our Market Area

Our primary market is the Richmond, Virginia metropolitan area, which includes Chesterfield County, Henrico County, Hanover County, the Town of Ashland and the City of Richmond. Richmond is the capital of Virginia. All of our branches are located in the Richmond metropolitan area.

The Richmond metropolitan area is the third-largest metropolitan area in Virginia and is one of the state’s top growth markets based on population and median household income. The population of the Richmond metropolitan area has continued to increase in recent years, with current information from the Virginia Employment Commission showing a population in excess of 1,150,000 persons. According to the U.S. Census Bureau, the population in the Richmond metropolitan area grew by over 15% from 1990 to 2000, and an increase of 12% is projected for the period between 2000 and 2010. In addition, median household income for the Richmond metropolitan area grew 23% from 2000 to 2006 and is projected to grow an additional 17% through 2011. In 2006, the Richmond metropolitan area had a median household income approximately 9% higher than the national median household income.

Our market area enjoys a balanced and diversified economy with a broad array of employers and industries which shield the area from any recessions specific to one sector. Nearly all sectors of the local economy are currently sharing in the area’s economic growth, with the driving force behind the economy being private education and healthcare. The unemployment rate for the Richmond metropolitan area is less than 3%, and has consistently ranked among the five areas with the lowest unemployment rate among the nation’s 50-largest metropolitan areas.

The population of Henrico County, the location of our headquarters and first branch office, increased by 20% between 1990 and 2000 and an additional 10% between 2000 and 2006 to around 290,000 persons. The median household income for Henrico County in 2006 was approximately $60,000, or 17% above the national median, and increased 23% since 2000. Chesterfield and Hanover Counties each had 2006 median incomes of approximately $72,000. Together with Henrico County, we expect to focus our growth in Chesterfield and Hanover Counties as we build our branch system. Chesterfield and Hanover Counties have also experienced significant growth in median household income and population from 2000 to 2006, with both counties’ median household income growing 22% and population growing 16%. Population growth in the City of Richmond has historically been slow as residents continue to move to the suburbs, but the median household income projections for the City of Richmond are positive with median household income projected to increase 17% from 2006 to 2011.

Major employers in the Richmond metropolitan area include federal and state agencies, major health facilities, educational institutions, and various medium-sized and large corporations. Philip Morris USA, Universal Corporation, Dominion Resources, CarMax, and Circuit City Group are some of the larger corporations headquartered in Richmond. Other major employers in the private sector include Alcoa, CSX Corporation, DuPont, Honeywell, Tyson Foods and Wyeth Pharmaceuticals, as well as Bon Secours, CJW and Henrico Doctor’s medical institutions. Richmond also serves as headquarters for the Fifth Federal Reserve District.

Our market area has been subject to large scale consolidation of local banks, primarily by larger, out-of-state financial institutions. We believe that there is a large customer base in our market area that prefers doing business with a local institution. We seek to fill this banking need by offering timely personalized service, while making it more convenient by continuing to build our branch network throughout the Richmond metropolitan area where our customers live and work. To that end, in 2002, we initiated a branching strategy to better ensure that our branch network covers more of the markets in which our customers live and conduct business. We have made significant investments in our infrastructure and believe our current operating platform is sufficient to support a substantially larger banking institution without incurring meaningful additional expenses.

Business Strategy

Hire experienced, local bankers. Our strategy has revolved around the hiring of experienced, local banking professionals and relationship managers to originate loans and deposits, call on customers and lead our branches. These officers have been able to attract customers with which they have built relationships over the years, typically allowing the officers to enhance our deposit and loan production immediately. We currently have 13 commercial loan officers who have an average of 18 years of experience in the Richmond metropolitan banking market and have operated in our market area through a wide range of economic cycles and lending market conditions. We intend to continue to grow and build our franchise by hiring experienced local lenders and other bankers. We recently enhanced our market presence by hiring additional lenders in the private banking, business lending and construction lending arenas.

Continue the growth of our delivery system. Due to the economic growth in the Richmond metropolitan area and the consolidation of our local competitors, management believes that continued expansion of our delivery system will contribute to long-term growth and increased value. Accordingly, we expect to continue to open branches in the Richmond metropolitan area and anticipate that we will open one to two additional branches each year over the next five years, with the goal of having a total of 10 to 12 branches open at the end of this time frame. In the past eight months, we opened our Forest Office Park branch and our James Center office. The Forest Office Park branch is located in the center of a business complex with approximately 260 businesses that fit our small to medium-sized business profile. In addition, the James Center office is located in the heart of downtown Richmond’s financial and professional district, strategically placing us within a significant core of clients and prospects uniquely suited for the expansion of our Private Client Group.

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

Employees

As of March 31, 2007, we had a total of 62 full time equivalent employees. We consider relations with our employees to be excellent. Our employees are not represented by a collective bargaining unit.

Competition

We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Richmond metropolitan area and elsewhere. Many of our non-bank competitors are not subject to the same extensive federal regulations that govern federally-insured banks and state regulations governing state chartered banks. As a result, such non-bank competitors may have certain advantages over us in providing certain services.

Our primary market area is a highly competitive, highly branched banking market. Competition in the market area for loans to small and medium-sized businesses and professionals is intense, and pricing is important. Many of our competitors have substantially greater resources and lending limits than us and offer certain services, such as extensive and established branch networks, that we are not currently providing. Moreover, larger institutions operating in the Richmond metropolitan area have access to borrowed funds at lower cost than the funds that are presently available to us. Deposit competition among institutions in the market area also is strong. Competition for depositors’ funds comes from U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, among other sources. As a result, we have paid, and may in the future pay, above-market rates to attract deposits.

Governmental Monetary Policies

Our earnings and growth are affected not only by general economic conditions, but also by the monetary policies of various governmental regulatory authorities, particularly the FRB. The FRB implements national monetary policy by its open market operations in United States Government securities, control of the discount rate and establishment of reserve requirements against both member and nonmember financial institutions’ deposits. These actions have a significant effect on the overall growth and distribution of loans, investments and deposits, as well as the rates earned on loans, or paid on deposits.

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

We have written policies and procedures to help manage credit risk. We use a loan review process that includes a portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and annual independent third party portfolio reviews to establish loss exposure and to monitor compliance with policies. Our loan approval process includes our Management Loan Committee, the Loan Committee of the Board of Directors and, for larger loans, the Board of Directors. Our Senior Credit Officer is responsible for reporting to the Directors monthly on the activities of the Management Loan Committee and on the status of various delinquent and non-performing loans. The Loan Committee of the Board of Directors also reviews lending policies proposed by management. Our Board of Directors establishes our total lending limit and approves proposed lending policies approved by the Loan Committee of the Board.

Loan Originations

Real estate loan originations come primarily through direct solicitations by our loan officers, continued business from current customers, and through referrals. Construction loans are obtained by solicitations of our construction loan officers and continued business from current customers. Commercial real estate loan originations are obtained through broker referrals, direct solicitation by our loan officers and continued business from current customers. We may also purchase loan participations from other community banks in Virginia.

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

SUPERVISION AND REGULATION

General

As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the FRB. As a state-chartered commercial bank, First Capital Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions (the “BFI”). It is also subject to regulation, supervision and examination by the FRB. Other federal and state laws, including various consumer and compliance laws, govern the activities of the bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower.

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

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of the bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of First Capital Bank are subject to the deposit insurance assessments of the Deposit Insurance Fund of the FDIC.

The FDIC recently amended its risk-based deposit assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005. Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

The FDIC is authorized to prohibit any insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the Deposit Insurance Fund. Also, the FDIC may initiate enforcement actions against a bank, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. We are not aware of any existing circumstances that could result in termination of any of First Capital Bank’s deposit insurance.

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

I TEM 2.	DESCRIPTION OF PROPERTY

Our banking offices are listed below. We conduct our business from the properties listed below. Except for our Ashland office, which we own, we lease our other offices under long term lease arrangements. All of such leases are at market rental rates and they are all with unrelated parties having no relationship or affiliation with us.

Office Location	Date Opened

Innsbrook Office 4101 Dominion Boulevard Glen Allen, Virginia 23060	1998

Ashland Office 409 South Washington Highway Ashland, Virginia 23005	2000

Chesterfield Towne Center Office 1580 Koger Center Boulevard Richmond, Virginia 23235	2003

Staples Mill Road Office 1776 Staples Mill Road Richmond, Virginia 23230	2003

Forest Office Park Branch 1504 Santa Rosa Road Richmond, Virginia 23229	2006

James Center Office One James Center 901 East Cary Street Richmond, Virginia 23219	2007

Our corporate office, which we opened in 2003, is located at 4222 Cox Road, Suite 200, Glen Allen, Virginia 23060.

All of our properties are in good operating condition and are adequate for our present and anticipated future needs.

I TEM 3.	LEGAL PROCEEDINGS

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

Our common stock was approved for listing on the Nasdaq Capital Markets as of June 7, 2007 under the symbol “FCVA”. Trading under that symbol began June 14, 2007. Prior to listing on Nasdaq, our common stock traded over the counter and under the symbol “FPBX”, although no established trading market developed.

The following table shows high and low sale prices for our common stock, as reported to us, for the periods indicated.

	High	Low
2005
1st Quarter	$12.83	$11.83
2nd Quarter	14.00	11.93
3rd Quarter	14.33	13.40
4th Quarter	22.00	13.87
2006
1st Quarter	$20.00	$16.66
2nd Quarter	20.00	16.25
3rd Quarter	18.50	17.50
4th Quarter	18.10	17.95
2007
1st Quarter	$20.00	$16.80

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

SUMMARY FINANCIAL INFORMATION

The following consolidated summary sets forth our selected financial data for the periods and at the dates indicated. The selected financial data for fiscal years have been derived from our audited financial statements for each of the five years that ended December 31, 2006, 2005, 2004, 2003 and 2002. You also should read the detailed information and the financial statements for all of such periods included elsewhere in this prospectus.

	At or For the Years Ended December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Assets	$257,241	$209,529	$152,647	$115,148	$100,656
Gross loans, net of unearned income	201,585	156,062	108,698	72,641	54,981
Deposits	194,302	162,388	128,658	104,726	88,878
Stockholders’ equity	15,659	13,970	12,990	9,234	6,921
Average shares outstanding, basic	1,796	1,796	1,796	1,488	1,147
Average shares outstanding, diluted	1,889	1,860	1,849	1,530	1,162
Income Statement Data:
Interest income	$15,263	$10,533	$6,740	$5,164	$4,277
Interest expense	7,691	4,134	2,388	2,235	2,270

Net interest income	7,572	6,399	4,352	2,929	2,007
Provision for loan losses	404	408	346	250	320

Net interest income after provision for loan losses	7,168	5,991	4,006	2,679	1,687
Noninterest income	465	272	270	284	277
Noninterest expense	5,261	4,293	3,406	2,590	1,842

Income before income taxes	2,372	1,970	870	373	122
Income tax expense (benefit)	801	664	296	127	(459)

Net income	$1,571	$1,306	$574	$246	$581

Per Share Data: [1]
Basic earnings per share	$0.87	$0.73	$0.32	$0.17	$0.51
Diluted earnings per share	0.83	0.70	0.31	0.16	0.50
Book value per share	8.72	7.78	7.23	6.19	6.00
Asset Quality Ratios:
Non-performing loans to total loans	0.06%	0.00%	0.00%	0.01%	0.11%
Non-performing assets to total assets	0.05	0.00	0.00	0.01	0.06
Net loan charge-offs (recoveries) to average loans	0.02	0.02	0.00	0.11	0.86
Allowance for loan losses to total loans	0.91	0.94	1.00	1.01	1.00
Selected Performance Ratios:
Return on average assets	0.69%	0.72%	0.42%	0.23%	0.70%
Return on average equity	10.74	9.69	5.87	2.67	9.04
Efficiency ratio	65.46	64.35	73.69	80.61	80.65
Net interest margin	3.41	3.68	3.39	2.84	2.51
Equity to assets	6.09	6.67	8.51	8.02	6.88
Tier 1 risk-based capital ratio	10.39	9.13	12.46	12.01	9.41
Total risk-based capital ratio	12.28	11.36	13.51	12.42	10.43
Leverage ratio	8.80	6.98	8.74	7.86	6.42

[1]	Amounts have been adjusted to reflect the three-for-two stock split on December 28, 2005.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations and financial condition, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

Overview

We are headquartered in Glen Allen, Virginia and conduct our primary operations through our wholly owned subsidiary, First Capital Bank. Through its six full service branch offices and courier service, the bank serves the greater Richmond metropolitan area which includes the counties of Henrico, Chesterfield and Hanover, the Town of Ashland and the City of Richmond, Virginia. We target small to medium-sized businesses and consumers in our market area and emerging suburbs outside of the greater Richmond metropolitan area. In addition, we strive to develop personal, knowledgeable relationships with our customers, while at the same time offering products comparable to statewide regional banks located in our market area. We believe that the marketing of customized banking services has enabled us to establish a niche in the financial services marketplace in the Richmond metropolitan area.

We generate a significant amount of our income from the net interest income earned by the bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. Interest expense is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost and the amount of additions to the allowance for loan losses.

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

Gross loans, net of unearned income, at December 31, 2006 were $201.6 million, an increase of $45.5 million, or 29.1%, from the December 31, 2005 amount of $156.1 million. For the year 2005, gross loans, net of unearned income, increased $47.4 million or 43.6%. Loan growth of approximately $92.9 million over the last two years was accomplished without sacrificing credit quality. Nonaccrual loans totaled $120 thousand and $2 thousand at December 31, 2006 and 2005, respectively. Excluding nonaccrual loans, there were no loans delinquent 90 days or more at December 31, 2006 and at December 31, 2005. Additional loan officers, a solid local economy and strong underwriting contributed to the superior loan growth we experienced.

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

As of December 31, 2006, our regulatory capital levels exceeded those established for well-capitalized financial institutions.

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

Results of Operations

Net Income

Net income for the year ended December 31, 2006 increased 20.3% to $1.6 million from $1.3 million for the year ended December 31, 2005. Returns on equity and assets for the year ended December 31, 2006 were 10.74% and 0.69%, respectively, compared to 9.69% and 0.72% for the year ended December 31, 2005. Our continued focus on loan growth resulted in an increase in interest income. Interest on loans increased $4.3 million to $13.3 million for the year ended December 31, 2006, compared to $9.0 million for the comparable period in 2005. Operations have been impacted by increased funding costs. Total interest expense was $7.7 million for the year ended December 31, 2006, compared to $4.1 million for the year ended December 31, 2005.

For 2006, earnings per diluted share were $0.83 compared to $0.70 and $0.31 for 2005 and 2004, respectively.

The following table reflects an analysis of our net interest income using the daily average balance of our assets and liabilities as of the periods indicated.

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$177,050	$13,263	7.49%	$133,392	$8,971	6.73%	$92,467	$5,537	5.99%
Investment securities:
U.S. Agencies	25,307	1,125	4.45	18,386	746	4.06	9,747	330	3.3
Mortgage backed securities	12,702	521	4.10	17,070	626	3.67	22,902	793	3.46
Municipal securities	1,012	41	4.05	838	34	4.06	—	—	0.00
Other investments	1,955	115	5.88	1,211	57	4.71	763	34	4.46

Total investment securities	40,976	1,802	4.40	37,505	1,463	3.90	33,412	1,157	3.46
Federal funds sold	3,884	198	5.10	2,971	99	3.33	3,132	46	1.47

Total earning assets	$221,910	$15,263	6.88	$173,868	$10,533	6.06	$129,011	$6,740	5.22
Cash and cash equivalents	6,313			5,911			5,161
Allowance for loan losses	(1,666)			(1,276)			(912)
Other assets	2,018			2,235			2,000

Total assets	$228,575			$180,738			$135,260

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest checking	$6,666	$34	0.51%	$6,288	$31	0.49%	$5,246	$31	0.59%
Money market deposit accounts	24,829	754	3.04	23,612	401	1.70	26,959	359	1.33
Statement savings	734	11	1.50	1,039	9	0.87	1,091	10	0.92
Certificates of deposit	119,838	5,505	4.59	90,336	3,164	3.50	61,735	1,865	3.02

Total interest-bearing deposits	152,067	6,304	4.15	121,275	3,605	2.97	95,031	2,265	2.38
Federal funds purchased	1,760	94	5.34	2,261	89	3.94	620	10	1.61
Repurchase agreements	1,041	46	4.42	698	19	2.72	360	3	0.83
Subordinated debt	3,440	227	6.60	93	6	6.45	—	—
FHLB advances	25,460	1,020	4.01	11,827	415	3.51	7,587	110	1.45

Total interest-bearing liabilities	183,768	7,691	4.19	136,154	4,134	3.04	103,598	2,388	2.31

Noninterest-bearing liabilities:
Noninterest-bearing deposits	27,783			29,168			19,923
Other liabilities	2,393			1,943			1,959
Stockholders’ equity	14,631			13,473			9,780

Total liabilities and stockholders’ equity	$228,575			$180,738			$135,260

Interest rate spread			2.69%			3.02%			2.91%
Net interest margin			3.41%			3.68%			3.39%
Net interest income		$7,572			$6,399			$4,352

(1)	For purposes of these computations, nonaccrual loans are included in average loans.

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

Average advances from the FHLB increased $13.6 million during 2006. Average cost of those advances increased 50 basis points. Advances from the FHLB were used to augment deposits in supporting the loan growth of the bank. Interest expense of FHLB advances increased $605 thousand or 145.9% over 2005 to $1.0 million for the year ended December 31, 2006.

Average subordinated debt and other borrowed money increased $3.3 million during 2006. During September 2006, $5.2 million of Trust Preferred Capital Notes were issued at a LIBOR-indexed floating rate of interest (three-Month LIBOR plus 1.70%) which adjusts quarterly. The rate was 7.06% at December 31, 2006, down from 7.09% upon issuance in September 2006.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities compared to changes in interest rates.

	2006 vs. 2005 Increase (Decrease) Due to Changes in:			2005 vs. 2004 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Earning Assets:
Loans, net of unearned income	$2,936	$1,356	$4,292	$2,451	$982	$3,433
Investment securities	163	176	339	138	168	306
Federal funds sold	30	69	99	(2)	55	53

Total earning assets	$3,129	$1,601	$4,730	$2,587	$1,205	$3,792

Interest-Bearing Liabilities:
Interest checking	$2	$1	$3	$6	$(7)	$(1)
Money market deposit accounts	21	332	353	(44)	87	43
Statement savings	(3)	5	2	(1)	(1)	(2)
Certificates of deposit	1,033	1,308	2,341	864	435	1,299
Federal funds purchased	(20)	25	5	27	52	79
Repurchase agreements	9	18	27	3	12	15
Subordinated debt	216	5	221	—	6	6
FHLB advances	478	127	605	62	244	306

Total interest-bearing liabilities	$1,736	$1,821	$3,557	$917	$828	$1,745

Change in net interest income	$1,393	($220)	$1,173	$1,670	$377	$2,047

Year ended December 31, 2005 compared to year ended December 31, 2004

The Federal Open Market Committee increased federal funds rates eight times during 2005 resulting in prime increases from 5.25% to 7.25% as of December 31, 2005. Net interest income for 2005 increased $2.0 million to $6.4 million or 47.0% from net interest income of $4.4 million in 2004. The growth in net interest income was due to the increase in average interest-earning assets which was the result of growth in the loan portfolio funded by the growth in deposits and other borrowings and an increase in the net interest margin. The net interest margin increased to 3.68% for the year ended December 31, 2005 from 3.38% for 2004. The average rate on earning assets increased 83 basis points from 5.23% in 2004 to 6.06% in 2005 and the average rate on interest-bearing liabilities increased 73 basis points from 2.31% in 2004 to 3.04% in 2005. The ratio of average interest earning assets to average interest-bearing liabilities increased from 124.37% for the year 2004 to 127.70% for the year 2005.

Provision for Loan Losses

The provision for loan losses for the year ended December 31, 2006 was $404 thousand compared to $408 thousand for the year ended December 31, 2005. We are committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in our loan portfolio. This commitment is more fully discussed in the “Asset Quality” section below.

Noninterest Income

Year ended December 31, 2006 compared to year ended December 31, 2005

Noninterest income has been and will continue to be an important factor for increasing profitability. Management continues to consider areas where noninterest income can be increased.

Noninterest income increased 70.8% to $465 thousand for the year ended December 31, 2006 compared to $272 thousand for the same period in 2005.

Fees on deposits increased 75.6% to $166 thousand for the year ended December 31, 2006 compared to $95 thousand for the same period in 2005. NSF and Returned Check fees increased from $74 thousand for the year ended December 31, 2005 to $132 thousand for the year ended December 31, 2006 an 79.6% increase. Other noninterest income increased $75 thousand or 39.8% to $264 thousand as compared to $189 thousand for the comparable period in 2005. ATM fees increased 100.0% to $64 thousand for the year ended December 31, 2006 as compared to $32 thousand for the comparable period in 2005. Fees on mortgage loans were $34 thousand for the year ended December 31, 2006. A new mortgage origination division was established in September 2006 to increase noninterest income.

Year ended December 31, 2005 compared to year ended December 31, 2004

Noninterest income increased to $272 thousand in 2005 from $270 thousand in 2004. Excluding security transactions, noninterest income increased 44.8%. Fees on deposit accounts increased $27 thousand or 39.5% as deposit accounts increased. The bank’s income from ownership of limited liability companies that issue title insurance policies and provide investment opportunities to our customers increased 26.7% from $33 thousand in 2004 to $41 thousand in 2005. ATM fees increased 32.2% over 2004 to $32 thousand due to additional branches and volume of deposit accounts. The noninterest income for 2004 represented gains on sale of securities of $74 thousand. Due to raising interest rates, security sales in 2005 resulted in a loss of $12 thousand.

Noninterest Expense

Year ended December 31, 2006 compared to year ended December 31, 2005

Total noninterest expense increased 22.5% to $5.3 million for the year ended December 31, 2006, compared to $4.3 for 2005. When taken as a percentage of total average assets for the year, noninterest expense was 2.3% of average assets for 2006 compared to 2.4% for 2005.

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

Professional fees which include legal, accounting and audit increased 71.3% to $148 thousand for the year ended December 31, 2006 from $86 thousand for 2005. Formation of the holding company, registration with the Securities and Exchange Commission and compliance with the Sarbanes-Oxley Act contributed to the increase in professional fees.

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

Year ended December 31, 2005 compared to year ended December 31, 2004

Noninterest expenses were $4.3 million in 2005 compared to $3.4 million in 2004, and increase of $887 thousand, or 26.1%. Salaries and employee benefits represented the largest increase, increasing from $1.5 million in 2004 to $2.0 million, a $522 thousand or 34.9% increase. This increase as well as other increases in noninterest expenses was primarily attributable to the growth of the bank, a full year of operating expenses related to the opening of the Staples Mill office in 2004 and the relocation of the leased Ashland branch to an owned free standing office in 2005.

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

Major classifications of loans are as follows:

	2006	2005	2004	2003	2002
	(Dollars in thousands)
Commercial	$22,619	$15,312	$13,651	$14,275	$12,269
Real estate - residential	62,166	57,708	48,451	26,604	13,336
Real estate - commercial	63,062	49,775	30,741	23,907	22,766
Real estate - construction	51,450	31,442	14,324	6,165	4,001
Consumer	2,387	1,799	1,494	1,690	2,609

Total loans	$201,684	$156,036	$108,661	$72,641	$54,981

Less:
Allowance for loan losses	$1,834	$1,460	$1,084	$736	$552
Net deferred fees (costs)	99	(26)	(37)	19	34

Loans, net	$199,751	$154,602	$107,614	$71,886	$54,395

Our loan portfolio totaled 79.8% of average earning assets in 2006, up from 76.7% in 2005. At December 31, 2006, we had no concentration of loans in any one industry exceeding 10%. However, because of the nature of our market, loan collateral is predominantly real estate.

	December 31, 2006
	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$7,409	$12,364	$2,846	$22,619
Real estate construction	45,137	5,306	1,007	51,450

Total	$52,546	$17,670	$3,853	$74,069

Loans with:
Fixed Rates	$4,692	$13,565	$904	$19,161
Variable Rates	47,854	4,105	2,949	54,908

	$52,546	$17,670	$3,853	$74,069

Asset Quality

We have policies and procedures designed to control credit risk and to maintain the quality of our loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. Nonaccrual loans were $120 thousand at December 31, 2006 compared to $2 thousand at December 31, 2005.

Non-performing Assets

We place loans on non-accrual when the collection of principal and interest is doubtful, generally when a loan becomes 90 days past due. There are three negative implications for earnings when we place a loan on non-accrual status. First, all interest accrued but unpaid at the date that the loan is placed on non-accrual status is either deducted from interest income or written off as a loss. Second, accruals on interest are discontinued until it becomes certain that both principal and interest can be repaid. Finally, there may be actual losses that require additional provisions for loan losses to be charged against earnings.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accrual loans	$120	$2	$3	$6	$64
Accruing loans greater than 90 days past due	—	—	—	—	—
Non-performing assets to period end loans	0.06%	0.00%	0.00%	0.01%	0.12%

Allowance for Loan Losses

For a discussion of our accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance, beginning of year	$1,460	$1,084	$736	$552	$604
Loan charge-offs:
Commercial	21	31	—	62	370
Real estate - residential	—	—	—	—	—
Real estate - commercial	—	—	—	—	—
Real estate - construction	10	—	—	—	—
Consumer	—	1	—	12	2

Total loans charged-off	$31	$32	$0	$74	$372

Recoveries:
Commercial	$1	$—	$3	$8	$—
Real estate - residential	—	—	—	—	—
Real estate - commercial	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer	—	—	1	—	—

Total recoveries	$1	$0	$2	$8	$0

Net charge-offs	30	32	(2)	66	372
Additions charge to operations	404	408	346	250	320

Balance, end of year	$1,834	$1,460	$1,084	$736	$552

Ratio of allowance for loan losses to loans outstanding at end of period	0.91%	0.94%	1.00%	1.01%	1.01%
Ratio of new charge-offs (recoveries) to average loans outstanding during the period	0.02%	0.02%	0.00%	0.11%	0.86%

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

The following table shows the balance and percentage of our allowance for loan losses allocated to each major category of loan:

	Commercial & Industrial		Real Estate Mortgage		Real Estate Construction		Consumer
	Allowance for Loan Loss	Percent of Loans in Category to Total Loans	Allowance for Loan Loss	Percent of Loans in Category to Total Loans	Allowance for Loan Loss	Percent of Loans in Category to Total Loans	Allowance for Loan Loss	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
2006	$762	11.22%	$633	62.09%	$437	25.51%	$2	1.18%
2005	556	9.82	627	68.88	275	20.15	2	1.15
2004	453	12.56	469	72.88	160	13.18	2	1.38
2003	389	19.65	280	69.54	65	8.49	2	2.32
2002	290	22.31	200	65.66	60	7.28	2	4.75

We have allocated the allowance according to the amount deemed reasonably necessary to provide for the possibility of losses being incurred within each of the above categories of loans. The allocation as shown in the table should not be interpreted as an indication that loan losses in future years will occur in the same proportions that they may have in prior years or that the allocation indicates future loan loss trends.

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

The carrying values of securities available for sale at the dates indicated were as follows:

	December 31,
	2006	2005	2004
	(Dollars in thousands)
U.S. Government securities	$26,705	$24,687	$9,481
Mortgage-backed securities	11,011	13,944	19,577
State and political subdivision obligations	1,015	990	—

	$38,731	$39,621	$29,058

Restricted equity securities consist primarily of Federal Reserve Bank stock, FHLB stock and Community Bankers Bank Stock. An increase in stock of the Federal Reserve Bank was due to increased capital at the subsidiary bank. Increased in stock in the FHLB was due to increased borrowing from the FHLB during 2006.

Deposits

The following table is a summary of average deposits and average rates paid on those deposits:

Average Deposits and Rates Paid

	2006		2005		2004
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$27,783	0.00%	$29,168	0.00%	$19,923	0.00%
Interest-bearing deposits
Interest checking	6,666	0.51	6,288	0.49	5,246	0.59
Savings	734	1.50	1,039	0.87	1,091	0.92
Money market accounts	24,829	3.04	23,612	1.70	26,959	1.33
Certificates of deposit	119,838	4.59	90,336	3.50	61,735	3.02

	$179,850		$150,443		$114,954

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

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2006:

	Within Three Months	Three to Twelve Months	Over One Year	Total	Percent of Total Deposits
	(Dollars in thousands)
At December 31, 2006	$8,929	$32,775	$11,173	$52,877	27.2%

Borrowings

At December 31, 2006 and 2005, our borrowings and the related weighted average interest rate were as follows:

	2006		2005		2004
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
Federal funds purchased	$6,026	5.35%	$10,270	2.43%	$1,609	4.20%
Repurchase agreements	1,667	4.83	680	3.51	519	1.80
Federal Home Loan Bank advances	30,000	3.94	18,000	3.75	8,000	1.42
Subordinated debt	7,155	6.86	2,000	6.33	—	0.00

	$44,848		$30,950		$10,128

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

We monitor interest rate levels on a daily basis. The following reports and/or tools are used to assess the current interest rate environment and its impact on our earnings and liquidity: monthly and year to date net interest margin and spread calculations, monthly and year to date balance sheet and income statements versus budget, quarterly net portfolio value analysis, a weekly survey of rates offered by other local competitive institutions and GAP analysis (matching maturities or repricing dates of interest sensitive assets to those of interest sensitive liabilities by periods) and a Risk Manager model used to measure earnings at risk and economic value of equity at risk.

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

	December 31, 2006
	1 to 90 Days	90 Days to 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning Assets:
Loans, net of deferred loan fees	$81,889	$18,283	$30,467	$50,329	$20,617	$201,585
Investment securities	8,429	1,589	15,587	6,796	11,800	44,201

Total rate sensitive assets	$90,318	$19,872	$46,054	$57,125	$32,417	$245,786

Cumulative totals	$90,318	$110,190	$156,244	$213,369	$245,786

Interest-Bearing Liabilities:
Interest checking	$—	$—	$3,200	$3,200	$—	$6,400
Money market accounts	16,111	5,000	4,000	5,279	1,752	32,142
Savings deposits	—	—	1,382	—	—	1,382
Certificates of deposit	28,648	69,548	15,689	7,615	—	121,500
FHLB Borrowing and Subordinated Debt	15,155	—	15,000	7,000	—	37,155
Other liabilities	7,693	—	—	—	—	7,693

Total rate sensitive liabilities	$67,607	$74,548	$39,271	$23,094	$1,752	$206,272

Cumulative totals	$67,607	$142,155	$181,426	$204,520	$206,272

Interest sensitivity gap	$22,711	($54,676)	$6,783	$34,031	$30,665

Cumulative interest sensitivity gap	$22,711	$(31,965)	$(25,182)	$8,849	$39,514

Cumulative interest sensitive gap as a percentage of earning assets	9.2%	-13.0%	-10.2%	3.6%	16.1%

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

The following 2006 Financial Statements of First Capital Bancorp, Inc. are included after the signature pages to this Report on Form 10-KSB/A:

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

Our Board of Directors is divided into three classes (I, II and III). Directors are elected on a staggered basis for three-year terms, with approximately one-third of the directors having terms expiring each year. Four (4) directors in Class II are to be elected at the 2007 Annual Meeting of Stockholders to serve for a term of three years expiring at the Annual Meeting of Stockholders to be held in 2010.

With respect to the election of directors, a majority of the outstanding shares of Company Common Stock entitled to vote on the matter present at the meeting in person or by proxy will constitute a quorum. Shares for which the holder has elected to abstain or withhold the proxy’s authority to vote (including broker nonvotes) will count toward a quorum.

Proxies received from stockholders will be voted in favor of the nominees unless stockholders specify otherwise on their proxies. Although the Board of Directors does not expect that any of the persons named will be unable to serve as a director, should any of them be unable to accept nomination or election, it is intended that shares represented by any proxies will be voted by the proxy holders for such other person or persons as may be designated by the present Board of Directors.

Certain information concerning the four (4) nominees for election at the 2007 meeting, and the directors who will continue in office after the meeting, is set forth below. Unless otherwise specified, each director has held his or her current position for at least five years.

NOMINEES FOR ELECTION AS DIRECTORS

FOR THREE-YEAR TERMS EXPIRING IN 2010

Name, Age and Year First Became Director	Principal Occupation
P.C. Amin, 61 Director since 1998	President of Shamin, Inc., Hospitality One, Inc. and Innsbrook Hospitality; Mr. Amin also is the developer and owner of several hotels in the Richmond area, including Comfort Suites, Holiday Inn Express, Hampton Inn, Travelodge, Ramada Inn and Comfort Inn.

Yancey S. Jones, 56 Director since 1998	President/CEO of TSRC, Inc. (formerly, The Supply Room Companies, Inc.), a Richmond based office supply Company.

Joseph C. Stiles, Jr., 85 Director since 1998	Owner of Luck Motor Company, Ashland, Virginia, a long-standing Chevrolet dealership. Mr. Stiles was appointed a member of the Board of Directors of Hanover National Bank in 1965 and served in that capacity until the merger with First Virginia Bank-Colonial in 1986, and remained on the Board of First Virginia Bank-Colonial until December, 1995.

Richard W. Wright, 72 Director since 1998	Current Chairman of James River Group, a property and casualty insurance holding company. Mr. Wright is also the former Chairman of Peoples Security Insurance Company and the former Chairman and Director of Front Royal, Inc., a property casualty insurance holding company headquartered in Morrisville, North Carolina. Mr. Wright is also the President and Director of the Wright Group, an insurance consulting company located in Richmond.

DIRECTORS WHOSE TERMS EXPIRE IN 2008

CLASS I

Name, Age and Year First Became Director	Principal Occupation
Gerald Blake, 53 Director since 1998	Owner and President of Select Office Systems, a Richmond based company that sells and markets office equipment.

Dr. Kamlesh N. Dave, M.D., F.A.C.C., 51 Director since 2005	Cardiologist and Former Chief of Staff of the Southside Regional Medical Center. Dr. Dave serves as co-chair and trustee to the Cultural Center of India and serves as Vice Chairman of the Commonwealth Health Research Board. He is also a member of the Workman Compensation Medical Board of Virginia.

Grant S. Grayson, 54 Director since 1998	Partner in the law firm of Cantor Arkema, P.C., located in Richmond, Virginia.

Gerald H. Yospin, 66 Director since 1998	Partner in Triangle Development Group of Richmond, Mr. Yospin is a former Senior associate and member of the Retail Brokerage Department of Grubb & Ellis/Harrison & Bates, Inc., located in Richmond.

DIRECTORS WHOSE TERMS EXPIRE IN 2009

CLASS III

Jay M. Weinberg, 74 Director since 1998	Chairman, Emeritus of the law firm of Hirschler Fleischer, located in Richmond, Virginia. Prior to assuming this position in 2004, Mr. Weinberg had been a partner in such firm for over 40 years.

Robert G. Watts, Jr., 46 Director since 2001	President and CEO of First Capital Bancorp, Inc. and First Capital Bank. From June 1, 1999 until taking a position with the bank on December 20, 2000, Mr. Watts was Senior Vice President and Senior Lending Officer of The Bank of Richmond.

Debra L. Richardson, 44 Director since 2003	President and owner of Business and Healthcare Solutions, PLC which specializes in financial strategies for businesses and healthcare providers. Prior to forming Business and Healthcare Solutions in 2005, Ms. Richardson served as President of MMR Holdings, a supplier of health care imaging services, for two years. Prior to that she worked for 15 years at the accounting firm of Keiter Stephens, the last 10 years as the partner in charge of the Healthcare practice

No director is related to any other director or executive officer by blood, marriage or adoption.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Information with respect to Robert G. Watts, Jr., our President and Chief Executive Officer, is set forth above. Information with respect to certain other executive officers is as follows:

K. Bradley Hildebrandt, Executive Vice President and Senior Credit Officer of the Bank: Prior to joining us, Mr. Hildebrandt served as Senior Vice President, Commerce Bank (now SouthTrust), Richmond, Virginia.

William W. Ranson, CPA, Senior Vice President and Chief Financial Officer of the Bank and Treasurer and Chief Financial Officer of First Capital Bancorp, Inc.: Prior to joining us, Mr. Ranson was a Senior Manager with Cherry, Bekaert and Holland, L.L.P., the Bank’s independent registered public accounting firm. While employed by Cherry, Bekaert and Holland, Mr. Ranson did not participate in any attest functions related to the Bank. Prior to joining Cherry, Bekaert and Holland, Mr. Ranson served as Executive Vice President and Chief Financial Officer of CommonWealth Bank, (now First Community Bank), Richmond, Virginia.

Katherine K. Wagner, Senior Vice President and Chief Operating Officer of the Bank: Prior to joining us, Ms. Wagner served as Senior Vice President – Commercial Lending at Citizens & Commerce Bank, Richmond, Virginia.

Section 16(a) of the Exchange Act requires the directors, executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors, and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of reports furnished to us, we believe that all filings applicable to its executive officers, directors and ten percent (10%) beneficial owners complied with applicable regulations during the last fiscal year.

Audit Committee

Our Board of Directors has established a standing Audit Committee currently composed of four directors who are not officers of the Company and are independent as defined by the listing standards of NASDAQ. The members of the Audit Committee are: Jay M. Weinberg, Yancey S. Jones, and Debra L. Richardson. During the 2006 fiscal year, the Audit Committee held three meetings.

The Audit Committee charter requires that the committee include at least one member who qualifies as an audit committee financial expert, meaning that such person must (i) have an understanding of GAAP and its application to financial statements; (ii) have experience in preparing, auditing, analyzing or evaluating financial statements with issues similar to those applicable to the Company’s financial statements; (iii) understand audit committee functions; and (iv) understand internal controls and procedures for financial reporting. Debra L. Richardson is the member of the Audit Committee who meets these requirements. As noted above, Ms. Richardson is independent as defined by the listing standards of NASDAQ.

In 2006, we engaged the accounting firm of Cherry Bekaert & Holland, L.L.P. to audit our financial statements for 2006.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table sets forth a summary of certain information concerning the cash compensation paid by us for services rendered in all capacities during the year ended December 31, 2006, to the President and Chief Executive Officer (the Company’s Principal Executive Officer) and certain other executive officers who had total compensation during the 2006 fiscal year which exceeded $100,000. The following table does not include certain prerequisites that do not exceed $10,000 each:

Summary Compensation Table

	Annual Compensation					Option Awards	All Other Compensation (1)	Total
Name and Principal Position	Year	Salary	Bonus		Other
Robert G. Watts, Jr. President and Chief Executive Officer (Principal Executive Officer)	2006	$145,438	$—	(2)	$—	$—	$8,900	$154,338
K. Bradley Hildebrandt Executive Vice President and Senior Credit Officer	2006	$109,725	$11,500		$—	$—	$4,937	$126,162
Katherine K. Wagner, Chief Operating Officer and Senior Vice President	2006	$107,232	$5,700		$—	$—	$4,824	$117,756

(1)	Includes company match benefits received by these individuals in connection with contributions made under the Contributory Thrift Plan, which is our 401(k) plan.

(2)	Mr. Watts declined the cash bonus (approximately $17,500) offered to him for 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the shares of our Common Stock beneficially owned by (i) each director or nominee for director, (ii) each executive officer of the Company named in the Summary Compensation Table, and (iii) all of our directors and executive officers as a group, as of December 31, 2006. As of June 7, 2007, based on information available to us, no person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) beneficially owned 5% or more of the Company’s Common Stock, except as set forth below. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of a director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

Name	Number of Shares (1)	Percent of Class (%)
P.C. Amin	122,004	6.8%
Gerald Blake	32,287	1.8
Dr. Kamlesh N. Dave	81,036	4.5
Grant S. Grayson	37,838	2.1
K. Bradley Hildebrandt	13,500	*
Yancey S. Jones	36,975	2.1
Debra L. Richardson	7,650	*
Joseph C. Stiles, Jr.	33,100	1.8
Katherine K. Wagner	7,500	*
Robert G. Watts, Jr.	35,775	2.0
Jay M. Weinberg	43,842	2.4
Richard W. Wright	108,375	6.0
Gerald Yospin	29,962	1.7

Current directors and executive officers as a group (20 persons)	632,520	32.1%

(1)	Amounts reflect shares of common stock issuable upon the exercise of stock options exercisable within 60 days of June 7, 2007, as follows: Mr. Amin 9,225 shares; Mr. Blake 10,725 shares; Dr. Dave 3,000 shares; Mr. Grayson 18,225 shares; Mr. Hildebrandt 12,000 shares; Mr. Jones 6,975 shares; Ms. Richardson 3,000 shares; Mr. Stiles 10,725 shares; Ms. Wagner 7,500 shares; Mr. Watts 25,725 shares; Mr. Weinberg 6,975 shares; Mr. Wright 15,225 shares; Mr. Yospin 8,475 shares.

*	Ownership interest less than 1%.

Stock Option Plan

On March 15, 2000 the Board of Directors of the First Capital Bank (the “Bank”) adopted the First Capital Bank 2000 Stock Option Plan (the “Plan”), which was approved by the stockholders of the Bank at the annual meeting of stockholders held on May 24, 2000. The Plan originally made available up to 77,000 shares of Common Stock for the granting of stock options to employees, directors, consultants and other persons who have provided services to the Bank in the form of incentive stock options (employees only) and non-qualified stock options (collectively, “Options”). On March 19, 2003, the Board of Directors of the Bank approved an amendment to the Plan increasing the number of shares reserved for issuance upon exercise of options to be granted under the Plan by 52,170 shares. The amendment was approved by the stockholders of the Bank at the annual meeting held on May 22, 2003, as a result of which the Plan now made up to 129,170 shares available for issuance upon the exercise of options granted under the Plan. On February 16, 2005, the Board of Directors of the Bank approved an additional amendment to the Plan increasing the number of shares reserved for issuance upon exercise of options to be granted under the Plan by 26,486 shares. The amendment was approved by the stockholders of the Bank at the annual meeting held on May 18, 2005, as a result of which the Plan now makes up to 233,484 shares available for issuance upon the exercise of options granted under the Plan (after adjustment for the 3 for 2 stock that was effective December 28, 2005).

The Plan was adopted and approved as the First Capital Bancorp, Inc. 2000 Stock Option Plan in connection with the consummation of the Share Exchange on September 8, 2006. In connection therewith, any and all options thereunder were automatically converted into options to acquire shares of stock in us. Unless sooner terminated, the Plan shall continue in effect for a period of ten years from the adoption of the Plan by the Board.

The Plan is administered by the Board of Directors, or a Committee thereof, which has the power to determine the persons to whom Options are to be granted. In administering the Plan, the Board of Directors or the Committee, as applicable, has the authority to determine the terms and conditions upon which Options may be made and exercised, to construe and interpret the Plan and to make all determinations and actions with respect to the Plan. Pursuant to the provisions of the Plan, the exercise price of incentive stock options awarded in the future shall not be less than the fair market value of the Bank’s Common Stock on the date the Option is granted. The exercise price of all other options awarded in the future will not be less than 85% of the fair market value of the stock on the date the option is granted. Furthermore, all Options may be subject to various vesting requirements that must first be satisfied in order for the Options to be exercisable. All Options to be granted to our executive officers and directors will be granted in accordance with Rule 16b-3 under the Exchange Act.

Option Grants

There were no individual grants of stock options made during the last fiscal year to any persons named in the Summary Compensation Table. However, on January 17, 2007, Mr. Watts was granted an option to purchase 2,275 shares and Ms. Wagner was granted an option to purchase 1,500 shares. No stock options were granted during the last fiscal year to the Company’s non-employee directors.

Effective as of December 21, 2005, the Board of Directors of the Bank voted to accelerate the vesting of all outstanding options under the Plan as a result of which all such outstanding options are now fully vested and exercisable. A total of 34,500 options received accelerated vesting, which included the following number of options held by the executive officers named in the compensation table: Mr. Watts – 5,075 options having a value of $34,000; Mr. Hildebrandt – 1,750 options having a market value of $13,122; and Ms. Wagner – 7,500 options having a market value of $35,450.

Year End Option Values

The following table sets forth information concerning the total number of securities underlying unexercised options held at the end of the fiscal year by the persons named in the Summary Compensation Table. No stock awards have been made to any of these individuals.

Outstanding Option Awards At Fiscal Year End

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End (1)		Option Exercise		Option Expiration
Name	Exercisable	Unexercisable	Exercisable	Unexercisable	Price		Date
Robert G. Watts, Jr.	25,725	—	$250,474	—	*		*
K. Bradley Hildebrandt	12,000	—	130,625	—	*	*	*	*
Katherine K. Wagner	7,500	—	45,125	—	$11.93		May 20, 2015

(1)	The value of in-the-money options at fiscal year end was calculated by determining the difference between the price of a share of common stock and the exercise price of the options.

*	(i) 8,250 shares with an exercise price of $5.32 expiring on December 31, 2010; (ii) 2,250 shares with an exercise price of $7.00 expiring on December 11, 2012; (iii) 225 shares with an exercise price of $7.33 expiring on March 19, 2013; and (iv) 15,000 shares with an exercise price of $10.00 expiring on December 17, 2013.

**	(i) 6,750 shares with an exercise price of $5.43 expiring date of January 18, 2012; (ii) 1,500 shares with an exercise price of $7.07 expiring February 13, 2013; and (iii) 3,750 shares and an exercise price of $10.00 expiring December 17, 2013.

Management is not aware of any arrangements including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no legal proceedings to which any director, executive officer or shareholder, or any affiliate thereof, is a party that would be material and adverse to the Company.

During fiscal 2006, we extended credit to certain of our Directors. All such loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company, and did not involve more than the normal risk of collectibility or present other unfavorable features. The Company is prohibited from making loans, with the exception of residential mortgages and educational loans, to executive officers in excess of certain dollar limits fixed by federal banking laws. The balance of loans to Company directors and executive officers totaled $7.5 million at December 31, 2006, or 47.8% of the Company’s equity as of such date.

There are no existing or proposed transactions between us and our Directors outside of those contemplated in the ordinary course of its banking business. In accordance with the foregoing, we currently employ the law firm of Cantor Arkema, P.C. with which Grant S. Grayson, the Chairman of our Board of Directors, is affiliated, as our counsel.

ITEM 13.	EXHIBITS.

The following exhibits are filed as part of this Form 10-KSB/A.

No.	Description
2.1	Agreement and Plan of Reorganization dated as of September 5, 2006, by and between First Capital Bancorp, inc. and First Capital Bank.[1]

3.1	Articles of Incorporation of First Capital Bancorp, Inc.[2]

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc.[3]

4.1	Specimen Common Stock Certificate of First Capital Bancorp, Inc. [4]

10.1	2000 Stock Option Plan (formerly First Capital Bank 2000 Stock Option Plan.[5]

10.2	Employment Agreement dated December 20, 2000, between First Capital Bank and Robert G. Watts, Jr.[5]

10.3	Change in Control Agreement dated April 15, 2004 between First Capital Bank and William W. Ranson[5]

21.1	List of Subsidiaries.[4]

31.1	Certification of Robert G. Watts, Jr., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 21, 2007

31.2	Certification of William W. Ranson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 21, 2007

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	A Banker’s Professional Code of Ethics as adopted by the Bank

99.2	Code of Conduct and Conflict of Interest as adopted by the Bank

[1]

Expressly incorporated herein by reference from the Registrant’s Current Report on Form 8-K12g-3 filed with the Securities and Exchange Commission on September 12, 2006. The Exhibit numbers set forth above correspond to the Exhibit numbers in the Form 8-K12g-3.

[2]

Expressly incorporated herein by reference from the Registrant’s report on Form 10-QSB filed with the Securities and Exchange Commission on November 13, 2006. The Exhibit number set forth above corresponds to the Exhibit number in the Form 10-QSB.

[3]

Expressly incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2007. The Exhibit numbers set forth above correspond to the Exhibit numbers in the Form 8-K.

[4]

Expressly incorporated herein by reference from the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 16, 2007. The Exhibit number set forth above corresponds to the Exhibit number in the Form SB-2.

[5]

Expressly incorporated herein by reference from the Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 26, 2007. The Exhibit number set forth above corresponds to the Exhibit number in the Amendment No. 1.

I TEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

2006 AUDIT COMMITTEE REPORT

The Audit Committee of our Board of Directors has adopted a formal written charter, which was included as an appendix to the proxy statement for the Bank’s 2005 Annual Meeting of Stockholders. In connection with the performance of its responsibilities, the Audit Committee has:

•	Reviewed and discussed the audited financial statements of FCB with management;

•	Discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (required communication by external auditors with audit committees);

•

Received from the independent auditors disclosures regarding the auditors, independence required by Independence Standards Board Standard No. 1 and discussed with the auditors the auditors’ independence; and

•

Recommended, based on the review and discussion noted above, to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE

Jay M. Weinberg Yancey S. Jones Debra C. Richardson

Audit Fees

The following table sets forth the professional fees paid to Cherry Bekaert & Holland, L.L.P by us for professional services rendered for the calendar years 2006 and 2005:

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

	2006	2005
Audit Fees (1)	$41,000	$33,000
Tax Fees (2)	4,000	3,550

Total Fees	$45,000	$36,550

(1)	These are fees paid for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB.

(2)	These are fees paid on professional services rendered for the preparation of our tax returns.

Financial Information Systems Design and Implementation Fees and All Other Fees

No fees for professional services were billed to us by Cherry, Bekaert & Holland during the fiscal year ended December 31, 2006, except for the fees described above. The Audit Committee pre-approved the audit and tax services.

Exhibits to Form 10-KSB/A

A copy of any of the exhibits to this Report on Form 10-KSB/A will be furnished without charge to the stockholders as of the record date, upon written request to William W. Ranson, Senior Vice President & Chief Financial Officer, 4222 Cox Road, Suite 200, Glen Allen, Virginia 23060

SIGNATURE AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL BANCORP, INC.

Date: June 13, 2007	By:	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Date: June 13, 2007	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr. President, Chief Executive Officer and Director

Date: June 13, 2007	/s/ William W. Ranson
William W. Ranson Treasurer and CFO (Principal Accounting and Financial Officer)

Date: June 13, 2007	/s/ P. C. Amin*
P. C. Amin, Director

Date: June 13, 2007	/s/ Gerald Blake*
Gerald Blake, Director

Date: June 13, 2007	/s/ Grant S. Grayson*
Grant S. Grayson, Director

Date: June 13, 2007	/s/ Yancey S. Jones*
Yancey S. Jones, Director

Date: June 13, 2007	/s/ Jay M. Weinberg*
Jay M. Weinberg, Director

Date: June 13, 2007	/s/ Joseph C. Stiles, Jr.*
Joseph C. Stiles, Jr., Director

Date: June 13, 2007	/s/ Richard W. Wright*
Richard W. Wright, Director

Date: June 13, 2007	/s/ Gerald H. Yospin*
Gerald H. Yospin, Director

Date: June 13, 2007	/s/ Debra L. Richardson*
Debra L. Richardson, Director

Date: June 13, 2007	/s/ Kamlesh N. Dave, Director
Kamlesh N. Dave, Director

* By:	/s/ William W. Ranson
William W. Ranson Attorney-in-fact

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

Richmond, Virginia

March 5, 2007

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and due from banks	$7,034,047	$7,185,823
Short term debt securities	4,997,979	2,995,800

Total cash and cash equivalents	12,032,026	10,181,623
Investment securities:
Available for sale, at fair value	38,730,975	39,621,418
Restricted, at cost	2,389,139	1,595,267
Loans, net of allowance for losses	199,751,483	154,601,518
Premises and equipment, net	2,119,379	1,982,314
Accrued interest receivable	1,425,364	1,100,887
Deferred tax asset	308,503	272,216
Other assets	483,776	173,565

Total assets	$257,240,645	$209,528,808

LIABILITIES
Deposits
Noninterest-bearing	$32,878,408	$30,425,438
Interest-bearing	161,424,027	131,962,114

Total deposits	194,302,435	162,387,552
Accrued expenses and other liabilities	2,431,031	2,221,451
Securities sold under repurchase agreements	1,667,064	680,191
Federal funds purchased	6,026,000	10,270,000
Subordinated debt	7,155,000	2,000,000
Federal Home Loan Bank advances	30,000,000	18,000,000

Total liabilities	241,581,530	195,559,194

STOCKHOLDERS’ EQUITY
Common stock, $4.00 par value (authorized 5,000,000 shares; shares issued and outstanding, 1,796,021 at December 31, 2006 and 2005)	7,184,084	7,184,084
Additional paid-in capital	6,010,352	6,004,655
Retained earnings	2,776,277	1,205,058
Accumulated other comprehensive (loss), net of tax	(311,598)	(424,183)

Total stockholders’ equity	15,659,115	13,969,614

Total liabilities and stockholders’ equity	$257,240,645	$209,528,808

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

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended December 31, 2006 and 2005

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Balance at December 31, 2004	$4,789,420	$8,399,319	$(101,269)	$(97,185)	$12,990,285
Three-for-two stock split	2,394,664	(2,394,664)	—	—	—
Net income	—	—	1,306,327	1,306,327	1,306,327
Other comprehensive loss
Unrealized holding (losses) arising during period, (net of tax, ($172,418))	—	—	—	(334,694)	(334,694)
Reclassification adjustment, (net of tax $ 3,964)	—	—	—	7,696	7,696

Total comprehensive income				$979,329

Balance at January 1, 2006	$7,184,084	$6,004,655	$1,205,058	$(424,183)	$13,969,614
Net income	—	—	1,571,219	1,571,219	1,571,219
Other comprehensive income	—	—	—
Unrealized holding gains arising during period, (net of tax, $ 57,998)	—	—	—	112,585	112,585

Total comprehensive income				$1,683,804

Stock based compensation expense	—	5,697	—	—	5,697

Balance at December 31, 2006	$7,184,084	$6,010,352	$2,776,277	$(311,598)	$15,659,115

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

Years Ended December 31, 2006 and 2005

Note 1 – Summary of significant accounting policies

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 1 – Summary of significant accounting policies (continued)

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 1 – Summary of significant accounting policies (continued)

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 1 – Summary of significant accounting policies (continued)

requirements of SFAS 123R for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

The Bank adopted SFAS 123R under the “modified prospective” method effective January 1, 2006. The Bank has begun to recognize compensation expense for options that have been issued but not yet vested as of January 1, 2006. In addition, options issued after January 1, 2006 will increase compensation expense for 2006 and afterward. In December 2005, the Board of Directors approved the acceleration of vesting of all unvested stock options outstanding prior to December 31, 2005. The Board agreed to accelerate the vesting of options in order to eliminate the recognition of compensation expense associated with the affected unvested options under SFAS No. 123R. Management determined that the acceleration of vesting did not represent a renewal or extension which increased the life of the stock options as contemplated by FIN 44, Accounting for Certain Transactions involving Stock Compensation and consequently did not result in a new measurement date for purposes of determining compensation expense. Options that were granted during 2006 resulted in additional compensation expense of $5,697. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases and cancellations of existing awards after the adoption of this standard.

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 1 – Summary of significant accounting policies (continued)

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 3 – Investment Securities (continued)

The amortized cost, weighted average yield and estimated fair value of debt securities at December 31, 2006, by contractual maturity, were as follows:

	Amortized Cost	Weighted Average Yield	Fair Value
Due in one year or less	$2,999,429	4.22%	$2,997,188
Due after one year through five years	18,578,620	4.41%	18,332,433
Due after five years through ten years	6,491,919	5.72%	6,447,344
Due after ten years	11,132,611	4.52%	10,954,010

	$39,202,579	4.64%	$38,730,975

The following table details unrealized losses and related fair values in the Company’s available-for-sale investment securities portfolios. All unrealized losses on investment securities are a result of volatility in the market during 2006 and 2005. At December 31, 2006 there were 27 out of 33 mortgage-backed securities with fair values less than amortized cost. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses and the intent to hold debt securities in an unrealized loss position greater than twelve months for the foreseeable future. This information is aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006 and 2005:

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

The remainder of restricted securities consists of investments in Limited Liability Companies that provide title insurance and investment services to the Bank’s customers. Investment in these Limited Liability Companies was $26,589 and $27,517 as of December 31, 2006 and 2005, respectively. These investments are carried using the equity method.

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

Note 5 – Premises and equipment

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

Years Ended December 31, 2006 and 2005

Note 5 – Premises and equipment (concluded)

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

Note 10 – Income taxes

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

Note 11 – Related party transactions

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

Note 12 – Regulatory requirements and restrictions (concluded)

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

Note 13 – Commitments and contingent liabilities

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

Note 13 – Commitments and contingent liabilities (concluded)

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

Note 14 – Concentration of credit risk

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

The weighted-average option price and weighted-average remaining term of stock options awarded and not exercised were as follows as of December 31:

	2006	2005
Weighted-average price	$9.02	$8.74
Weighted-average term (in years)	6.20	7.08

A summary of the stock option activity is as follows:

	Options	Weighted-Average Exercise Price
Balance at January 1, 2005	182,250	$8.06
Granted	23,625	14.01

Options outstanding December 31, 2005	205,875	8.74
Granted	6,000	18.50

Options outstanding December 31, 2006	211,875	$9.02

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 16 – Stock option plan (concluded)

The following table summarizes information about stock options outstanding as December 31, 2006:

	Options Outstanding and Exercisable
Exercise Prices	Number Outstanding and Exercisable at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Price
$5.32 to $ 7.00	84,750	4.4 years	$6.20
$7.07 to $ 10.00	83,250	6.8 years	$9.45
$10.57 to $ 18.50	43,875	8.4 years	$13.62

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

Note 20 – Condensed Financial Information – Parent Company Only

FIRST CAPITAL BANCORP, INC.

(Parent Corporation Only)

Balance Sheet

December 31, 2006

Assets
Cash on deposit with subsidiary bank	$366,640
Investment is subsidiary	20,256,983
Investment is special purpose subsidiary	155,000
Other assets	50,656

$20,829,279

Liabilities and Stockholder’s Equity
Trust preferred debt	$5,155,000
Other liabilities	15,164

Total liabilities	5,170,164

Stockholders’ Equity
Common stock	7,184,084
Additional paid-in capital	6,010,352
Accumulated other comprehensive (loss)	(311,598)
Retained earnings	2,776,277

Total stockholders’ equity	15,659,115

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