Form 10QSB
period 2007-06-30
FIRST CAPITAL BANCORP, INC.
filed 2007-08-13
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(D)

OF THE EXCHANGE ACT

For the transition period from              to

FIRST CAPITAL BANCORP, INC.

(Name of Small Business Issuer in its charter)

Virginia	001-33543	11-3782033
(State or other jurisdiction of Incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

2,968,921 shares of Common Stock, par value $4.00 per share, were outstanding at August 13, 2007.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2007 and December 31, 2006

	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$6,447,509	$7,034,047
Federal funds sold	1,540,000	—
Short term debt securities	14,983,500	4,997,979

Total cash and cash equivalents	22,971,009	12,032,026
Investment securities:
Available for sale, at fair value	30,589,978	38,730,975
Restricted, at cost	2,207,990	2,389,139
Loans, net of allowance for losses	226,506,586	199,751,483
Premises and equipment, net	2,147,535	2,119,379
Accrued interest receivable	1,398,006	1,425,364
Deferred tax asset	355,493	308,503
Other assets	813,538	483,776

Total assets	$286,990,135	$257,240,645

LIABILITIES
Deposits
Noninterest-bearing	$37,680,363	$32,878,408
Interest-bearing	181,363,273	161,424,027

Total deposits	219,043,636	194,302,435
Accrued expenses and other liabilities	2,382,731	2,431,031
Securities sold under repurchase agreements	2,110,288	1,667,064
Federal funds purchased	—	6,026,000
Subordinated debt	7,155,000	7,155,000
Federal Home Loan Bank advances	25,000,000	30,000,000

Total liabilities	255,691,655	241,581,530

STOCKHOLDERS’ EQUITY
Common stock, $4.00 par value (authorized 5,000,000 shares; shares issued and outstanding, 2,816,021 at June 30, 2007 and 1,796,021 at December 31, 2006)	11,264,084	7,184,084
Additional paid-in capital	16,948,829	6,010,352
Retained earnings	3,488,382	2,776,277
Accumulated other comprehensive (loss), net of tax	(402,815)	(311,598)

Total stockholders’ equity	31,298,480	15,659,115

Total liabilities and stockholders’ equity	$286,990,135	$257,240,645

See notes to consolidated financial statements.

First Capital Bancorp Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income
Loans	$4,291,749	$3,186,445	$8,256,105	$6,052,448
Investments:
Taxable interest income	353,846	408,114	776,983	822,591
Tax exempt interest income	10,264	10,264	20,528	20,528
Dividends	32,141	36,036	62,742	54,016
Federal funds sold	133,248	34,808	208,060	43,989

Total interest income	4,821,248	3,675,667	9,324,418	6,993,572

Interest expense
Deposits	2,194,999	1,437,872	4,229,446	2,678,429
FHLB advances	264,785	304,498	520,609	512,173
Federal funds purchased	—	22,012	7,023	77,350
Subordinated debt and other borrowed money	146,974	43,842	288,612	85,890

Total interest expense	2,606,758	1,808,224	5,045,690	3,353,842

Net interest income	2,214,490	1,867,443	4,278,728	3,639,730
Provision for loan loss	130,000	123,000	252,000	229,300

Net interest income after provision for loan loss	2,084,490	1,744,443	4,026,728	3,410,430

Noninterest income
Fees on deposits	49,695	37,896	99,326	66,070
Fees on mortgage loans	48,594	—	94,980	—
Other	91,159	47,621	162,054	114,934

Total noninterest income	189,448	85,517	356,360	181,004

Noninterest expenses
Salaries and employee benefits	936,118	567,955	1,754,723	1,136,014
Occupancy expense	187,802	148,119	371,940	299,535
Data processing	135,020	100,642	259,218	218,156
Professional services	28,181	42,801	81,256	74,515
Virginia capital stock tax	45,000	38,000	90,000	74,500
Depreciation	83,914	77,078	169,476	151,945
Other expenses	305,404	249,067	566,070	464,878

Total noninterest expense	1,721,439	1,223,662	3,292,683	2,419,543

Net income before provision for income taxes	552,499	606,298	1,090,405	1,171,891
Income tax expense	190,400	204,000	378,300	394,000

Net income	$362,099	$402,298	$712,105	$777,891

Basic income per share	$0.19	$0.22	$0.38	$0.43

Diluted income per share	$0.18	$0.21	$0.37	$0.41

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Balance January 1, 2006	$7,184,084	$6,004,655	$1,205,058	$(424,183)	$13,969,614
Net income	—	—	777,891	777,891	777,891
Other comprehensive loss
Unrealized holding (losses) arising during period, (net of tax, ($176,081))	—	—	—	(341,804)	(341,804)

Total comprehensive income				$436,087

Balance June 30, 2006	$7,184,084	$6,004,655	$1,982,949	$(765,987)	$14,405,701

Balance January 1, 2007	$7,184,084	$6,010,352	$2,776,277	$(311,598)	$15,659,115
Stock offering	4,080,000	11,985,000			16,065,000
Cost associated with stock offering	—	(1,071,592)	—	—	(1,071,592)
Net income	—	—	712,105	712,105	712,105
Other comprehensive loss
Unrealized holding (losses) arising during period, (net of tax, ($46,991))	—	—	—	(91,217)	(91,217)

Total comprehensive income				$620,888

Stock based compensation expense	—	25,069	—	—	25,069

Balance at June 30, 2007	$11,264,084	$16,948,829	$3,488,382	$(402,815)	$31,298,480

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities
Net income	$712,105	$777,891
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	252,000	229,300
Depreciation of premises and equipment	169,476	151,945
Stock based compensation expense	25,069	—
Net (accretion) amortization of bond premiums/discounts	(1,472)	20,878
Increase in other assets	(329,763)	(78,202)
Decrease (increase) in accrued interest receivable	27,358	(71,939)
Decrease in accrued expenses and other liabilities	(48,300)	(164,353)

Net cash provided by operating activities	806,473	865,520

Cash flows from investing activities
Proceeds from maturities and calls of securities	8,000,000	—
Proceeds from paydowns of securities available-for-sale	1,501,262	1,627,837
Purchase of Federal Reserve Stock	(150)	(5,950)
Purchase of securities available-for-sale	(1,497,000)	—
Redemption (purchase) of FHLB Stock	181,300	(428,800)
Purchases of property and equipment	(197,632)	(144,410)
Net increase in loans	(27,007,103)	(25,620,812)

Net cash used in investing activities	(19,019,323)	(24,572,135)

Cash flows from financing activities
Net increase in demand, savings and money market accounts	20,999,615	5,178,953
Net increase in certificates of deposit	3,741,586	28,857,196
Stock offering proceeds, net of related expenses	14,993,408	—
Advances from FHLB	5,000,000	7,000,000
FHLB advances called	(10,000,000)	—
Decrease in Federal funds purchased	(6,026,000)	(10,270,000)
Net increase in repurchase agreements	443,224	896,848

Net cash provided by financing activities	29,151,833	31,662,997

Net increase in cash and cash equivalents	10,938,983	7,956,382
Cash and cash equivalents, beginning of period	12,032,026	10,181,623

Cash and cash equivalents, end of period	$22,971,009	$18,138,005

Supplemental disclosure of cash flow information
Interest paid during the period	$5,090,090	$3,294,828

Taxes paid during the period	$713,533	$972,430

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

First Capital Bancorp, Inc. (the “Company”) is the holding company of and successor to First Capital Bank (the “Bank”). Effective September 8, 2006, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction (the “Share Exchange”) pursuant to an Agreement and Plan of Reorganization dated September 5, 2006, between the Company and the Bank (the “Agreement”). The Agreement was approved by the shareholders of the Bank at the annual meeting of shareholders held on May 16, 2006. Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock, par value $4.00 per share, on a one-for-one basis. As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company of the Bank and the shareholders of the Bank became shareholders of the Company. All references to the Company in this quarterly report for dates or periods prior to September 8, 2006 are references to the Bank.

In management’s opinion the accompanying consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June 30, 2007 and December 31, 2006 and for the three months and six months ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

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

The basic and diluted earnings per share calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (numerator, basic and diluted)	$362,099	$402,298	$712,105	$777,891
Weighted average number of shares outstanding (denominator)	1,919,318	1,796,021	1,858,010	1,796,021

Earnings per common share - basic	$0.19	$0.22	$0.38	$0.43

Effect of dilutive securities:
Weighted average number of shares outstanding	1,919,318	1,796,021	1,858,010	1,796,021
Effect of stock options	81,275	106,795	86,259	106,468

Diluted average shares outstanding (denominator)	2,000,593	1,902,816	1,944,269	1,902,489

Earnings per common share - assuming dilution	$0.18	$0.21	$0.37	$0.41

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

In January 2007, 15,775 options were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. These options vest over three years. The stock based compensation expensed during the three months and six month ended June 30, 2007 was $13,341 and $25,069 respectively, and is included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$20,485	$—	$307	$20,178
Mortgage-backed securities	9,697	6	277	9,426
Tax-exempt municipal bonds	1,010	—	24	986

	$31,192	$6	$608	$30,590

	December 31, 2006
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$26,977	$—	$272	$26,705
Mortgage-backed securities	11,215	5	210	11,010
Tax-exempt municipal bonds	1,011	5	0	1,016

	$39,203	$10	$482	$38,731

The unrealized losses in the portfolio as of June 30, 2007 are considered temporary and are a result of the current interest rate environment and not increased credit risk. The Company has the ability and intent to hold debt securities in an unrealized loss position for the foreseeable future.

Note 6 – Loans

Major classifications of loans are as follows:

	June 30, 2007	December 31, 2006

	Amount	Amount
Commercial	$34,978	$22,619
Real estate - residential	59,296	62,166
Real estate - commercial	67,100	63,062
Real estate - construction	64,027	51,450
Consumer	3,256	2,387

Total loans	228,657	201,684

Less:
Allowance for loan losses	2,062	1,834
Net deferred fees	88	99

Loans, net	$226,507	$199,751

A summary of the transactions affecting the allowance for loan losses follows:

Analysis of Allowance for Loan Losses

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Beginning balance	$1,956	$1,565	$1,834	$1,460
Provision for loan losses	130	123	252	229
Charge-offs	(24)	(10)	(24)	(11)
Recoveries	—	—	—	—

Ending balance	$2,062	$1,678	$2,062	$1,678

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period.	0.90%	0.92%	0.90%	0.92%

Note 7 – Stock Offering

On June 19, 2007, the Company closed on a public stock offering of 1,020,000 shares of common stock at $15.75 per share. The offering was underwritten by two local brokerage houses. Gross proceeds totaled $16.1 million. Total costs of the offering through June 30, 2007 were $1.1 million. The Company will use the net proceeds from the offering to increase equity and for general corporate purposes, including using the net proceeds to provide additional equity to the Bank to support the growth of its operations.

On July 11, 2007, an additional 152,900 shares of common stock was issued as a result of the exercise of the over-allotment option granted to the underwriters of the Company’s public offering of 1,020,000 shares of common stock at $15.75 per share. The net proceeds to the Company from this exercise of the over-allotment were $2.3 million.

Note 8 – Recently Adopted Accounting Pronouncements

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

Note 9 – Recently Issued Accounting Pronouncements

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

The following discussion represents management’s discussion and analysis of the financial condition and results of operations for the Company as of June 30, 2007 and December 31, 2006 and for the three months and six months ended June 30, 2007 and 2006. It should be read in conjunction with the financial statements included elsewhere herein.

SUMMARY OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Financial Condition Summary

June 30, 2007 as Compared to December 31, 2006

Total assets increased $29.8 million for the first six months of 2007 to $287.0 million compared with $257.2 million at December 31, 2006. The 11.6% increase in total assets during the six months ended June 30, 2007 resulted from the growth of our business and customer base. Net loans increased $26.7 million to $226.5 million at June 30, 2007, an increase of 13.4% over net loans of $199.8 million at December 31, 2006. Deposits increased $24.7 million to $219.0 million or 12.7% for the first six months of 2007. Federal Home Loan Bank advances totaled $25.0 million at June 30, 2007, a decrease of $5.0 million from year end 2006. Federal funds purchased decreased $6.0 million from December 31, 2006 to $0.

As of June 30, 2007 and December 31, 2006, our regulatory capital levels exceeded those established for well-capitalized institutions.

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and 2006

Net income for the three months ended June 30, 2007 decreased to $362 thousand, or $0.18 per diluted share compared to $402 thousand for the three months ended June 30, 2006, or $0.21 per diluted share. The decrease in net income was due primarily to the additional costs associated with the growth of the bank which includes the opening and staffing of two new branches, one in the third quarter of 2006, and one in the first quarter of 2007, coupled with the hiring in the first quarter of 2007 of a Private Client Group Leader and a Business Banking Group Leader, both of whom have established relationships in the Richmond market.

Net interest income increased by $347 thousand, or 18.6%, from $1.9 million in the second quarter of 2006 to $2.2 million in the second quarter of 2007. This increase in net interest income is a direct result of our growth in loans and deposits. Average net loans outstanding for the three months ended June 30, 2007 increased $45.4 million over the average net loans outstanding for the quarter ended June 30, 2006. Over the same period, average deposits increased $41.4 million. The net interest margin decreased 8 basis points for the three months ended June30, 2007 to 3.36% as compared to 3.44% for the three months ended June 30, 2006. The yield on interest earning assets increased from 6.77% for the quarter ended June 30, 2006 to 7.32% for the quarter ended June 30, 2007. The cost of interest bearing liabilities increased 70 basis points from 4.05% for the quarter ended June 30, 2006 to 4.75% for the quarter ended June 30, 2007. Cost of deposits increased from 3.99% for the quarter ended June 30, 2006 to 4.74% for the quarter ended June 30, 2007. Certificates of deposits and money market accounts had the largest increase in interest expense. Certificates of deposits increased 69 basis points due to high short term rates and the roll-up of existing deposits. Money market accounts increased 168 basis points with the introduction of the Capital Reserve Account which is tied to federal funds rate less 25 basis points.

Noninterest income increased by $104 thousand, or 121.5%, from $86 thousand in the second quarter of 2006 to $189 thousand in the second quarter of 2007. This increase in noninterest income is attributable to increases in service charges and fees on deposits and loans, and fees on mortgage loans.

Noninterest expense increased $498 thousand, or 40.7%, from $1.2 million in the second quarter of 2006 to $1.7 million in the second quarter of 2007. This increase in noninterest expense is attributable to the growth and expansion of the Company. We opened our fifth branch during the third quarter of 2006 and our sixth branch in February 2007. There were 64 employees as of June 30, 2007 as compared to 52 at June 30, 2006. The increase in employees includes staff for the new branches, additional lenders and additional staff at the corporate level to support our growth. Salaries and employee benefits increased 64.8% from $568 thousand for the second three months of 2006 to $936 thousand for the comparable period of 2007.

The provision for loan losses increased 5.7% from $123 thousand for the second quarter of 2006 to $130 thousand for the three months ended June 30, 2007. This increase reflects the increased volume of loans closed during the period as compared to the three months ended June 30, 2006.

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

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended June 30,
	2007			2006
	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates
Earning Assets:
Loans and leases, net of unearned income:	$219,019	$4,292	7.86%	$173,640	$3,186	7.36%
Investment securities:
U.S. Agencies	21,699	247	4.56%	25,077	275	4.40%
Mortgage backed securities	10,213	107	4.21%	13,079	133	4.08%
Municipal securities	1,010	10	4.07%	1,013	10	4.06%
Other investments	2,119	32	6.08%	2,160	36	6.69%

Total investment securities	35,041	396	4.54%	41,329	454	4.41%

Federal funds sold	10,280	133	5.20%	2,841	35	4.91%

Total earning assets	264,340	4,821	7.32%	217,810	3,675	6.77%

Cash and cash equivalents	5,728			5,627
Allowance for loan losses	(2,055)			(1,643)
Other assets	4,149			2,951

Total assets	$272,162			$224,745

Interest bearing liabilities:
Interest checking	$7,882	$21	1.06%	$6,143	$8	0.51%
Money market deposit accounts	44,280	461	4.18%	21,558	134	2.50%
Statement savings	745	3	1.52%	590	2	1.54%
Certificates of deposit	132,861	1,710	5.16%	116,094	1,294	4.47%

Total interest-bearing deposits	185,768	2,195	4.74%	144,385	1,438	3.99%

Federal funds purchased	—	—	—	1,659	22	5.32%
Repurchase agreements	1,992	22	4.51%	1,107	12	4.29%
Subordinated debt	7,155	125	6.98%	2,000	32	6.42%
FHLB Advances	25,000	265	4.25%	29,890	304	4.09%

Total interest bearing liabilities	219,915	2,607	4.75%	179,041	1,808	4.05%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	31,078			29,150
Other liabilities	2,738			2,208
Shareholders’ equity	18,431			14,346

Total liabilities and shareholders’ equity	$272,162			$224,745

Net interest income / spread			2.56%			2.72%

Impact of noninterest-bearing sources			0.80%			0.72%

Net interest income / margin		$2,214	3.36%		$1,867	3.44%

Ratio of average interest earning assets to average interest-bearing liabilities			120.20%			121.65%

Results of Operations

Comparison of the Six Months Ended June 30, 2007 and 2006

Net income for the six months ended June 30, 2007 decreased to $712 thousand, or $0.37 per diluted share compared to $778 thousand for the six months ended June 30, 2006, or $0.41 per diluted share. As explained above, the addition of two branches, staffing additions and hiring of experienced lending professionals, resulted in the decrease in earnings for the six months ended June 30, 2007 as compared to June 30, 2006.

Net interest income increased by $639 thousand, or 17.6%, from $3.6 million for the six months ended June 30, 2006 to $4.3 million for the same period in 2007. This increase in net interest income is a direct result of our growth in loans and deposits. Average net loans outstanding for the six months ended June 30, 2007 increased $44.5 million over the average net loans outstanding for the comparable period in 2006. Over the same period, average deposits increased $40.0 million. The net interest margin decreased 12basis points for the six months ended June 30, 2007 to 3.36% as compared to 3.48% for the comparable period in 2006. The yield on interest earning assets increased from 6.68% for the six months ended June 30, 2006 to 7.31% for the six months ended June 30, 2007. The cost of interest bearing liabilities increased 88 basis points from 3.90% for 2006 period to 4.72% for the comparable period in 2007. Cost of deposits increased from 3.64% for the two quarters ended June 30, 2006 to 4.70% for the two quarters ended June 30, 2007. Certificates of deposits and money market accounts had the largest increase in interest expense. Certificates of deposits increased 83 basis points due to high short term rates and the roll-up of existing deposits. Money market accounts increased 172 basis points with the introduction of the Capital Reserve Account which is tied to federal funds rate less 25 basis points.

Noninterest income increased by $175 thousand, or 96.9%, from $181 thousand for the first two quarters of 2006 to $356 thousand in the comparable period of 2007. This increase in noninterest income is attributable to increases in service charges and fees on deposits and loans, and fees on mortgage loans which began in the fourth quarter of 2006.

Noninterest expense increased $873 thousand, or 36.1%, from $2.4 million for the six months ended June 30, 2006 to $3.3 million in the comparable period in 2007. This increase in noninterest expense is attributable to the growth and expansion of the Company. The largest increases in noninterest income occurred in salaries and employee benefits of $619 thousand, $72 thousand in occupancy and $41 thousand in data processing.

The provision for loan losses increased 9.9% from $229 thousand for the first six months of 2006 to $252 thousand for the comparable period in 2007. This increase reflects the growth of the loans outstanding at June 30, 2007 as compared to June 30, 2006.

Net interest income

Net interest income represents our principal source of earnings. Net interest income is the amount by which interest generated from earning assets exceeds the expense of funding those assets. Changes in volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income

Earning assets consist primarily of loans, investment securities and other investments. Interest-bearing liabilities consist principally of deposits, Federal Home Loan Bank advances and other borrowings

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables were calculated using daily average balances.

Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30,
	2007			2006
	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates
Assets:
Loans and leases, net of unearned income:	$212,032	$8,256	7.85%	$167,541	$6,053	7.28%
Investment securities:
U.S. Agencies	23,346	553	4.78%	25,125	551	4.42%
Mortgage backed securities	10,590	224	4.26%	13,486	272	4.06%
Municipal securities	1,011	20	4.10%	1,013	20	4.09%
Other investments	2,108	63	6.00%	1,928	54	5.65%

Total investment securities	37,055	860	4.68%	41,552	897	4.35%

Federal funds sold	8,067	208	5.20%	1,896	44	4.68%

Total earning assets	257,154	9,324	7.31%	210,989	6,994	6.68%

Cash and cash equivalents	5,479			5,881
Allowance for loan losses	(1,984)			(1,584)
Other assets	4,113			2,612

Total assets	$264,762			$217,898

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest checking	$7,959	$33	0.85%	$6,361	$16	0.51%
Money market deposit accounts	40,230	820	4.11%	22,312	264	2.39%
Statement savings	934	7	1.52%	581	4	1.54%
Certificates of deposit	132,249	3,369	5.14%	112,125	2,394	4.31%

Total interest-bearing deposits	181,372	4,229	4.70%	141,379	2,678	3.64%

Federal funds purchased	268	7	5.30%	3,160	77	4.94%
Repurchase agreements	1,826	41	4.57%	1,080	23	4.15%
Subordinated debt	7,155	247	6.97%	2,000	64	6.42%
FHLB Advances	24,983	521	4.20%	25,901	512	3.99%

Total interest bearing liabilities	215,604	5,045	4.72%	173,520	3,354	3.90%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	29,352			27,903
Other liabilities	2,660			2,242
Shareholders’ equity	17,146			14,233

Total liabilities and shareholders’ equity	$264,762			$217,898

Net interest income / spread			2.59%			2.78%

Impact of noninterest-bearing sources			0.76%			0.69%

Net interest income / margin		$4,279	3.36%		$3,640	3.48%

Ratio of average interest earning assets to average interest-bearing liabilities			119.27%			121.59%

Loan Portfolio

The following table presents the composition of the loan portfolio at the dates indicated:

	June 30,		December 31,
	2007		2006
	Amount	Percentage	Amount	Percentage
Commercial	$34,978	15.30%	$22,619	11.22%
Real estate – residential	59,296	25.93%	62,166	30.82%
Real estate – commercial	67,100	29.35%	63,062	31.27%
Real estate – construction	64,027	28.00%	51,450	25.51%
Consumer	3,256	1.42%	2,387	1.18%

Total loans	$228,657	100.00%	$201,684	100.00%

Less:
Allowance for loan losses	2,062		1,834
Net deferred fees	88		99

Loans, net	$226,507		$199,751

Allowance for loan losses

The allowance for loan losses at June 30, 2007 was $2.1 million, compared to $1.7 million at June 30, 2006. The ratio of the allowance for loan losses to gross portfolio loans was 0.90% at June 30, 2007 as compared to 0.92% at June 30, 2006. At June 30, 2007, the Company had one foreclosed single family real estate property non-performing asset valued at $154 thousand. At June 30, 2006, there were no non-performing loans or assets. The amount of the allowance for loans losses is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, loan concentrations, historical loan loss experience, delinquency trends and assessment of present and anticipated economic conditions.

The following table presents activity in the allowance for loan losses for the periods indicated:

Analysis of Allowance for Loan Losses

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Beginning balance	$1,956	$1,565	$1,834	$1,460
Provision for loan losses	130	123	252	229
Charge-offs	(24)	(10)	(24)	(11)
Recoveries	—	—	—	—

Ending balance	$2,062	$1,678	$2,062	$1,678

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period.	0.90%	0.92%	0.90%	0.92%

Deposits

Total deposits increased by $24.7 million, or 12.7% for the first six months of 2007 as compared to an increase of $34.0 million, or 21.0%, for the first six months of 2006. During the first six months of 2007, the increase in deposits occurred primarily in interest-bearing accounts which increased by $19.9 million, or 12.4%. Certificates of deposit increased by $3.7 million, money market and savings and NOW accounts increased by $16.2 million and noninterest-bearing demand deposits increased by $4.8 million.

The mix of our deposits continues to be weighted toward certificates of deposit which represent 57.2% of our total deposits as of June 30, 2007. Certificates of deposit as a percentage of total deposits were 62.5% at December 31, 2006 and 65.8% at June 30, 2006. Recent efforts to lessen the dependency on high cost of certificates of deposit have resulted in the decrease percentage of certificates of deposits to total deposits. Money market accounts, with a low cost of interest, and noninterest bearing demand deposits have replaced the higher cost certificates of deposit.

The average cost of interest-bearing deposits for the six months ended June 30, 2007 and 2006 was 4.70% and 3.82%, respectively. This increase in our average cost of interest-bearing deposits is attributable to the overall increase in interest rates resulting from the actions by the Federal Reserve to increase short-term rates. Existing certificates of deposit during the first quarter of 2007 continued to roll up to current market rates. As rates have been steady for the last quarter, it is anticipated that the increase in average interest-bearing deposits will continue to abate.

Borrowings

We use borrowings to supplement deposits when they are available at a lower overall cost than is available from retail deposits and to assist in asset liability management.

Subordinated debt totaled $7.2 million as of June 30, 2007 as compared to $2.0 million at June 30, 2006. $5.2 million in subordinated debt was issued in September 2006. The subordinated debt issued in September 2006 may be included in Tier 1 capital for regulatory adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of subordinated debt not considered as Tier 1 capital may be included in Tier 2 capital. The $2.0 million in subordinated debt issued in December 2005, qualifies as Tier 2 capital only.

As of June 30, 2007, the Company had borrowed $25.0 million from the FHLB of Atlanta, a decrease of $5.0 million from December 31, 2006. The advances have an average interest rate of 4.25% and are callable in one to five years with a final maturity of ten years. The proceeds were used to fund loan growth. The FHLB advances are secured by our residential and commercial mortgage loans and the pledge of our FHLB stock.

We have $2.1 million outstanding under securities sold under repurchase agreements as of June 30, 2007 compared to $1.7 million as of December 31, 2006. These agreements are generally corporate cash management accounts for our larger corporate depositors. These agreements are settled on a daily basis and the securities underlying the agreements remain under the bank’s control.

Capital Resources

On June 19, 2007, the Company closed on a stock offering of 1,020,000 shares of common stock in a public offering at $15.75 per share, aggregating $16.1 million in gross proceeds. Total cost through June 30, 2007 for the offering was $1.1 million.

Stockholders’ equity at June 30, 2007 was $31.3 million, compared to $15.7 million at December 31, 2006. The $15.6 million increase in equity during the first six months of 2007 was due to net income of $712 thousand, a $91 thousand increase in net unrealized losses on securities available-for-sale and the sale of 1,020,000 shares of stock which increased stockholders’ equity by $15.0 million after expenses.

During the third quarter of 2006, the Company issued $5.2 million in Trust Preferred Capital Notes. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

The Company’s current capital position meets the definition of a well-capitalized institution. The following table presents the capital ratios at the dates indicated:

	June 30, 2007	December 31, 2006	Well Capitalized Requirement
Capital ratios
Tier 1 risk-based capital ratio	15.46%	10.39%	6.00%

Total risk-based capital ratio	17.16%	12.28%	10.00%

Leverage ratio	13.54%	8.80%	5.00%

Off Balance Sheet Arrangements and Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At June 30, 2007 and December 31, 2006, pre-approved but unused lines of credit for loans totaled approximately $111.8 million and $118.4 million, respectively. In addition, we had $4.7 million and $3.5 million in financial and performance standby letters of credit at June 30, 2007 and December 31, 2006, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

Liquidity

Liquidity provides the Company with the ability to meet normal deposit withdrawals, while also providing for the credit needs of our customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At June 30, 2007, cash and cash equivalents totaled $23.0 million. Investment securities available for sale and not pledged totaled $16.2 million, for a total of 13.7% of total assets, which we believe is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including lines of credit, purchase of federal funds, term loans through the Federal Home Loan Bank and correspondent banks.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at June 30, 2007. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

	June 30, 2007
	1 to 90	90 Days	1 to 3	3 to 5	Over 5
	Days	to 1 Year	Years	Years	Years	Total
	(Dollars in thousands)
Earning Assets:
Gross loans	$90,113	$24,218	$32,847	$54,350	$27,129	$228,657
Investment securities	19,522	908	15,790	3,418	5,936	45,574
Federal funds sold	1,540	—	—	—	—	1,540

Total rate sensitive assets	$111,175	$25,126	$48,637	$57,768	$33,065	$275,771

Cumulative totals	111,175	136,301	184,938	242,706	275,771

Interest-Bearing Liabilities:
Interest checking	$—	$—	$3,800	$3,515	$—	$7,315
Money market accounts	39,607	4,045	4,288	—	—	47,940
Savings deposits	—	—	866	—	—	866
Certificates of deposit	34,505	60,286	19,286	11,165	—	125,242
FHLB borrowing and subordinated debt	5,155	5,000	20,000		2,000	32,155
Other liabilities	2,110	—	—	—		2,110

Total rate sensitive liabilities	$81,377	$69,331	$48,240	$14,680	$2,000	$215,628

Cumulative totals	81,377	150,708	198,948	213,628	215,628

Interest sensitivity gap	$29,798	$(44,205)	$397	$43,088	$31,065

Cumulative interest sensitivity gap	29,798	(14,407)	(14,010)	29,078	60,143

Cumulative interest sensitive gap as a percentage of earning assets	10.8%	-5.2%	-5.1%	10.5%	21.8%

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings – None to report

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3. Defaults Upon Senior Securities – Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders – None to report

Item 5. Other Information – None to report

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of First Capital Bancorp, Inc. (1)

3.2	Bylaws of First Capital Bancorp, Inc. (1)

31.1	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2007.

31.2	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2007.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2007.

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

First Capital Bancorp, Inc.

Date: August 13, 2007	By:	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President and Chief Executive Officer

	By:	/s/ William W. Ranson
William W. Ranson
Chief Financial Officer,
Treasurer and Secretary

Index of Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of First Capital Bancorp, Inc. (1)

3.2	Bylaws of First Capital Bancorp, Inc. (1)

31.1	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2007.

31.2	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2007.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2007.

(1)

Expressly incorporated by reference from the Company’s Report on Form 10-QSB filed with the Securities and Exchange Commission on November 13, 2006. The Exhibit number set forth above corresponds to the exhibit number in such Form 10-QSB.