Form 10QSB
period 2007-09-30
FIRST CAPITAL BANCORP, INC.
filed 2007-11-13
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from              to

FIRST CAPITAL BANCORP, INC.

(Name of Small Business Issuer in its charter)

Virginia	001-33543	11-3782033
(State or other jurisdiction of Incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

2,971,171 shares of Common Stock, par value $4.00 per share, were outstanding at November 9, 2007.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2007 and December 31, 2006

	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$6,983,584	$7,034,047
Short term debt securities	9,996,437	4,997,979

Total cash and cash equivalents	16,980,021	12,032,026

Investment securities:
Available for sale, at fair value	34,314,290	38,730,975
Restricted, at cost	2,958,739	2,389,139

Loans, net of allowance for losses	251,863,181	199,751,483
Premises and equipment, net	2,158,447	2,119,379
Accrued interest receivable	1,673,598	1,425,364
Deferred tax asset	211,866	308,503
Other assets	895,545	483,776

Total assets	$311,055,687	$257,240,645

LIABILITIES
Deposits
Noninterest-bearing	$35,300,837	$32,878,408
Interest-bearing	188,605,658	161,424,027

Total deposits	223,906,495	194,302,435

Accrued expenses and other liabilities	1,803,680	2,431,031
Securities sold under repurchase agreements	1,922,304	1,667,064
Federal funds purchased	7,088,000	6,026,000
Subordinated debt	7,155,000	7,155,000
Federal Home Loan Bank advances	35,000,000	30,000,000

Total liabilities	276,875,479	241,581,530

STOCKHOLDERS’ EQUITY
Common stock, $4.00 par value (authorized 5,000,000 shares; shares issued and outstanding, 2,968,921 at September 30, 2007 and 1,796,021 at December 31, 2006)	11,875,684	7,184,084
Additional paid-in capital	18,439,082	6,010,352
Retained earnings	3,989,451	2,776,277
Accumulated other comprehensive (loss), net of tax	(124,009)	(311,598)

Total stockholders’ equity	34,180,208	15,659,115

Total liabilities and stockholders’ equity	$311,055,687	$257,240,645

See notes to consolidated financial statements.

First Capital Bancorp Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income
Loans	$4,799,584	$3,487,726	$13,055,689	$9,540,174
Investments:
Taxable interest income	384,582	401,612	1,161,565	1,224,203
Tax exempt interest income	10,093	10,263	30,621	30,791
Dividends	35,472	28,448	98,214	82,464
Federal funds sold	49,576	114,824	257,636	158,813

Total interest income	5,279,307	4,042,873	14,603,725	11,036,445
Interest expense
Deposits	2,189,338	1,811,171	6,418,784	4,489,600
FHLB advances	289,778	244,311	810,387	756,484
Federal funds purchased	5,092	—	12,115	77,350
Subordinated debt and other borrowed money	147,040	51,220	435,652	137,110

Total interest expense	2,631,248	2,106,702	7,676,938	5,460,544
Net interest income	2,648,059	1,936,171	6,926,787	5,575,901
Provision for loan loss	185,700	55,000	437,700	284,300

Net interest income after provision for loan loss	2,462,359	1,881,171	6,489,087	5,291,601
Noninterest income
Fees on deposits	58,236	50,078	157,562	116,148
Fees on mortgage loans	40,045	—	135,025	—
Other	76,264	67,956	238,318	182,890

Total noninterest income	174,545	118,034	530,905	299,038

Noninterest expenses
Salaries and employee benefits	947,472	713,482	2,702,195	1,849,496
Occupancy expense	187,250	148,540	559,190	448,075
Data processing	131,570	101,978	390,788	320,134
Professional services	37,713	40,094	118,969	114,609
Virginia capital stock tax	99,000	39,500	189,000	114,000
Depreciation	83,054	81,486	252,530	233,431
Other expenses	380,776	261,740	946,846	726,618

Total noninterest expense	1,866,835	1,386,820	5,159,518	3,806,363
Net income before provision for income taxes	770,069	612,385	1,860,474	1,784,276
Income tax expense	269,000	208,000	647,300	602,000

Net income	$501,069	$404,385	$1,213,174	$1,182,276

Basic income per share	$0.17	$0.23	$0.54	$0.66

Diluted income per share	$0.17	$0.21	$0.53	$0.62

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Balance January 1, 2006	$7,184,084	$6,004,655	$1,205,058	$(424,183)	$13,969,614
Net income	—	—	1,182,276	1,182,276	1,182,276
Other comprehensive loss
Unrealized holding gain arising during period, (net of tax, $27,729)	—	—	—	53,827	53,827

Total comprehensive income				$1,236,103

Stock based compensation expense	—	1,503	—	—	1,503

Balance June 30, 2006	$7,184,084	$6,006,158	$2,387,334	$(370,356)	$15,207,220

Balance January 1, 2007	$7,184,084	$6,010,352	$2,776,277	$(311,598)	$15,659,115
Stock offering	4,691,600	13,781,575			18,473,175
Cost associated with stock offering	—	(1,396,330)	—	—	(1,396,330)

Net income	—	—	1,213,174	1,213,174	1,213,174
Other comprehensive loss
Unrealized holding gain arising during period, (net of tax, $96,637)	—	—	—	187,589	187,589

Total comprehensive income				$1,400,763

Stock based compensation expense	—	43,485	—	—	43,485

Balance at June 30, 2007	$11,875,684	$18,439,082	$3,989,451	$(124,009)	$34,180,208

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities
Net income	$1,213,174	$1,182,276
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	437,700	284,300
Depreciation of premises and equipment	252,530	233,431
Stock based compensation expense	43,485	1,503
Net amortization of bond premiums/discounts	10,787	24,735
Reduction in equity in VBA Investment Services, Inc.	—	1,900
Increase in other assets	(411,770)	(133,448)
(Increase) decrease in accrued interest receivable	(248,234)	30,706
(Decrease) increase in accrued expenses and other liabilities	(627,351)	78,422

Net cash provided by operating activities	670,321	1,703,825

Cash flows from investing activities
Proceeds from maturities and calls of securities	8,000,000	3,000,000
Proceeds from paydowns of securities available-for-sale	2,125,750	2,359,127
Purchase of Federal Reserve Stock	(300,900)	(5,950)
Purchase of securities available-for-sale	(5,435,625)	(2,998,158)
Purchase of FHLB Stock	(268,700)	(428,800)
Purchase securities in FCRV Statutory Trust 1	—	(155,000)
Purchases of property and equipment	(291,598)	(394,385)
Net increase in loans	(52,549,398)	(27,135,684)

Net cash used in investing activities	(48,720,471)	(25,758,850)

Cash flows from financing activities
Net increase in demand, savings and money market accounts	20,800,775	7,217,108
Net increase in certificates of deposit	8,803,285	28,519,490
Stock offering proceeds, net of related expenses	17,076,845	—
Advances from FHLB	15,000,000	7,000,000
FHLB advances called	(10,000,000)	—
Issuance of Junior Subordinated Debt	—	5,155,000
Increase (decrease) in Federal funds purchased	1,062,000	(10,270,000)
Net increase in repurchase agreements	255,240	827,846

Net cash provided by financing activities	52,998,145	38,449,444

Net increase in cash and cash equivalents	4,947,995	14,394,419
Cash and cash equivalents, beginning of period	12,032,026	10,181,623

Cash and cash equivalents, end of period	$16,980,021	$24,576,042

Supplemental disclosure of cash flow information
Interest paid during the period	$7,703,708	$5,385,887

Taxes paid during the period	$973,533	$1,138,670

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

In management’s opinion the accompanying consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2007 and December 31, 2006 and for the three months and nine months ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

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

The basic and diluted earnings per share calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (numerator, basic and diluted)	$501,069	$404,385	$1,213,174	$1,182,276
Weighted average number of shares outstanding (denominator)	2,952,301	1,796,021	2,226,782	1,796,021

Earnings per common share—basic	$0.17	$0.23	$0.54	$0.66

Effect of dilutive securities:
Weighted average number of shares outstanding	2,952,301	1,796,021	2,226,782	1,796,021
Effect of stock options	48,969	105,513	63,161	106,638

Diluted average shares outstanding (denominator)	3,001,270	1,901,534	2,289,943	1,902,659

Earnings per common share—assuming dilution	$0.17	$0.21	$0.53	$0.62

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

In January 2007, 15,775 options were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. These options vest over three years. In September 2007, 46,500 options were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. These options vest over two years. The stock based compensation expensed during the three months and nine months ended September 30, 2007 was $18,416 and $43,485 respectively, and is included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
		(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$24,426	$56	$87	$24,395
Mortgage-backed securities	9,066	14	164	8,916
Tax-exempt municipal bonds	1,009	—	6	1,003

	$34,501	$70	$257	$34,314

	December 31, 2006
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
		(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$26,977	$—	$272	$26,705
Mortgage-backed securities	11,215	5	210	11,010
Tax-exempt municipal bonds	1,011	5	0	1,016

	$39,203	$10	$482	$38,731

The unrealized losses in the portfolio as of September 30, 2007 are considered temporary and are a result of the current interest rate environment and not increased credit risk. The Company has the ability and intent to hold debt securities in an unrealized loss position for the foreseeable future.

Note 6 – Loans

Major classifications of loans are as follows:

	September 30, 2007	December 31, 2006

	Amount	Amount
	(Dollars in thousands)
Commercial	$38,365	$22,619
Real estate—residential	62,228	62,166
Real estate—commercial	72,120	63,062
Real estate—construction	78,488	51,450
Consumer	3,040	2,387

Total loans	$254,241	$201,684

Less:
Allowance for loan losses	2,248	1,834
Net deferred fees	130	99

Loans, net	$251,863	$199,751

A summary of the transactions affecting the allowance for loan losses follows:

Analysis of Allowance for Loan Losses

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	$2,062	$1,678	$1,834	$1,460
Provision for loan losses	186	55	438	284
Charge-offs	—	—	(24)	(11)
Recoveries	—	—	—	—

Ending balance	$2,248	$1,733	$2,248	$1,733

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period.	0.88%	0.95%	0.88%	0.95%

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other statements concerning opinions or judgment of the First Capital Bancorp, Inc. (the “Company”) and its management about future events. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, and consumer spending and savings habits. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

GENERAL

The Company was organized under the laws of the Commonwealth of Virginia as a bank holding company whose activities consist of an investment in its wholly-owned subsidiary, First Capital Bank (the “Bank”). The Bank is a Virginia state-chartered bank headquartered in Glen Allen, Virginia. A member of the Federal Reserve System, it began operations in late 1998. The Bank is a community oriented financial institution that offers a full range of banking and related financial services to small and medium-sized businesses, professionals and individuals located in its market area, which encompasses western Henrico County, Ashland, western City of Richmond, Chesterfield County and the City of Petersburg. The Bank’s goal is to provide its customers with high quality, responsive and technologically advanced banking services. In addition, the Bank strives to develop personal, knowledgeable relationships with its customers, while at the same time offering products comparable to statewide regional banks located in its market area. Management believes that the marketing of customized banking services has enabled the Bank it to establish a niche in the financial services marketplace in the Richmond metropolitan area.

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

The following discussion represents management’s discussion and analysis of the financial condition and results of operations for the Company as of September 30, 2007 and December 31, 2006 and for the three months and nine months ended September 30, 2007 and 2006. It should be read in conjunction with the financial statements included elsewhere herein.

SUMMARY OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Financial Condition Summary

September 30, 2007 as Compared to December 31, 2006

Total assets increased $53.8 million for the first nine months of 2007 to $311.0 million compared with $257.2 million at December 31, 2006. The 20.9% increase in total assets during the nine months ended September 30, 2007 resulted from the growth of our business and customer base and the closing of a public offering in which the Company issued 1,172,900 shares at $15.75. The Company increased its net worth by $17.1 million due to the stock offering. Net loans increased $52.1 million to $251.9 million at September 30, 2007, an increase of 26.0% over net loans of $199.8 million at December 31, 2006. Deposits increased $29.6 million to $223.9 million or 15.2% for the first nine months of 2007. Federal Home Loan Bank (“FHLB”) advances totaled $35.0 million at September 30, 2007, an increase of $5.0 million from year end 2006. Federal funds purchased increased $1.1 million from December 31, 2006 to $7.1 million at September 30, 2007.

As of September 30, 2007 and December 31, 2006, our regulatory capital levels exceeded those established for well-capitalized institutions.

Results of Operations

Comparison of the Three Months Ended September 30, 2007 and 2006

Net income for the three months ended September 30, 2007 increased to $501 thousand, or $0.17 per diluted share compared to $404 thousand for the three months ended September 30, 2006, or $0.21 per diluted share. The increase in net income was due primarily to growth and increases in the net interest margin of the Company. In addition, the Company closed a public offering in June of 1,020,000 shares at $15.75 and closed on the underwriters’ exercise of the over-allotment option consisting of an additional 152,900 shares at $15.75 in July, resulting in increases in the net worth of the Company totaling of $17.1 million

Net interest income increased by $712 thousand, or 36.8%, from $1.9 million in the third quarter of 2006 to $2.6 million in the third quarter of 2007. This increase in net interest income is a direct result of our growth in loans and deposits. Average net loans outstanding for the three months ended September 30, 2007 increased $57.4 million over the average net loans outstanding for the quarter ended September 30, 2006. Over the same period, average deposits increased $20.9 million. During the third quarter of 2007, the financial markets experienced significant turmoil, primarily resulting from the problems in the sub prime mortgage market. The Company has no exposure to the sub prime market as it neither owns nor originates any sub prime mortgage instruments. The turmoil resulted in the Federal Reserve’s decision to lower the federal funds target rate by 50 basis points during September. Although the Company has not realized the full impact of the rate cut, it was able to benefit from lower costs in funding opportunities during the quarter. Lower funding cost opportunities, significant loan growth and the closing of the Company’s public offering in June, including the exercise of the over-allotment option in July, contributed to continued improvement in the Company’s net interest margin during the third quarter, resulting in a net interest margin of 3.73% for the three ended September 30, 2007. The net interest margin increased 41 basis points for the three months ended September 30, 2007 as compared to 3.32% for the three months ended September 30, 2006. The yield on interest earning assets increased from 6.93% for the quarter ended September 30, 2006 to 7.44% for the quarter ended September 30, 2007. The cost of interest bearing liabilities increased 37 basis points from 4.35% for the quarter ended September 30, 2006 to 4.72% for the quarter ended September 30, 2007. Cost of deposits increased from 4.39% for the quarter ended September 30, 2006 to 4.71% for the quarter ended September 30, 2007. Money market accounts had the largest increase in interest expense. Money market accounts increased 86 basis points with the introduction of the Capital Reserve Account which is tied to federal funds rate less 25 basis points.

Noninterest income was $175 thousand for the third quarter, compared to $118 thousand for the third quarter of 2006. Fees on mortgage loans originated for others were $40 thousand for the third quarter of 2007. This is a new product which the Company did not offer during the three months ended September 30, 2006. Fees on deposits continue to increase as deposits grow and additional services are added. Fees on deposits accordingly increased 16.3% for the quarter to $58 thousand as compared $50 thousand for the third quarter of 2006.

Noninterest expense increased $480 thousand or 34.6% for the three months ended September 30, 2007 to $1.9 million as compared to $1.4 million for the same period in 2006. The majority of the increase is attributable to the expanded branch franchise and the key additions to the lending team in the first quarter of 2007. Consequently, the largest increases in noninterest expense occurred in salaries and employee benefits of $234 thousand for the three months ended September 30, 2007 as compared to the comparable periods in 2006. With the addition of two new branches since September 30, 2006, occupancy expense increased $39 thousand for the quarter ended September 30, 2007. The Virginia capital stock tax increased 150.6% to $99 thousand for the three months ended September 30, 2007 due to the infusion of capital into the Bank.

Provision for loan losses increased from $55 thousand for the third quarter of 2006 to $186 thousand for the three months ended September 30, 2007 primarily due to volume increases. Loan quality continues to remain strong. Delinquent loans at September 30, 2007, more than 30 days but less than 89 days, totaled $162 thousand. One relationship totaling $1.1 million was more than 90 days contractually delinquent but was not on nonaccrual status. The collateral properties were under contract with a nonrefundable $100 thousand deposit held by the Company. The related sales transaction subsequently settled in October 2007 and the Company was paid-off in full. The allowance for loan losses totaled $2.2 million at September 30, 2007.

Net interest income

Net interest income represents our principal source of earnings. Net interest income is the amount by which interest generated from earning assets exceeds the expense of funding those assets. Changes in volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income

Earning assets consist primarily of loans, investment securities and other investments. Interest-bearing liabilities consist principally of deposits, FHLB advances and other borrowings. During September 2007, the Board of Governors of the Federal Reserve decreased short-term interest rates by .50% after increasing short-term rates 3.00% in twelve 25 basis point increases starting in January 1, 2005.

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables were calculated using daily average balances.

Average Balance Sheets

(Dollars in thousands)

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Average Balance	Interest Income/ Expense	Annualized Yield Rate	Average Balance	Interest Income/ Expense	Annualized Yield Rate
Earning Assets:
Loans, net of unearned income	$239,731	$4,800	7.94%	$182,370	$3,488	7.59%
Investment securities:
U.S. Agencies	25,140	282	4.45%	25,017	274	4.35%
Mortgage backed securities	9,434	102	4.30%	12,280	128	4.14%
Municipal securities	1,010	10	3.97%	1,012	10	3.96%
Other investments	2,365	35	5.95%	1,940	28	5.81%

Total investment securities	37,949	429	4.50%	40,249	440	4.34%

Federal funds sold	3,967	50	4.96%	8,740	115	5.21%

Total interest earning assets	281,647	$5,279	7.44%	231,359	$4,043	6.93%

Cash and cash equivalents	5,914			5,480
Allowance for loan losses	(2,168)			(1,726)
Other assets	4,294			2,903

Total assets	$289,687			$238,016

Interest bearing liabilities:
Interest checking	$8,689	$30	1.37%	$6,617	$9	0.51%
Money market deposit accounts	49,229	527	4.25%	24,577	210	3.39%
Statement savings	834	3	1.52%	697	3	1.54%
Certificates	125,837	1,629	5.14%	131,822	1,590	4.79%

Total deposits	184,589	2,189	4.71%	163,713	1,812	4.39%

Federal funds purchased	438	5	4.62%	—	—	—
Repo agreements	2,029	22	4.24%	919	10	4.32%
Subordinate debt	7,155	125	6.95%	2,560	41	6.35%
FHLB Advances	27,065	290	4.25%	25,000	244	3.88%

Total interest bearing liabilities	221,276	$2,631	4.72%	192,192	$2,107	4.35%

Noninterest-bearing sources:
Noninterest-bearing deposits	32,072			28,540
Other liabilities	2,843			2,585
Shareholders’ equity	33,496			14,699

Total liabilities and stockholders’ equity	$289,687			$238,016

Net interest income		$2,648			$1,936

Interest spread—average yield on interest earning assets, less average rate on interest bearing liabilities			2.72%			2.58%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.73%			3.32%

Ratio of average interest earning assets to average interest-bearing liabilities			127.28%			120.38%

Results of Operations

Comparison of the Nine Months Ended September 30, 2007 and 2006

Net income for the nine months ended September 30, 2007 increased $31 thousand to $1.2 million, or $0.53 per diluted share. Net income for the nine months ended September 30, 2007 was negatively impacted by the additional costs associated with the growth of the bank which includes the opening and staffing of two new branches, one in the third quarter of 2006, and one in the first quarter of 2007, coupled with the hiring in the first quarter of 2007 of a Private Client Group Leader and a Business Banking Group Leader, both of whom have established relationships in the Richmond market.

Net interest income increased by $1.4 million, or 24.2%, from $5.6 million for the nine months ended September 30, 2006 to $6.9 million for the same period in 2007. This increase in net interest income is a direct result of our growth in loans and deposits and the Company’s public stock offering which netted $17.1 million in cash. Average net loans outstanding for the nine months ended September 30, 2007 increased $48.9 million over the average net loans outstanding for the comparable period in 2006. Over the same period, average deposits increased $33.6 million and Trust Preferred Securities as subordinated debt increased $5.0 million. The net interest margin increased 7 basis points for the nine months ended September 30, 2007 to 3.49% as compared to 3.42% for the comparable period in 2006. The yield on interest earning assets increased from 6.77% for the nine months ended September 30, 2006 to 7.36% for the nine months ended September 30, 2007. The cost of interest bearing liabilities increased 66 basis points from 4.06% for 2006 period to 4.72% for the comparable period in 2007. Cost of deposits increased from 4.03% for the three quarters ended September 30, 2006 to 4.70% for the three quarters ended September 30, 2007. Money market accounts had the largest increase in interest expense as they increased 142 basis points with the introduction of the Bank’s Capital Reserve Account which is tied to federal funds rate less 25 basis points.

Noninterest income increased by $232 thousand, or 77.5%, from $299 thousand for the nine months ended September 30, 2006 to $531 thousand in the comparable period of 2007. This increase in noninterest income is attributable to increases in service charges and fees on deposits and loans, and fees on mortgage loans which began in the fourth quarter of 2006.

Noninterest expense increased $1.4 million, or 35.6%, from $3.8 million for the nine months ended September 30, 2006 to $5.2 million in the comparable period in 2007. This increase in noninterest expense is primarily attributable to the growth and expansion of the Company, with the addition of two new branches, staffing for those branches and the hiring of two key lending personnel in the first quarter of 2007. Accordingly, the largest increases in noninterest income occurred in salaries and employee benefits of $853 thousand, $111 thousand in occupancy and $75 thousand in Virginia capital stock tax. The increase in Virginia capital stock tax is the result of additional equity in the Bank.

The provision for loan losses increased 54.0% from $284 thousand for the first nine months of 2006 to $438 thousand for the comparable period in 2007. This increase reflects the growth of the loans outstanding at September 30, 2007 as compared to September 30, 2006.

Net interest income

Net interest income represents the Company’s principal source of earnings. Net interest income is the amount by which interest generated from earning assets exceeds the expense of funding those assets. Changes in volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income

Earning assets consist primarily of loans, investment securities and other investments. Interest-bearing liabilities consist principally of deposits, FHLB advances and other borrowings

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables were calculated using daily average balances.

Average Balance Sheets

(Dollars in thousands)

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Average Balance	Interest Income/ Expense	Annualized Yield Rate	Average Balance	Interest Income/ Expense	Annualized Yield Rate
Earning Assets:
Loans, net of unearned income:	$221,400	$13,056	7.88%	$172,539	$9,540	7.39%
Investment securities:
U.S. Agencies	23,950	835	4.66%	25,089	825	4.40%
Mortgage backed securities	10,201	326	4.27%	13,080	399	4.08%
Municipal securities	1,010	31	4.05%	1,013	31	4.06%
Other investments	2,195	98	5.98%	1,932	82	5.67%

Total investment securities	37,356	1,290	4.62%	41,114	1,337	4.35%

Federal funds sold	6,685	258	5.16%	4,203	159	5.06%

Total earning assets	265,441	$14,604	7.36%	217,856	$11,036	6.77%

Cash and cash equivalents	5,625			5,745
Allowance for loan losses	(2,046)			(1,632)
Other assets	4,142			2,709

Total assets	$273,162			$224,678

Interest bearing liabilities:
Interest checking	$8,205	$63	1.03%	$6,445	$24	0.51%
Money market deposit accounts	43,263	1,348	4.17%	23,076	474	2.75%
Statement Savings	900	10	1.53%	620	7	1.54%
Certificates	130,088	4,998	5.14%	118,762	3,984	4.48%

Total deposits	182,456	6,419	4.70%	148,903	4,489	4.03%

Federal funds purchased	325	12	4.99%	2,095	77	4.91%
Repo agreements	1,895	63	4.45%	1,026	33	4.26%
Subordinated debt	7,155	373	6.96%	2,189	104	6.38%
FHLB Advances	25,685	810	4.22%	25,597	757	3.95%

Total interest bearing liabilities	217,516	$7,677	4.72%	179,810	$5,460	4.06%

Noninterest-bearing sources:
Noninterest-bearing deposits	30,268			29,183
Other liabilities	2,722			1,295
Shareholders’ equity	22,656			14,390

Total liabilities and shareholders’ equity	$273,162			$224,678

Net interest income		$6,927			$5,576

Interest spread - average yield on interest earning assets, less average rate on interest bearing liabilities			2.64%			2.71%

Annualized net interest margin (net interest income expressed as percentage of average earning assets)			3.49%			3.42%

Ratio of average interest earning assets to average interest-bearing liabilities			122.03%			121.16%

Loan Portfolio

The following table presents the composition of the loan portfolio at the dates indicated:

	September 30, 2007		December 31, 2006
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Commercial	$38,365	15.09%	$22,619	11.22%
Real estate - residential	62,228	24.48%	62,166	30.82%
Real estate - commercial	72,120	28.37%	63,062	31.27%
Real estate - construction	78,488	30.87%	51,450	25.51%
Consumer	3,040	1.20%	2,387	1.18%

Total loans	$254,241	100.00%	$201,684	100.00%

Less:
Allowance for loan losses	2,248		1,834
Net deferred fees	130		99

Loans, net	$251,863		$199,751

Allowance for loan losses

The allowance for loan losses at September 30, 2007 was $2.2 million, compared to $1.7 million at September 30, 2006. The ratio of the allowance for loan losses to gross portfolio loans was 0.88% at September 30, 2007 as compared to 0.95% at September 30, 2006. At September 30, 2007, the Company had one foreclosed single family real estate property non-performing asset valued at $154 thousand. Delinquent loans at September 30, 2007, more than 30 days but less than 89 days, totaled $162 thousand. One relationship totaling $1.1 million was more than 90 days contractually delinquent but was not on nonaccrual status. The collateral properties were under contract with a nonrefundable $100 thousand deposit held by the Company. The related sales transaction subsequently settled in October 2007 and the Company was paid-off in full. At September 30, 2006, there were no non-performing loans or assets. The amount of the allowance for loans losses is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, loan concentrations, historical loan loss experience, delinquency trends and assessment of present and anticipated economic conditions.

The following table presents activity in the allowance for loan losses for the periods indicated:

Analysis of Allowance for Loan Losses

(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Beginning balance	$1,834	$1,460
Provision for loan losses	438	284
Charge-offs	(24)	(11)
Recoveries	—	—

Ending balance	$2,248	$1,733

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period.	0.88%	0.95%

Deposits

Total deposits increased by $29.6 million, or 15.2% for the first nine months of 2007 as compared to an increase of $35.7 million, or 22.0%, for the first nine months of 2006. During the first nine months of 2007, the increase in deposits occurred primarily in interest-bearing accounts which increased by $27.2 million, or 16.8%. Certificates of deposit increased by $8.8 million, money market and savings increased by $15.8 million and NOW accounts increased by $2.5 million and noninterest-bearing demand deposits increased by $2.4 million.

The mix of our deposits continues to be weighted toward certificates of deposit which represent 58.2% of our total deposits as of September 30, 2007. Certificates of deposit as a percentage of total deposits were 62.5% at December 31, 2006 and 65.1% at September 30, 2006. Recent efforts to lessen the dependency on high cost certificates of deposit have resulted in the decrease in the percentage of certificates of deposits to total deposits. Money market accounts, with a lower cost of interest, and noninterest bearing demand deposits have replaced the higher cost certificates of deposit.

The average cost of interest-bearing deposits for the nine months ended September 30, 2007 and 2006 was 4.70% and 4.03%, respectively. This increase in our average cost of interest-bearing deposits is attributable to the overall increase in interest rates resulting from the actions by the Federal Reserve to increase short-term rates. Existing certificates of deposit during the first two quarters of 2007 continued to roll up to current market rates. As rates have been steady for most of the last quarter, it is anticipated that the increase in average interest-bearing deposits will continue to abate. The Federal Reserve lower the federal funds target rate by 50 basis points during September 2007 which will positively impacted the Company’s cost of deposits.

Borrowings

The Company uses borrowings to supplement deposits when they are available at a lower overall cost than is available from retail deposits and to assist in asset liability management.

Subordinated debt totaled $7.2 million as of September 30, 2007 and 2006. $5.2 million in subordinated debt was issued as Trust Preferred Capital Notes in September 2006. The Trust Preferred Capital Notes issued in September 2006 may be included in Tier 1 capital for regulatory adequacy determination purposes; however the Trust Preferred Capital Notes may not constitute more than 25% of Tier 1 capital after its inclusion. The portion of subordinated debt not considered as Tier 1 capital may be included in Tier 2 capital. The $2.0 million in subordinated debt issued in December 2005, qualifies as Tier 2 capital only.

As of September 30, 2007, the Company had borrowed $35.0 million from the FHLB of Atlanta, an increase of $5.0 million from December 31, 2006. The advances have an average interest rate of 4.22% and are callable in one to five years with a final maturity of five to ten years. The proceeds were used to fund loan growth. The FHLB advances are secured by our residential and commercial mortgage loans and the pledge of our FHLB stock.

We have $1.9 million outstanding under securities sold under repurchase agreements as of September 30, 2007 compared to $1.7 million as of December 31, 2006. These agreements are generally corporate cash management accounts for our larger corporate depositors. These agreements are settled on a daily basis and the securities underlying the agreements remain under the bank’s control.

Capital Resources

On June 19, 2007, the Company closed on a stock offering of 1,020,000 shares of common stock in a public offering at $15.75 per share. On July 11, 2007 the underwriters exercised the over-allotment option for an additional 152,900 shares at $15.75 per share. After expenses, the Company increased its net worth by $17.1 million as a result of these two transactions.

During the third quarter of 2006, the Company issued $5.2 million in Trust Preferred Capital Notes. The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy; however, the Trust Preferred Capital Notes may not constitute more than 25% of Tier 1 capital after its inclusion.

Stockholders’ equity at September 30, 2007 was $34.2 million, compared to $15.7 million at December 31, 2006. The $18.5 million increase in equity during the first nine months of 2007 was due to net income of $1.2 million, the sale of 1,172,900 shares of stock which increased stockholders’ equity by $17.1 million after expenses and an $188 thousand decrease in net unrealized losses on securities available-for-sale.

The Company’s current capital position meets the definition of a well-capitalized institution. The following table presents the capital ratios at the dates indicated:

Capital Ratios

	September 30, 2007	December 31, 2006	Well Capitalized Requirement
Capital ratios
Tier 1 risk-based capital ratio	13.12%	10.39%	6.00%

Total risk-based capital ratio	14.72%	12.28%	10.00%

Leverage ratio	12.00%	8.80%	5.00%

Off Balance Sheet Arrangements and Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At September 30, 2007 and December 31, 2006, pre-approved but unused lines of credit for loans totaled approximately $120.3 million and $118.4 million, respectively. In addition, we had $6.9 million and $3.5 million in financial and performance standby letters of credit at September 30, 2007 and December 31, 2006, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

Liquidity

Liquidity provides the Company with the ability to meet normal deposit withdrawals, while also providing for the credit needs of our customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2007, cash and cash equivalents totaled $17.0 million. Investment securities available for sale and not pledged totaled $19.1 million, for a total of 11.6% of total assets, which we believe is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including lines of credit, purchase of federal funds, term loans through the FHLB and correspondent banks.

Interest Rate Sensitivity

The most important element of asset/liability management is the monitoring of the Company’s sensitivity to interest rate movements. The Company’s income stream is subject to risk resulting from interest rate fluctuations to the extent there is a difference between the amount of the Company’s interest earning assets and the amount of interest bearing liabilities that are prepaid, mature or reprice in specific periods. The Company’s goal is to maximize net interest income within acceptable levels of risk to changes in interest rates. We seek to meet this goal by influencing the maturity and re-pricing characteristics of the various lending and deposit taking lines of business and by managing discretionary balance sheet asset and liability portfolios.

The data in the following table reflects repricing or expected maturities of various assets and liabilities at September 30, 2007. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

	September 30,
	1 to 90 Days	90 Days to 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning Assets:
Gross loans	$108,783	$17,599	$43,728	$54,981	$29,149	$254,240
Investment securities	14,074	5,636	14,704	3,010	6,887	44,311

Total rate sensitive assets	$122,857	$23,235	$58,432	$57,991	$36,036	$298,551

Cumulative totals	$122,857	$146,092	$204,524	$262,515	$298,551

Interest-Bearing Liabilities:
Interest checking	$—	$—	$4,500	$4,441	$—	$8,941
Money market accounts	36,653	8,200	3,679	—	—	48,532
Savings deposits	—	—	828	—	—	828
Certificates of deposit	26,316	63,876	25,222	14,890	—	130,304
Federal funds purchased	7,088	—	—	—	—	7,088
FHLB borrowing and subordinated debt	5,155	15,000	20,000	2,000	—	42,155
Other liabilities	1,922	—	—	—	—	1,922

Total rate sensitive liabilities	$77,134	$87,076	$54,229	$21,331	$—	$239,770

Cumulative totals	$77,134	$164,210	$218,439	$239,770	$239,770

Interest sensitivity gap	$45,723	$(63,841)	$4,203	$36,660	$36,036

Cumulative interest sensitivity gap	$45,723	$(18,118)	$(13,915)	$22,745	$58,781

Cumulative interest sensitive gap as a percentage of earning assets	15.3%	-6.1%	-4.7%	7.6%	19.7%

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

Item 1. Legal Proceedings – None to report

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3. Defaults Upon Senior Securities – Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Bank held its 2007 Annual Meeting of Stockholders on Wednesday, August 15, 2007 at 10:00 a.m. at the Virginia Bankers Association, 4490 Cox Road, Glen Allen, Virginia.

There were 2,153,454 shares represented in person or by proxy, which represented 76.5% of the outstanding shares. There was a quorum for all purposes.

The shareholders were asked to vote on the election of four directors of the Company to serve until the 2010 Annual Meeting of Stockholders, to approve amendments to the First Capital Bancorp 2000 Stock Option Plan to (a) increase the authorized number of shares reserved for issuance by 105,000 shares and (b) provide that employees of any subsidiaries of First Capital Bancorp, Inc. are eligible for grants under the plan, and to ratify the appointment of Cherry, Bekaert & Holland, L.L.P. as the independent registered public accountant for the Company for the year ended December 31, 2007.

The votes cast for or withheld for the election of directors were as follows:

Name	For	Withheld
P. C. Amin	2,091,650	61,804
Yancey S. Jones	2,091,050	62,404
Joseph C. Stiles	2,091,650	61,804
Richard W. Wright	2,092,400	61,054

The votes cast for the approval of amendments to the First Capital Bancorp 2000 Stock Option Plan were as follows:

	For	Against	Abstained	Broker Non Votes
Votes	1,540,666	128,368	13,637	470,783
The votes cast for to ratify the appointment of Cherry, Bekaert & Holland, and L.L.P. as the independent registered public accountant were as follows:
	For	Against	Abstained
Votes	2,140,742	2,900	9,812

Item 5. Other Information – None to report

Item 6. Exhibits

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation of First Capital Bancorp, Inc. (1)

3.2	Bylaws of First Capital Bancorp, Inc. (1)

31.1	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.

31.2	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.

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

First Capital Bancorp, Inc.

Date: November 9, 2007	By:	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President and Chief Executive Officer

	By:	/s/ William W. Ranson
William W. Ranson
Chief Financial Officer,
Treasurer and Secretary

Index of Exhibits

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation of First Capital Bancorp, Inc. (1)

3.2	Bylaws of First Capital Bancorp, Inc. (1)

31.1	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.

31.2	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.

(1)

Expressly incorporated by reference from the Company’s Report on Form 10-QSB filed with the Securities and Exchange Commission on November 13, 2006. The Exhibit number set forth above corresponds to the exhibit number in such Form 10-QSB.