Form 10KSB
period 2007-12-31
FIRST CAPITAL BANCORP, INC.
filed 2008-03-26
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 001-33543

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

Common Stock, $4.00 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State issuer’s revenues for its most recent fiscal year: $21,165,334.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed based on a sale price of $12.62 for the Bank’s common stock on March 18, 2008 is approximately $30,796,000.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,971,171 Shares of Common Stock, $4.00 par value

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

FIRST CAPITAL BANCORP, INC.

FORM 10-KSB

Fiscal Year Ended December 31, 2007

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

We continue to experience growth in both assets and profitability. As of December 31, 2007, we had assets of $351.9 million, a $94.6 million, or 36.8%, increase from December 31, 2006. This followed an increase in assets during 2006 of 22.8% over our December 31, 2005 balance of $209.5 million. For 2007, our net income was $1.7 million, an increase of 10.9% compared to our net income for 2006. Our earnings per diluted share for 2007 were $0.71 compared to $0.83 and $0.70 for 2006 and 2005, respectively.

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

First Capital Bank, a Virginia banking corporation headquartered in Glen Allen, Virginia, was incorporated under the laws of the Commonwealth of Virginia as a state-chartered bank in 1997. The bank is a member of the Federal Reserve System and began banking operations in late 1998. The bank is a community oriented financial institution that offers a full range of banking and related financial services to small and medium-sized businesses, professionals and individuals located in its market area. This market area consists of the Richmond, Virginia metropolitan area, with a current emphasis on western Henrico County, Chesterfield County, the City of Richmond, the Town of Ashland, and the surrounding vicinity. The bank’s goal is to provide its customers with high quality, responsive and technologically advanced banking services. In addition, the bank strives to develop personal, knowledgeable relationships with its customers, while at the same time it offers products comparable to those offered by larger banks in its market area. We believe that the marketing of customized banking services has enabled the bank to establish a niche in the financial services marketplace in the Richmond metropolitan area.

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

Business Strategy

Hire experienced, local bankers. Our strategy has revolved around the hiring of experienced, local banking professionals and relationship managers to originate loans and deposits, call on customers and lead our branches. These officers have been able to attract customers with which they have built relationships over the years, typically allowing the officers to enhance our deposit and loan production immediately. We currently have 13 commercial loan officers who have an average of 19 years of experience in the Richmond metropolitan banking market and have operated in our market area through a wide range of economic cycles and lending market conditions. We intend to continue to grow and build our franchise by hiring experienced local lenders and other bankers. We recently enhanced our market presence by hiring additional lenders in the private banking, business lending and construction lending arenas.

Continue the growth of our delivery system. Due to the economic growth in the Richmond metropolitan area and the consolidation of our local competitors, management believes that continued expansion of our delivery system will contribute to long-term growth and increased value. Accordingly, we expect to continue to open branches in the Richmond metropolitan area and anticipate that we will open one to two additional branches each year over the next five years, with the goal of having a total of

10 to 12 branches open at the end of this time frame. In the past twelve months, we opened our James Center office. The James Center office is located in the heart of downtown Richmond’s financial and professional district, strategically placing us within a significant core of clients and prospects uniquely suited for the expansion of our Private Client Group.

A principal component of this expansion program has been to identify attractive locations for opening new branches that either complement our existing branch system, provide access to new customers within our market area or strategically match the addition of a key lender/leader to our team (as was the case with the James Center Office). We believe that the demographics and growth characteristics of the Richmond metropolitan area should also provide significant opportunities for us to continue to grow loan and deposit relationships within our existing branch network. We complement this branch network with free online banking services (for businesses and individuals), our remote deposit initiative and our business courier service. During January 2008, we purchased land across for our leased Innsbrook Office to relocate that office to a free standing building. Construction began in March 2008 and is estimated to be completed in the third quarter of 2008 at a cost including land of approximately $2.8 million. Also in January 2008, we entered into a contract to purchase land in Chesterfield County need Route 288 for a future branch location for $1.9 million.

Diversify our product and service offerings with the goal of increasing our non-interest income. The strength of the Richmond metropolitan area has allowed us to more effectively realize contributions to earnings from non-interest sources, primarily document preparation fees, monthly core deposit service charges and origination fees from our mortgage operations. We would expect our fees in these areas to grow significantly in 2008 and beyond. In particular, monthly core deposit service charges should see a material increase given our aggressive commitment to capturing small to medium-sized business deposits through our 2008 remote deposit initiative and our recent key hires in the Private Client Group and Business Banking arenas. We are becoming increasingly sophisticated in our ability to analyze customer relationships, which improves our ability to recognize opportunities to offer additional products and services that will expand these relationships and our non-interest income. We also expect to continue to grow non-interest income from the sale of investment products and services through First Capital Investment Group and in association with BI Investments, LLC, a registered brokerage firm formed as a joint venture with other Virginia based community banks.

Maintain our excellent asset quality. While our loan portfolio has experienced rapid growth, we have consistently maintained excellent asset quality. We believe that our strong asset quality is the result of a stable local economy, prudent underwriting standards, effective lending processes, timely follow-up on delinquencies, and the experience of our loan officers. We have the unique advantage of having four former Senior Lending Officers within our lending ranks, each having their own distinct market expertise. At December 31, 2007, we had one nonaccrual loan in the amount of $50,000 and no ninety-day past due loans. The nonaccrual loan has an SBA $25,000 guarantee and no loss is anticipated. We have also experienced minimal net charge offs over the last five years. Sound asset quality will always remain one of our strategic business objectives.

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

Employees

As of March 20, 2008, we had a total of 69 full time equivalent employees. We consider relations with our employees to be excellent. Our employees are not represented by a collective bargaining unit.

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

In the normal course of business, we make various commitments and incur certain contingent liabilities that are disclosed but not reflected in our annual financial statements including commitments to extend credit. At December 31, 2007, commitments to extend credit totaled $147.4 million.

Construction Lending

We make local construction and land acquisition and development loans. Residential houses and commercial real estate under construction and the underlying land secure construction loans. At December 31, 2007, construction, land acquisition and land development loans outstanding were $79.1 million, or 26.6% of total loans. These loans are concentrated in our local markets. The average life of a construction loan is less than one year. Because the interest rate charged on these loans usually floats with the market, these loans assist us in managing our interest rate risk. Construction lending entails significant additional risks, compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the value of the building under construction is only estimable when the loan funds are disbursed. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 80% of appraised value in addition to analyzing the creditworthiness of the borrowers. We also obtain a first lien on the property as security for construction loans and typically require personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than loans secured by real property but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. We have a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2007, commercial loans totaled $44.4 million, or 14.9% of the total loan portfolio.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in our market area including commercial buildings and offices, recreational facilities, small shopping centers, churches and hotels. At December 31, 2007, commercial real estate loans totaled $86.3 million, or 29.1% of our total loans. We may lend up to 80% of the secured property’s appraised value. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economic environment. Our commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we typically require personal guarantees or endorsements of the borrowers’ principal owners. In addition, we carefully evaluate the location of the security property.

Residential Real Estate Lending

Residential one-to-four mortgage loans at December 31, 2007, accounts for $83.0 million, or 28.0% of our total loan portfolio. Residential first mortgage loans represent $47.3 million or 56.9% of total residential real estate loans. Land loans represent $18.0 million or 21.7% of total residential real estate loans. Multifamily and home equity loans represent $4.1 million and $9.1 million, respectively, and junior liens account for $4.6 million of total residential real estate loans.

All residential mortgage loans originated by us contain a “due-on-sale” clause providing that we may declare the unpaid principal balance due and payable upon sale or transfer of the mortgaged premises. In connection with residential real estate loans, we require title insurance, hazard insurance and if required, flood insurance. We do not require escrows for real estate taxes and insurance.

Consumer Lending

We offer various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, boat loans, deposit account loans, installment and demand loans and credit cards. At December 31, 2007, we had consumer loans of $4.1 million or 1.4% of total loans. Such loans are generally made to customers with whom we have a pre-existing relationship. We currently originate all of our consumer loans in our market area.

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

As of December 31, 2007, we and First Capital Bank both exceeded all capital requirements under all applicable regulations.

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

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any non-personal time deposits at an institution. For net transaction accounts in 2007, the first $7.8 million, the same amount as in 2006, will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction accounts over $7.8 million up to and including $40.5 million, also the same amount as in 2006. A 10% reserve ratio will be applied above $40.5 million. These percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

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

On January 11, 2008, the Company closed on approximately .83 acres at the intersection of West Broad Street and Dominion Boulevard in Henrico County as a replacement for its Innsbrook Branch. The total purchase price was $1.5 million. Construction commenced in March 2008 and is scheduled to be completed in August 2008. On January 31, 2008, the Company entered into an agreement to purchase approximately 1.18 acres near the intersection of Route 288 and Midlothian Turnpike in Chesterfield County as a future branch site. The total purchase price is $1.9 with a closing scheduled for March 2008.

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

The following table shows high and low sale prices for our common stock, as reported to us, for the periods indicated.

	High	Low
2006
1st Quarter	$20.00	$16.66
2nd Quarter	20.00	16.25
3rd Quarter	18.50	17.50
4th Quarter	18.10	17.95
2007
1st Quarter	$20.00	$16.80
2nd Quarter	17.50	15.50
3rd Quarter	16.00	12.00
4th Quarter	14.75	11.00

The foregoing transactions may not be representative of all transactions during the indicated periods or of the actual fair market value of our common stock at the time of such transaction due to the infrequency of trades and the limited market for our common stock.

As of March 19, 2008, there were approximately 703 shareholders of record of our common stock.

Effective December 28, 2005, First Capital Bank completed a three-for-two stock split with respect to the outstanding shares of its common stock. The information set forth in this Report on Form 10-KSB regarding common stock reflects the changes resulting from the stock split.

SUMMARY FINANCIAL INFORMATION

The following consolidated summary sets forth our selected financial data for the periods and at the dates indicated. The selected financial data for fiscal years have been derived from our audited financial statements for each of the five years that ended December 31, 2007, 2006, 2005, 2004 and 2003. You also should read the detailed information and the financial statements for all of such periods included elsewhere in this Report on Form 10-KSB.

	At or for the Fiscal Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except ratios and per share amounts)
Income Statement Data:
Interest income	$20,356	$15,263	$10,533	$6,740	$5,164
Interest expense	10,563	7,691	4,134	2,388	2,235

Net interest income	9,793	7,572	6,399	4,352	2,929
Provision for loan losses	676	404	408	346	250

Net interest income after provision for loan losses	9,117	7,168	5,991	4,006	2,679
Noninterest income	809	465	272	270	284
Noninterest expense	7,259	5,261	4,293	3,406	2,590

Income before income taxes	2,667	2,372	1,970	870	373
Income tax expense (benefit)	925	801	664	296	127

Net income	$1,742	$1,571	$1,306	$574	$246

Per Share Data: (1)
Basic earnings per share	$0.72	$0.87	$0.73	$0.32	$0.17
Diluted earnings per share	$0.71	$0.83	$0.70	$0.31	$0.16
Book value per share	$11.73	$8.72	$7.78	$7.23	$6.19
Balance Sheet Data:
Assets	$351,867	$257,241	$209,529	$152,647	$115,148
Gross loans, net of unearned income	$296,723	$201,585	$156,062	$108,698	$72,641
Deposits	$255,108	$194,302	$162,388	$128,658	$104,726
Shareholders’ equity	$34,859	$15,659	$13,970	$12,990	$9,234
Average shares outstanding, basic	2,414	1,796	1,796	1,796	1,488
Average shares outstanding, diluted	2,471	1,889	1,860	1,849	1,530
Selected Performance Ratios
Return on average assets	0.61%	0.69%	0.72%	0.42%	0.23%
Return on average equity	6.80%	10.74%	9.69%	5.87%	2.67%
Efficiency ratio	68.47%	65.46%	64.35%	73.69%	80.61%
Net interest margin	3.54%	3.41%	3.68%	3.39%	2.84%
Equity to assets	9.91%	6.09%	6.67%	8.51%	8.02%
Tier 1 risk-based capital ratio	12.98%	10.39%	9.13%	12.46%	12.01%
Total risk-based capital ratio	14.44%	12.28%	11.36%	13.51%	12.42%
Leverage ratio	12.50%	8.80%	6.98%	8.74%	7.86%
Asset Quality Ratios:
Non-performing loans to period-end loans	0.02%	0.06%	0.00%	0.00%	0.01%
Non-performing assets to total assets	0.01%	0.05%	0.00%	0.00%	0.01%
Net loan charge-offs (recoveries) to average loans	0.01%	0.02%	0.02%	0.00%	0.11%
Allowance for loan losses to loans outstanding at end of period	0.84%	0.91%	0.94%	1.00%	1.01%

(1)	Amounts have been adjusted to reflect the three for two stock split on December 28, 2005.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations and financial condition, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

Overview

We are headquartered in Glen Allen, Virginia and conduct our primary operations through our wholly owned subsidiary, First Capital Bank (the “Bank”). Through its six full service branch offices and courier service, the bank serves the greater Richmond metropolitan area which includes the counties of Henrico, Chesterfield, and Hanover, the Town of Ashland and the City of Richmond, Virginia. We target small to medium-sized businesses and consumers in our market area and emerging suburbs outside of the greater Richmond metropolitan area. In addition, we strive to develop personal, knowledgeable relationships with our customers, while at the same time offering products comparable to statewide regional banks located in its market area. We believe that the marketing of customized banking services has enabled it to establish a niche in the financial services marketplace in the Richmond Metropolitan Area.

We generate a significant amount of our income from the net interest income earned by the bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. Interest expense is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses.

For the years ended December 31, 2007 and 2006, we continued to realize the benefit of high growth rates in both assets and net interest income. Our total assets increased to $351.9 million at December 31, 2007, compared to $257.2 million at December 31, 2006, representing an increase of $94.6 million or 36.8%. Our total assets of $257.2 million on December 31, 2006 increased 22.8% from our December 31, 2005 balance of $209.5 million.

Total net loans at December 31, 2007 were $294.2 million, an increase of $94.5 million, or 47.3%, from the December 31, 2006 amount of $199.8 million. For the year 2006, total loans increased $45.1 million or 29.2%. Loan growth of approximately $139.6 million for the two years ended December 31, 2007 was accomplished without sacrificing credit quality. Non-accrual loans totaled $50 thousand and $120 thousand at December 31, 2007 and 2006, respectively. Excluding nonaccrual loans, there were no loans delinquent 90 days or more at December 31, 2007 and at December 31, 2006. Additional lenders, a solid local economy and strong underwriting contributed to the superior loan quality and growth we experienced.

Deposits increased $60.8 million to $255.1 million at December 31, 2007 from the balance at December 31, 2006. Certificates of deposit increased $37.4 million or 30.8% and represent 62.3% of deposits with maturities ranging from six months to five years. Money market accounts and NOW accounts increased $19.7 million or 49.4% with the continued success of the Capital Reserve Account which has a variable rate tied to the stated Fed funds rate. Low cost demand deposits increased 11.1% or $3.7 million to $36.5 million at December 31, 2007. Over the twenty-four months ended December 31, 2007, prime changed seven times. For the period January 1, 2006 to June 29, 2007, prime increased four times in 25 basis points increments from 7.25% to 8.25%. From September 18, 2007 to December 31,

2007, prime decreased three times from 8.25% back to 7.25% in one 50 basis point drop and two 25 basis point decreases. The steady rise in short term interest rates over eighteen months of the last two years and the growth of interest bearing deposits resulted in the 37.9% increase in interest expense in 2007.

The net interest margin was 3.54% for the year ended December 31, 2007 compared to 3.41% for the same period in 2006. The increase is attributed to steady rise in shorter interest rates on deposits and borrowed money for most of the year ended December 31, 2007.

Total non-interest expense increased 38.0% or $2.0 million from $5.3 million for the year ended December 31, 2006 to $7.3 million for the year ended December 31, 2007. Additions to staff to support business development and retail branching contributed to the increase in salaries and employee benefits. Two experienced lenders were hired to support development of the construction division and loan origination function. Occupancy and depreciation expense increased as the result of the opening of the new Forest Office Park branch in the third quarter of 2006 and the James Center Branch in February 2007. The FDIC assessment increased as the result of changes in the computation of the premium. The Virginia bank franchise tax increased $112 thousand for the year ended December 31, 2007 as the result of increased investment in First Capital Bank by First Capital Bancorp, Inc. as a result of the stock offering during June 2007.

We remained well capitalized with capital ratios above the regulatory minimums. Asset quality measures also remained consistently strong throughout the year. The loan loss increased primarily due to loan growth.

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

First Capital Bank’s critical accounting policy relates to the evaluation of the allowance for loan losses which is based on management’s opinion of an amount that is adequate to absorb losses in the Bank’s existing portfolio. The allowance for loan losses is established through a provision for loan loss based on available information including the composition of the loan portfolio, historical loan losses (to the extent available due to limited history), specific impaired loans, availability and quality of the collateral, age of the various portfolios, changes in local economic conditions, loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Bank’s allowance for loan losses could result in material changes in its financial condition and results of operations. The Bank’s policies with respect to the methodology for determining the allowance for loan losses involve a high degree of complexity and require management to make subjective judgments that often require assumptions or estimates about certain matters. This critical policy and its assumptions are periodically reviewed with the Bank’s Board of Directors.

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

The amount of estimated impairment of individually evaluated loans and the range of estimated losses for groups of loans are added together for a total range of estimated loan losses. This range of estimated losses is compared to the allowance for loan losses of the Bank as of the evaluation date and, if the range of estimated losses is greater than the allowance, an additional provision to the allowance would be made. If the range of estimated losses is less than the allowance, the degree to which the allowance exceeds the range of estimated losses is evaluated to determine whether a reduction to the allowance would be necessary. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the consolidated financial statements.

Results of Operations

Net Income

Net income for the year ended December 31, 2007 increased 10.9% to $1.7 million from $1.6 million for the year ended December 31, 2006. Returns on equity and assets for the year ended December 31, 2007 were 6.80% and 0.61%, respectively, compared to 10.74% and 0.69% for the year ended December 31, 2006. The return on equity decreased as the result of the net increase in equity of $17.1 million due to the stock offering that was completed during 2007. Our continued focus on loan growth resulted in an increase in interest income. Interest on loans increased $5.1 million to $18.4 million for the year ended December 31, 2007, compared to $13.3 million for the comparable period in 2006. Operations have been impacted by increased funding costs due to the general increase in interest rates during 2007 and growth in total interest bearing liabilities. Total interest expense was $10.6 million for the year ended December 31, 2007, compared to $7.7 million for the year ended December 31, 2006.

For 2007, earnings per diluted share were $0.71 compared to $0.83 and $0.73 for 2006 and 2005, respectively. The weighted average shares outstanding increased by 618 thousand shares during 2007 as the result of the stock offering in June 2007.

The following table reflects an analysis of our net interest income using the daily average balance of our assets and liabilities as of the periods indicated.

	Year Ended December 31,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income	$233,808	$18,362	7.85%	$177,050	$13,263	7.49%
Investment securities:
U.S. Agencies	23,902	1,108	4.64%	25,307	1,125	4.45%
Mortgage backed securities	9,863	422	4.28%	12,702	521	4.10%
Municipal securities	1,010	41	4.03%	1,012	41	4.05%
Corporate bonds	226	13	5.64%	—	—	—
Other investments	2,379	144	6.08%	1,955	115	5.88%

Total investment securities	37,380	1,728	4.62%	40,976	1,802	4.40%
Federal funds sold	5,084	266	5.24%	3,884	198	5.10%

Total earning assets	$276,272	$20,356	7.37%	$221,910	$15,263	6.88%

Cash and cash equivalents	6,356			6,313
Allowance for loan losses	(2,128)			(1,666)
Other assets	4,326			2,018

Total assets	$284,826			$228,575

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest checking	$9,063	$96	1.06%	$6,666	$34	0.51%
Money market deposit accounts	44,698	1,798	4.02%	24,829	754	3.04%
Statement savings	883	13	1.53%	734	11	1.50%
Certificates of deposit	131,912	6,783	5.14%	119,838	5,505	4.59%

Total interest-bearing deposits	186,556	8,690	4.66%	152,067	6,304	4.15%

Fed funds purchased	1,624	79	4.86%	1,760	94	5.34%
Repurchase agreements	1,932	81	4.19%	1,041	46	4.42%
Subordinated debt	7,155	500	6.99%	3,440	227	6.60%
FHLB advances	28,348	1,213	4.28%	25,460	1,020	4.01%

Total interest-bearing liabilities	225,615	10,563	4.68%	183,768	7,691	4.19%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	32,119			27,783
Other liabilities	1,476			2,393

Total liabilities	33,595			30,176
Shareholders’ equity	25,616			14,631

Total liabilities and shareholders’ equity	$284,826			$228,575

Net interest income		$9,793			$7,572

Interest rate spread			2.69%			2.69%

Net interest margin			3.54%			3.41%

Ration of average interest earning assets to average interest-bearing liabilities			122.45%			120.76%

(1)	For purposes of these computations, nonaccrual loans are included in average loans.

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

Year ended December 31, 2007 compared to year ended December 31, 2006

Net interest income for the year ended December 31, 2007 increased 29.3% to $9.8 million from $7.6 million for the year ended December 31, 2006. The increase in net interest income resulted from a 13 basis point increase in the net interest margin from 3.41% for the year ended December 31, 2006 to 3.54% for the comparable period of 2007.

Average earning assets increased 24.5% to $276.2 million for 2007 from $221.9 million for 2006. Average loans, net of unearned income increased 32.1% for 2007 to $233.8 million. The average rate earned on net loans, increased 36 basis points to 7.85% from 7.49% for the year ended December 31, 2006. Loan growth was more pronounced in the third and fourth quarters of 2007 as $67.7 million, or 71.6%, of the $94.5 million in net new loans were originated during those quarters. The average balance in our securities portfolio decreased by $3.6 million primarily due to repayments on mortgage backed securities of $2.8 million and a $1.4 million reduction in U.S. Agencies, while the yield increased 22 basis points to 4.62% from 4.40%. As the result of these changes, total interest income increased $5.1 million, or 33.4% to $20.4 million for the year ended December 31, 2007 as compared to $15.3 million for the comparable period of 2006.

Total interest expense on deposits increased $2.4 million to $8.7 million for the year ended December 31, 2007 from $6.3 million for the same period of 2006. The average balance of interest-bearing deposits increased $34.5 million as the cost of deposits increased 51 basis points. The average money market deposit accounts increased $19.9 million during 2007 to $44.7 million as the average rate increased 99 basis points to 4.02%. The popularity of the Capital Reserve Account with a variable rate tied to fed funds, resulted in the increase in deposits and costs. Targeted fed funds were high most of 2007 until the decreases beginning in September 2007. The average balance of certificates of deposit increased $12.1 million as the cost of certificates increased 55 basis points to 5.14% for the year ended December 31, 2007. Due to higher rates during most of 2007 as compared to 2006, deposits were rolling up in rate at maturity through the first three quarters of 2007. The percentage of certificates of deposits to total deposits increased slightly during 2007 to 62.3%.

Average advances from the Federal Home Loan Bank of Atlanta (“FHLB”) increased $2.9 million during 2007. The average cost of those advances increased 29 basis points. Advances from the FHLB were used to augment deposits in supporting the loan growth of the Bank. Interest expense of FHLB advances increased $193 thousand or 18.9% over 2006 to $1.2 million for the year ended December 31, 2007.

Average subordinated debt and other borrowed money increased $3.7 million during 2007. During September 2006, $5.2 million of Trust Preferred Capital Notes were issued at a LIBOR-indexed floating rate of interest (three-Month LIBOR plus 1.70%) which adjusts quarterly. The rate was 6.69% at December 31, 2007, down from 7.06% at December 31, 2006 and 7.09% upon issuance in September 2006. Subordinated debt of $2.0 million was outstanding all of 2007 and 2006 at a fixed rate of 6.33%. Total interest expense on subordinated debt and other borrowed money increased $307 thousand during 2007 to $581 thousand for the year ended December 31, 2007.

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

Average subordinated debt and other borrowed money increased $3.3 million during 2006. During September 2006, $5.2 million of Trust Preferred Capital Notes were issued at a LIBOR-indexed floating rate of interest (three-Month LIBOR plus 1.70%) which adjusts quarterly. The rate was 7.06% at December 31, 2006.

The following table analyzes changes in net interest income attributable to changes in the volume of interest-earning assets and interest bearing liabilities compared to changes in interest rates.

	2007 vs. 2006 Increase (Decrease) Due to Changes in:			2006 vs. 2005 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Earning Assets:
Loans, net of unearned income	$4,252	$847	$5,099	$2,936	$1,356	$4,292
Investment securities:	(154)	80	(74)	163	176	339
Federal funds sold	61	7	68	30	69	99

Total earning assets	4,159	934	5,093	3,129	1,601	4,730

Interest-Bearing Liabilities:
Interest checking	12	50	62	2	1	3
Money market deposit accounts	603	441	1,044	21	332	353
Statement savings	2	0	2	(3)	5	2
Certilficates of deposit	555	723	1,278	1,033	1,308	2,341
Fed funds purchased	(7)	(8)	(15)	(20)	25	5
Repurchase agreements	39	(4)	35	9	18	27
Subordinated debt	245	28	273	216	5	221
FHLB advances	116	77	193	478	127	605

Total interest-bearing liabilities	1,565	1,307	2,872	1,736	1,821	3,557

Change in net interest income	$2,594	($373)	$2,221	$1,393	($220)	$1,173

Provision for Loan Losses

The provision for loan losses for the year ended December 31, 2007 was $676 thousand compared to $404 thousand for the year ended December 31, 2006. We are committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in our loan portfolio. This commitment is more fully discussed in the “Asset Quality” section below.

Non-Interest Income

Year ended December 31, 2007 compared to year ended December 31, 2006

Non-interest income has been and will continue to be an important factor for increasing profitability. Management continues to consider areas where non-interest income can be increased.

Non-interest income increased 74.1% to $809 thousand for the year ended December 31, 2007 compared to $465 thousand for the same period in 2006.

Fees on deposits increased $54.4 thousand or 32.7% to $221 thousand for the year ended December 31, 2007. Reflecting deposit growth, NSF and Returned Check fees increased $39 thousand and Service Charges on Checking increased $17 thousand. Fees on mortgage loans increased $124 thousand to $158 thousand for the year 2007 compared to $34 thousand for 2006. A new mortgage origination division was established in late 2006 as an additional source to increase non-interest income. Other noninterest income increased $137 thousand, or 51.8%, for 2007 to $401 thousand. Loan late fees and miscellaneous loan fees increased $68 thousand; ATM fees increased $16 thousand.

Year ended December 31, 2006 compared to year ended December 31, 2005

Non-interest income increased 70.8% to $465 thousand for the year ended December 31, 2006 compared to $272 thousand for the same period in 2005.

Fees on deposits increased 75.6% to $166 thousand for the year ended December 31, 2006 compared to $95 thousand for the same period in 2005. NSF and Returned Check fees increased from $74 thousand for the year ended December 31, 2005 to $132 thousand for the year ended December 31, 2006 an 79.6% increase. Other non-interest income increased $75 thousand or 39.8% to $264 thousand as compared to $189 thousand for the comparable period in 2005. ATM fees increased 100.0% to $64 thousand for the year ended December 31, 2006 as compared to $32 thousand for the comparable period in 2005. Fees on mortgage loans were $34 thousand for the year ended December 31, 2006. A new mortgage origination division was established in September 2006.

Non-Interest Expense

Year ended December 31, 2007 compared to year ended December 31, 2006

Total noninterest expense increased 38.0% to $7.3 million for the year 2007 as compared to $5.3 million for 2006. Noninterest expense was 2.6% of average assets for the year ended December 31, 2007 compared to 2.3% for 2006.

Salaries and employee benefits increased 46.3% to $3.8 million compared to $2.6 million for 2006. The opening and staffing of the Company’s sixth branch at the James Center in downtown Richmond and additions to staff to support business development contributed to the increase. The Company also made key additions to the senior lending team in January 2007 which contributed to the increase.

Occupancy expense increased $138 thousand, or 22.9%, to $740 thousand during 2007 as compared to 2006. The opening of the James Center Branch in February 2007 added $99 thousand in rent during 2007. The Forest Office Park Branch, which opened in the fall of 2006, added $25 thousand for the full year of 2007 over 2006.

Advertising and marketing increased $113 thousand as a TV marketing campaign was used in 2007 to generate deposits and name recognition.

FDIC assessments increased $138 thousand to $160 thousand for 2007 from $22 thousand for 2006 due to a change in the calculation of the premium due for FDIC insurance.

Virginia bank franchise stock tax increased $112 thousand to $296 thousand during 2007 from $184 thousand for 2006. Infusion of an additional $10.0 million of capital in the subsidiary bank in 2007 resulted in the increase in the capital stock tax.

Other expenses increased $149 thousand due to expansion of the bank with cost associated with new branches and operations.

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

Other expense increased $138 thousand or 18.9% for 2006 as compared to $728 thousand for 2005. The increase resulted from increases in various expense categories, including insurance, director fees and office supplies, due to our growth.

Professional fees which include legal, accounting and audit increased 71.3% to $148 thousand for the year ended December 31, 2006 from $86 thousand for 2005. Formation of the holding company, registration with the Security and Exchange Commission and compliance with Sarbanes Oxley contributed to the increase in professional fees.

Virginia bank franchise tax increased 43.6% to $184 thousand for 2006 as compared to $128 thousand for 2005. Additional $4.5 million of capital in the subsidiary bank resulted in the increase in the capital stock tax.

Depreciation expense increased $86 thousand or 36.5% to $323 thousand for the year ended December 31, 2006 as compared to $237 thousand for the comparable period in 2005. The addition of fit-up of the new branch and related equipment and the relocation of the Ashland leased office to an owned free standing building in Ashland accounted for the increase in depreciation expense. Additional equipment depreciation associated with employee infrastructure also contributed to the increase.

Income Taxes

Our reported income tax expense was $925 thousand for 2007 and $801 thousand for 2006. Our effective tax rate for 2007 was 34.9% compared to 33.8% for 2006. Note 10 of our consolidated financial statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and our actual income tax expense. Also included in Note 10 to the consolidated financial statements is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 2007 and 2006.

Financial Condition

Assets

Our total assets increased to $351.9 million at December 31, 2007, compared to $257.2 million at December 31, 2006 representing an increase of $94.6 million or 36.8%. Total average assets increased 24.6% from $228.6 million for the year ended December 31, 2006 to $284.8 million for the same period of 2007. Average stockholders’ equity increased 75.1% or $11.0 million over the same period due to the stock offering conducted during June and July 2007 in which $17.1 million in capital was raised after expenses.

Our total assets increased to $257.2 million at December 31, 2006, compared to $209.5 million at December 31, 2005 representing an increase of $47.7 million or 22.8%. Total average assets increased 26.5% from $180.7 million for the year ended December 31, 2005 to $228.6 million for the same period of 2006. Average stockholders’ equity increased 8.6% or $1.2 million over the same period.

Loans

Our loan portfolio is the largest and most profitable component of our earning assets. Total loans, which exclude the allowance for loan losses and deferred loans fees, at December 31, 2007 were $296.9 million, an increase of $95.2 million from the December 31, 2006 amount of $201.7 million. We continue to see increases in real estate construction loans, which were $79.1 million at December 31, 2007 or 26.6% of total loans. Residential and commercial real estate increased $44.1 million during 2007 and represent 57.0% of total loans. Additional lenders and a solid local economy have contributed to the loan growth. The allowance for loan losses was $2.5 million or 0.84% of total loans outstanding at December 31, 2007.

Major classifications of loans are as follows:

	2007	2006	2005	2004	2003
	(Dollars in thousands)
Commercial	$44,367	$22,619	$15,312	$13,651	$14,275
Real estate - residential	83,035	62,166	57,708	48,451	26,604
Real estate - commercial	86,301	63,062	49,775	30,741	23,907
Real estate - construction	79,096	51,450	31,442	14,324	6,165
Consumer	4,106	2,387	1,799	1,494	1,690

Total loans	296,905	201,684	156,036	108,661	72,641

Less:
Allowance for loan losses	2,489	1,834	1,460	1,084	736
Net deferred fees (costs)	182	99	(26)	(37)	19

Loans, net	$294,234	$199,751	$154,602	$107,614	$71,886

Our loan portfolio totaled 84.6% of average earning assets in 2007, up from 79.8% in 2006 and 76.7% in 2005. Because of the nature of our market, loan collateral is predominantly real estate. At December 31, 2007, we had no concentration of loans in any one industry exceeding 10%.

The following table reflects the amount of loans for Commercial loans and Real estate construction as to fixed and variable and repricing or maturity:

	December 31, 2007
	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$21,629	$21,680	$1,058	$44,367
Real estate construction	72,587	5,717	792	79,096

Total	$94,216	$27,397	$1,850	$123,463

Loans with:
Fixed Rates	$3,398	$22,437	$1,010	$26,845
Variable Rates	90,818	4,960	840	96,618

	$94,216	$27,397	$1,850	$123,463

Asset Quality

We have policies and procedures designed to control credit risk and to maintain the quality of our loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. Non-accrual loans were $50 thousand at December 31, 2007 compared to $120 thousand at December 31, 2006. The non-accrual loan of $50 at December 31, 2007 has an SBA guarantee of $25 thousand as additional collateral.

Non-performing Assets

We place loans on on-accrual status when the collection of principal and interest is doubtful, generally when a loan becomes 90 days past due. There are three negative implications for earnings when we place a loan on non-accrual status. First, all interest accrued but unpaid at the date that the loan is placed on non-accrual status is either deducted from interest income or written off as a loss. Second, accruals on interest are discontinued until it becomes certain that both principal and interest can be repaid. Finally, there may be actual losses that require additional provisions for loan losses to be charged against earnings.

Non-performing Assets

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans	$50	$120	$2	$3	$6
Accruing loans greater than 90 days past due	—	—	—	—	—
Non-performing assets to period end loans	0.02%	0.06%	0.00%	0.00%	0.01%

Allowance for Loan Losses

For a discussion of our accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance, beginning of year	$1,834	$1,460	$1,084	$736	$552
Loans charge-offs
Commercial	20	21	31	—	62
Real estate - residential		—	—	—	—
Real estate - commercial		—	—	—	—
Real estate - construction		10	—	—	—
Consumer	4	—	1	—	12

Total loans charged off	24	31	32	—	74

Recoveries
Commercial		1	—	1	8
Real estate - residential		—	—	—	—
Real estate - commercial		—	—	—	—
Real estate - construction		—	—	—	—
Consumer	3	—	—	1	—

Total recoveries	3	1	—	2	8

Net charge-offs	21	30	32	(2)	66
Additions charge to operations	676	404	408	346	250

Balance, end of year	$2,489	$1,834	$1,460	$1,084	$736

Ratio of allowance for loan losses to loans outstanding at end of period	0.84%	0.91%	0.94%	1.00%	1.01%
Ratio of new charge-offs (recoveries) to average loans outstanding during the period	0.01%	0.02%	0.02%	0.00%	0.11%

The allowance for loan losses at December 31, 2007 was $2.5 million compared to $1.8 million at December 31, 2006. The allowance for loan losses was 0.84% of total loans outstanding at December 31, 2007 compared to 0.91% at December 31, 2006. The provision for loan losses was $676 thousand for 2007 compared to $404 thousand for 2006. Net charge-offs were $21 thousand for the year ended December 31, 2007. The portfolio continues to show considerable quality as there were no loans 30 days to 89 days delinquent at December 31, 2007. We have no exposure to sub-prime loans in the portfolio. Our constructions loans increased 53.7% to $79.1 million at December 31, 2007. Our typical construction borrower is a seasoned builder in the Richmond metropolitan area. No construction loans were contractually delinquent at December 31, 2007.

The allowance for loan losses at December 31, 2006 was $1.8 million compared to $1.5 million at December 31, 2005. The provision was $404 thousand for 2006 compared to $408 thousand for 2005. Net charge-offs were $30 for the year 2006.

The following table shows the balance and percentage of our allowance for loan losses allocated to each major category of loan:

	Commercial & Industrial		Real Estate Mortgage		Real Estate Construction		Consumer		TOTAL
	Allowance for Loan Loss	Percent of Loan in Category to Total Loans	Allowance for Loan Loss	Percent of Loan in Category to Total Loans	Allowance for Loan Loss	Percent of Loan in Category to Total Loans	Allowance for Loan Loss	Percent of Loan in Category to Total Loans	Allowance for Loan Loss
	(Dollars in thousands)
2007	$960	14.94%	$937	57.03%	$591	26.64%	$1	1.38%	$2,489
2006	762	11.22%	633	62.09%	437	25.51%	2	1.18%	1,834
2005	556	9.82%	627	68.88%	275	20.15%	2	1.15%	1,400
2004	453	12.56%	469	72.88%	160	13.18%	2	1.38%	1,084
2003	389	19.65%	280	69.54%	65	8.49%	2	2.32%	736

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

The market value of the available for sale securities at December 31, 2007 and 2006 was $32.8 million and $38.7 million, respectively. The unrealized loss after tax on the available for sale securities was $36 thousand at December 31, 2007 as compared to $312 thousand at December 31, 2006. The net market value loss at December 31, 2007 is reflective of market interest rates.

The carrying values of securities available for sale at the dates indicated were as follows:

	December 31,
	2007	2006	2005
	(Dollars in thousands)
U.S. Government securities	$21,501	$26,705	$24,687
Mortgage-backed securities	8,418	11,011	13,944
State and political subdivision obligations	1,010	1,015	990
Corporate bonds	1,895	—	—

	$32,824	$38,731	$39,621

Restricted equity securities consist primarily of Federal Reserve Bank stock, Federal Home Loan Bank of Atlanta stock and Community Bankers Bank stock. An increase in stock of the Federal Reserve Bank was due to increased capital at the subsidiary bank. Increase in stock in the FHLB was due to increased borrowing from the FHLB during 2007.

Deposits

The following table is a summary of average deposits and average rates paid on those deposits:

Average Deposits and Rates Paid

	2007		2006		2005
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$32,119	0.00%	$27,783	0.00%	$29,168	0.00%
Interest-bearing deposits
Interest checking	9,063	1.06%	6,666	0.51%	6,288	0.49%
Savings	883	1.53%	734	1.50%	1,039	0.87%
Money market accounts	44,698	4.02%	24,829	3.04%	23,612	1.70%
Certificates of deposit	131,912	5.14%	119,838	4.59%	90,336	3.50%

	$218,675		$179,850		$150,443

As of December 31, 2007, deposits were $255.1 million, a $60.8 million increase over December 31, 2006 deposits of $194.3 million. Average deposits increased 21.6% or $38.8 million compared to average deposits for the year ended December 31, 2006. Average money market accounts increased 80.0% or $19.9 million to $44.7 million from $24.8 million for the comparable period of 2006. Average Certificates of deposit grew $12.1 million for the year to $131.9 million.

Deposits increased $31.9 million to $194.3 million at December 31, 2006 from $162.4 million at December 31, 2005. Average deposits for the year ended December 31, 2006 increased 19.6% or $29.4 million compared to average deposits for the year ended December 31, 2005. Average Certificates of deposits grew $29.5 million for the year ended December 31, 2006 to $119.8 million.

During 2006, a new money market account was developed resulting in an increase in money market accounts of $8.5 million to $32.1 million at December 31, 2006. Certificate of deposits increased $21.0 million or 21.0% to $121.5 million at December 31, 2006 from $100.5 million at December 31, 2005. Non-interest bearing accounts increased $2.5 million or 8.1% to $32.9 million at year end 2006 as compared to $30.4 million at year end 2005.

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2007:

	Maturities of Certificates of Deposit of $100,000 and Greater
	Within Three Months	Three to Twelve Months	Over One Year	Total	Percent of Total Deposits
	(Dollars in thousands)
At December 31, 2007	$14,140	$33,050	$21,348	$68,538	26.9%

Borrowings

At December 31, 2007 and 2006, our borrowings and the related weighted average interest rate were as follows:

	2007		2006		2005
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
Federal funds purchased	$9,261	1.88%	$6,026	5.35%	$10,270	4.20%
Repurchase agreements	2,103	3.11%	1,667	4.83%	680	3.51%
Federal Home Loan Bank advances	40,000	4.01%	30,000	3.94%	18,000	3.75%
Subordinated debt	7,155	6.59%	7,155	6.86%	2,000	6.33%

	$58,519		$44,848		$30,950

Federal funds purchased have been a source of funds for the bank. We have various lines of credit available from certain of our correspondent banks in the aggregate amount of $20.5 million. These lines of credit, which bear interest at prevailing market rates, permit us to borrow funds in the overnight market, and are renewable annually. Advances from the FHLB constitute convertible advances with contractual maturities of five to ten years. All convertible advances have a call option remaining of various terms.

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

We monitor interest rate levels on a daily basis and meets in the form of the Asset/Liability Sub-Committee. The following reports and/or tools are used to assess the current interest rate environment and its impact on our earnings and liquidity: monthly and year to date net interest margin and spread calculations, monthly and year to date balance sheet and income statements versus budget, quarterly net portfolio value analysis, a weekly survey of rates offered by other local competitive institutions and GAP analysis (matching maturities or repricing dates of interest sensitive assets to those of interest sensitive liabilities by periods) and a Risk Manager model used to measure earnings at risk and economic value of equity at risk.

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

	December 31, 2007
	1 to 90 Days	90 Days to 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning Assets:
Gross loans	$126,819	$17,069	$54,039	$67,613	$31,365	$296,905
Investment securities	3,691	10,604	9,752	500	8,278	32,825

Total rate sensitive assets	$130,510	$27,673	$63,791	$68,113	$39,643	$329,730

Cumulative totals	130,510	158,183	221,974	290,087	329,730

Interest-Bearing Liabilities:
Interest checking	$—	$7,710	$4,500	$—	$—	$12,210
Money market accounts	30,563	10,200	5,941	—	—	46,704
Savings deposits	—	—	728	—	—	728
Certificates of deposit	36,422	75,626	26,888	19,988	—	158,924
Federal funds purchased	9,261	—	—	—	—	9,261
FHLB borrowing and subordinated debt	5,155	25,000	17,000	—	—	47,155
Other liabilities	2,103	—	—	—	—	2,103

Total rate sensitive liabilities	$83,504	$118,536	$55,057	$19,988	$—	$277,085

Cumulative totals	83,504	202,040	257,097	277,085	277,085

Interest sensitivity gap	$47,006	($90,863)	$8,734	$48,125	$39,643

Cumulative interest sensitivity gap	47,006	(43,857)	(35,123)	13,002	52,645

Cumulative interest sensitive gap as a percentage of earning assets	14.3%	-13.3%	-10.7%	3.9%	16.0%

Capital Resources and Dividends

We have an ongoing strategic objective of maintaining a capital base that supports the pursuit of profitable business opportunities, provides resources to absorb risk inherent in our activities and meets or exceeds all regulatory requirements.

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks. The regulatory capital standards categorize assets and off-balance sheet items into four categories that weight balance sheet assets according to risk, requiring more capital for holding higher risk assets. At December 31, 2007 and 2006, our Tier 1 leverage ratio (Tier 1 capital to average total assets) was 12.50% and 8.80% respectively. Tier 1 risk based capital ratios at December 31, 2007 and 2006 were 12.98% and 10.39% respectively. Total risk based capital to risk weighted assets at December 31, 2007 and 2006 were 14.44% and 12.28%. Our capital structure exceeds regulatory guidelines established for well capitalized institutions, which affords us the opportunity to take advantage of business opportunities while ensuring that we have the resources to protect against risk inherent in our business.

	December 31,
	2007	2006
	(Dollars in thousands)
Tier 1 capital:
Common stock	$11,885	$7,184
Retained earnings	23,011	8,786

Total equity	34,896	15,970
Trust preferred debt	5,155	5,155

Total Tier 1 capital	40,051	21,125

Tier 2 capital:
Allowance for loan losses	2,489	1,834
Subordinated debt	2,000	2,000

Total Tier 2 capital	4,489	3,834

Total risk-based capital	$44,540	$24,959

Risk-weighted assets	$308,511	$203,258

Capital ratios:
Tier 1 leverage ratio	12.50%	8.80%
Tier 1 risk based capital	12.98	10.39
Total risk based capital	14.44	12.28

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

We also maintain additional sources of liquidity through a variety of borrowing arrangements. The bank maintains federal funds lines with a large regional money-center banking institution and a local community bankers bank. These available lines currently total approximately $19.5 million, of which $9.3 was outstanding at December 31, 2007. In addition, securities have been pledged to the local community bankers bank allowing for an additional line of approximately $5.0 million.

We have a credit line at the Federal Home Loan Bank of Atlanta in the amount of approximately $42.0 million which may be utilized for short and/or long-term borrowing. Advances from the Federal Home Loan Bank totaled $40.0 million at December 31, 2007.

At December 31, 2007, cash, federal funds sold, short-term investments, securities available for pledge or sale were 12.2% of total deposits. At December 31, 2006, cash, federal funds sold, short-term investments, securities available for pledge or sale were 17.3% of total deposits.

ITEM 7.	FINANCIAL STATEMENTS

The following 2007 Financial Statements of First Capital Bancorp, Inc. are included after the signature pages to this Report on Form 10-KSB:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last fiscal year.

ITEM 8A.	CONTROLS AND PROCEDURES

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, management believes that as of December 31, 2007, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Audit Committee Financial Expert. The applicable information contained in the section captioned “Proposal No. 1 – Election of Directors – Audit Committee” in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2008 (the “Proxy Statement”) is incorporated herein by reference.

Code of Ethics. The Bank has adopted (i) A Banker’s Professional Code of Ethics, and (ii) a Code of Conduct and Conflict of Interest, both of which are applicable to its principal executive officer, principal financial officer and principal accounting officer or controller. The codes are filed as exhibits to this Report on Form 10-KSB.

The information contained under the section captioned “Proposal No. 1– Election of Directors” in the Proxy Statement is incorporated herein by reference.

Additional information concerning executive officers is included in the Proxy Statement in the section captioned “Proposal No. 1 – Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 10.	EXECUTIVE COMPENSATION.

The information contained in the section captioned “Proposal No. 1 – Election of Directors – Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Stockholders” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the chart in the section captioned “Voting Securities and Principal Stockholders” in the Proxy Statement.

(c)	Management of First Capital Bancorp, Inc. knows of no arrangements, including any pledge by any person of securities of the First Capital Bancorp, Inc., the operation of which may at a subsequent date result in a change in control of First Capital Bancorp, Inc.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference to the section captioned “Proposal No. 1 - Election of Directors – Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 13.	EXHIBITS.

The following exhibits are filed as part of this Form 10-KSB.

No.	Description

2.1	Agreement and Plan of Reorganization dated as of September 5, 2006, by and between First Capital Bancorp, inc. and First Capital Bank.[1]

3.1	Articles of Incorporation of First Capital Bancorp, Inc.[2]

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc.[3]

4.1	Specimen Common Stock Certificate of First Capital Bancorp, Inc. [4]

10.1	2000 Stock Option Plan (formerly First Capital Bank 2000 Stock Option Plan).[5]

10.2	Employment Agreement dated December 20, 2000, between First Capital Bank and Robert G. Watts, Jr.[5]

10.3	Amended and Restated Change in Control Agreement dated September 15, 2006 between First Capital Bank and William W. Ranson

24	Power of Attorney included on signature page

21.1	List of Subsidiaries.[4]

31.1	Certification of Robert G. Watts, Jr., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 21, 2007

31.2	Certification of William W. Ranson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 21, 2007

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank[6]

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank[6]

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

[6]

Expressly incorporated herein by reference from the Registrant’s Report on Form 10-KSB/A filed with the Securities and Exchange Commission on June 13, 2007. The Exhibit number set forth above corresponds to the Exhibit number in the Form 10-KSB/A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the sections captioned “2007 Audit Committee Report” and “Proposal No. 3 – Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Exhibits to Form 10-KSB; Financial Information

A copy of any of the exhibits to this Report on Form 10-KSB and copies of any published annual or quarterly reports will be furnished without charge to the stockholders as of the record date, upon written request to William W. Ranson, Senior Vice President & Chief Financial Officer, 4222 Cox Road, Suite 200, Glen Allen, Virginia 23060.

Independent Registered Public Accounting Firm

Cherry, Bekaert & Holland, L.L.P.

1700 Bayberry Court, Suite 300, Richmond, VA 23226-3791

General and SEC Counsel

Cantor Arkema, P.C.

1111 East Main Street, Richmond, VA 23218-0561

Annual Stockholders’ Meeting

The Annual Meeting of stockholders will be held at 10:00 a.m. on Wednesday, May 21, 2008 at the Comfort Suites, 4051 Innslake Drive, Glen Allen, Virginia in Innsbrook.

SIGNATURE

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

FIRST CAPITAL BANCORP, INC.

Date:	March 19, 2008	By:	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Date:	March 19, 2008	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President, Chief Executive Officer and
Director

Date:	March 19, 2008	/s/ William W. Ranson
William W. Ranson
Senior Vice President and CFO
(Principal Accounting and
Financial Officer)

Date:	March 19, 2008	/s/ P. C. Amin
P. C. Amin, Director

Date:	March 19, 2008	/s/ Gerald Blake
Gerald Blake, Director

Date:	March 26, 2008	/s/ Grant S. Grayson
Grant S. Grayson, Director

Date:	March 19, 2008	/s/ Yancey S. Jones
Yancey S. Jones, Director

Date:	March , 2008
Jay M. Weinberg, Director

Date:	March 19, 2008	/s/ Joseph C. Stiles, Jr.
Joseph C. Stiles, Jr., Director

Date:	March 19, 2008	/s/ Richard W. Wright
Richard W. Wright, Director

Date:	March 19, 2008	/s/ Gerald H. Yospin
Gerald H. Yospin, Director

Date:	March 19, 2008	/s/ Debra L. Richardson
Debra L. Richardson, Director

Date:	March 19, 2008	/s/ Kamlesh N. Dave, Director
Kamlesh N. Dave, Director

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements

For the Years Ended

December 31, 2007 and 2006

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors

And Stockholders

First Capital Bancorp, Inc.

Richmond, Virginia

We have audited the accompanying consolidated statements of financial condition of First Capital Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of First Capital Bancorp, Inc. and Subsidiary, as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Richmond, Virginia
March 26, 2008

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and due from banks	$16,779,538	$7,034,047
Short term debt securities	—	4,997,979

Total cash and cash equivalents	16,779,538	12,032,026
Investment securities:
Available for sale, at fair value	32,824,537	38,730,975
Restricted, at cost	3,183,739	2,389,139
Loans, net of allowance for losses	294,234,285	199,751,483
Premises and equipment, net	2,077,820	2,119,379
Accrued interest receivable	1,807,939	1,425,364
Deferred tax asset	319,097	308,503
Other assets	640,013	483,776

Total assets	$351,866,968	$257,240,645

LIABILITIES
Deposits
Noninterest-bearing	$36,541,568	$32,878,408
Interest-bearing	218,566,755	161,424,027

Total deposits	255,108,323	194,302,435
Accrued expenses and other liabilities	3,380,648	2,431,031
Securities sold under repurchase agreements	2,102,939	1,667,064
Federal funds purchased	9,261,000	6,026,000
Subordinated debt	7,155,000	7,155,000
Federal Home Loan Bank advances	40,000,000	30,000,000

Total liabilities	317,007,910	241,581,530

STOCKHOLDERS’ EQUITY
Common stock, $4.00 par value (authorized 5,000,000shares; shares issued and outstanding, 2,971,171and 1,796,021 at December 31, 2007 and 2006 respectively)	11,884,684	7,184,084
Additional paid-in capital	18,492,528	6,010,352
Retained earnings	4,518,278	2,776,277
Accumulated other comprehensive (loss), net of tax	(36,432)	(311,598)

Total stockholders’ equity	34,859,058	15,659,115

Total liabilities and stockholders’ equity	$351,866,968	$257,240,645

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2007 and 2006

	December 31
	2007	2006
Interest income
Loans	$18,361,582	$13,262,936
Investments:
Taxable interest income	1,543,005	1,646,071
Tax exempt interest income	40,715	41,055
Dividends	144,553	115,054
Federal funds sold	266,369	198,313

Total interest income	20,356,224	15,263,429
Interest expense
Deposits	8,690,449	6,303,839
FHLB advances	1,213,239	1,020,170
Federal funds purchased	78,896	93,959
Subordinated debt and other borrowed money	580,622	273,250

Total interest expense	10,563,206	7,691,218
Net interest income	9,793,018	7,572,211
Provision for loan loss	675,700	404,300

Net interest income after provision for loan loss	9,117,318	7,167,911
Noninterest income
Fees on deposits	220,811	166,392
Fees on mortgage loans	157,740	34,135
Gain on sale of securities	29,271	—
Other	401,288	264,300

Total noninterest income	809,110	464,827

Noninterest expenses
Salaries and employee benefits	3,812,216	2,606,344
Occupancy expense	739,600	601,684
Data processing	526,938	427,599
Professional services	172,094	147,890
Advertising and marketing	195,247	81,830
FDIC assessment	159,638	21,653
Virginia capital stock tax	296,000	184,425
Depreciation	342,538	323,020
Other expenses	1,015,256	866,074

Total noninterest expense	7,259,527	5,260,519

Net income before provision for income taxes	2,666,901	2,372,219
Income tax expense	924,900	801,000

Net income	$1,742,001	$1,571,219

Basic income per share	$0.72	$0.87

Diluted income per share	$0.71	$0.83

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years Ended December 31, 2007 and 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance January 1, 2006	$7,184,084	$6,004,655	$1,205,058	($424,183)	$13,969,614
Net income	—	—	1,571,219	1,571,219	1,571,219
Other comprehensive loss
Unrealized holding gain arising during period, (net of tax, $57,998)	—	—	—	112,585	112,585

Total comprehensive income				$1,683,804

Stock based compensation expense	—	5,697	—	—	5,697

Balance January 1, 2007	$7,184,084	$6,010,352	$2,776,277	$(311,598)	$15,659,115
Stock offering	4,691,600	13,781,575	—	—	18,473,175
Cost associated with stock offering	—	(1,396,330)	—	—	(1,396,330)
Stock options exercised	9,000	15,000	—	—	24,000
Net income	—	—	1,742,001	1,742,001	1,742,001
Other comprehensive loss
Unrealized holding gain arising during period, (net of tax, $141,752)	—	—	—	275,166	275,166

Total comprehensive income				$2,017,167

Stock based compensation expense	—	81,931	—	—	81,931

Balance at December 31, 2007	$11,884,684	$18,492,528	$4,518,278	($36,432)	$34,859,058

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net income	$1,742,001	$1,571,219
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	675,700	404,300
Depreciation of premises and equipment	342,538	323,020
Stock based compensation expense	81,931	5,697
Deferred income taxes	(152,347)	(94,626)
Net amortization of bond premiums/discounts	12,788	31,587
Reduction in equity in VBA Investment Services, Inc.	—	1,900
Gain on sale of securities	(29,271)	—
Increase in other assets	(156,238)	(155,210)
Increase in accrued interest receivable	(382,575)	(324,477)
Increase in accrued expenses and other liabilities	949,617	209,580

Net cash provided by operating activities	3,084,144	1,972,990

Cash flows from investing activities
Proceeds from maturities and calls of securities	8,000,000	3,040,000
Proceeds from paydowns of securities available-for-sale	2,692,805	2,981,939
Purchase of Federal Reserve Stock	(300,900)	(141,000)
Proceeds from sale of securities available-for-sale	3,003,281	—
Purchase of securities available-for-sale	(7,356,245)	(4,992,500)
Purchase of FHLB Stock	(493,700)	(653,800)
Purchase securities in FCRV Statutory Trust 1	—	(155,000)
Purchases of property and equipment	(300,979)	(460,717)
Net increase in loans	(95,158,502)	(45,554,265)

Net cash used in investing activities	(89,914,240)	(45,935,343)

Cash flows from financing activities
Net increase in demand, savings and money market accounts	23,382,162	10,867,625
Net increase in certificates of deposit	37,423,726	21,047,258
Stock offering proceeds, net of related expenses	17,076,845	—
Exercise of stock options	24,000	—
Advances from FHLB	20,000,000	12,000,000
FHLB advances called	(10,000,000)	—
Issuance of Junior Subordinated Debt	—	5,155,000
Increase (decrease) in Federal funds purchased	3,235,000	(4,244,000)
Net increase in repurchase agreements	435,875	986,873

Net cash provided by financing activities	91,577,608	45,812,756

Net increase in cash and cash equivalents	4,747,512	1,850,403
Cash and cash equivalents, beginning of period	12,032,026	10,181,623

Cash and cash equivalents, end of period	$16,779,538	$12,032,026

Supplemental disclosure of cash flow information
Interest paid during the period	$10,583,123	$7,591,939

Taxes paid during the period	$1,233,533	$1,304,910

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

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

Years Ended December 31, 2007 and 2006

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

The Company follows Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.” A loan is defined as impaired when, based on current information and events, it is

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 1 - Summary of significant accounting policies (continued)

probable that the creditor will be unable to collect all amounts of principal and interest due according to the contractual terms of the loan agreement. Impairment is measured either by discounting the expected future cash flows at the loan’s effective interest rate, based on the net realizable value of the collateral or based upon an observable market price where applicable.

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

Advertising costs - Advertising costs are expensed in the period they are incurred and amounted to $195,247 and $81,830 for December 31, 2007 and 2006, respectively.

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

SFAS 123R requires public companies to adopt the recognition requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all shared-based payments granted after that date, and based on the requirements of SFAS 123R for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 1 - Summary of significant accounting policies (concluded)

disclosures made in accordance with SFAS 123.

The Bank adopted SFAS 123R under the “modified prospective” method effective January 1, 2006. The Bank has begun to recognize compensation expense for options that have been issued but not yet vested as of January 1, 2006. In addition, options issued after January 1, 2006 will increase compensation expense for 2006 and afterward. In December 2005, the Board of Directors approved the acceleration of vesting of all unvested stock options outstanding prior to December 31, 2005. The Board agreed to accelerate the vesting of options in order to eliminate the recognition of compensation expense associated with the affected unvested options under SFAS No. 123R. Management determined that the acceleration of vesting did not represent a renewal or extension which increased the life of the stock options as contemplated by FIN 44, Accounting for Certain Transactions involving Stock Compensation and consequently did not result in a new measurement date for purposes of determining compensation expense. Options that were granted during 2007 and 2006 resulted in additional compensation expense of $81,931. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases and cancellations of existing awards after the adoption of this standard.

Comprehensive income – SFAS No. 130, Reporting Comprehensive Income, requires the Company to classify items of “Other Comprehensive Income” (such as net unrealized gains (losses) on available-for-sale securities) by their nature in a financial statement and present the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company’s other comprehensive income consists of net income and net unrealized gains (losses) on securities available-for-sale, net on income taxes.

Reclassification - Certain reclassifications have been made in the prior year’s financial statements to conform to the 2007 presentation.

Note 2 – Restrictions of cash

To comply with Federal Reserve regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $1,053,000 for the week including December 31, 2007 and $739,000 for the week including December 31, 2006.

Note 3 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities are as follows:

	December 31, 2007
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$21,455,876	$50,543	$5,590	$21,500,829
Mortgage-backed securities	8,493,006	27,725	102,396	8,418,335
Corporate bonds	1,921,847	—	26,722	1,895,125
Tax-exempt municipal bonds	1,008,492	3,495	1,739	1,010,248

	$32,879,221	$81,763	$136,447	$32,824,537

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 3 – Investment Securities (continued)

	December 31, 2006
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$26,976,555	$—	$271,398	$26,705,157
Mortgage-backed securities	11,214,822	5,501	209,881	11,010,442
Tax-exempt municipal bonds	1,011,202	4,790	616	1,015,376

	$39,202,579	$10,291	$481,895	$38,730,975

The amortized cost, weighted average yield and estimated fair value of debt securities at December 31, 2007, by contractual maturity, were as follows:

	Amortized Cost	Weighted Average Yield	Fair Value
Due in one year or less	$10,105,844	4.29%	$10,100,416
Due after one year through five years	10,239,183	4.69%	10,251,288
Due after five years through ten years	3,889,142	5.41%	3,891,688
Due after ten years	8,645,052	4.59%	8,581,145

	$32,879,221	4.63%	$32,824,537

The following table details unrealized losses and related fair values in the Company’s available-for-sale investment securities portfolios. All unrealized losses on investment securities are a result of volatility in the market during 2007 and 2006. At December 31, 2007 there were 20 out of 33 mortgage-backed securities with fair values less than amortized cost. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses and the intent to hold debt securities in an unrealized loss position greater than twelve months for the foreseeable future. This information is aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007 and 2006:

	December 31, 2007
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$1,497,656	$2,344	$3,996,875	$3,246
Mortgage-backed securities	800,420	2,623	5,292,179	99,773
Corporate bonds	1,895,125	26,722	—	—
Tax-exempt municipal bonds	459,741	1,739	—	—

Total	$4,652,942	$33,428	$9,289,054	$103,019

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 3 – Investment Securities (concluded)

	December 31, 2006
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$4,981,250	$11,358	$21,723,907	$260,040
Mortgage-backed securities	514,282	801	9,221,048	209,080
Tax-exempt municipal bonds	174,386	616	—	—

Total	$5,669,918	$12,775	$30,944,955	$469,120

Gross realized gains on the sale of available-for-sale securities of $29,271 were realized in the fourth quarter of 2007.

Restricted equity securities consist of Federal Reserve Bank stock in the amount of $831,600 and $530,700, Federal Home Loan Bank of Atlanta stock in the amount of $2,262,800 and $1,769,100, and Community Bankers Bank stock in the amount of $62,750 and $62,750 as of December 31, 2007 and 2006. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of its outstanding capital.

The remainder of restricted securities consists of investments in Limited Liability Companies that provide title insurance and investment services to the Bank’s customers. Investment in these Limited Liability Companies was $26,589 as of December 31, 2007 and 2006, respectively.

Securities with a market value of approximately $18,581,700 and $17,235,900 were pledged as collateral at December 31, 2007 and 2006, respectively to secure purchases of federal funds, repurchase agreements, collateral for customer’s deposits and collateral to secure public deposits.

Note 4 – Loans

Major classifications of loans are as follows:

	December 31,
	2007 Amount	2006 Amount
Commercial	$44,366,926	$22,619,140
Real estate - residential	83,035,119	62,165,461
Real estate - commercial	86,301,455	63,062,146
Real estate - construction	79,095,777	51,449,972
Consumer	4,105,713	2,387,287

Total loans	296,904,990	201,684,006

Less:
Allowance for loan losses	2,489,066	1,833,604
Net deferred fees	181,639	98,919

Loans, net	$294,234,285	$199,751,483

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 4 – Loans (concluded)

A summary of the transactions affecting the allowance for loan losses follows:

	2007	2006
Balance, beginning of year	$1,833,604	$1,460,230
Provision for loan losses	675,700	404,300
Recoveries	3,584	550
Charge-offs	(23,822)	(31,476)

Balance, end of year	$2,489,066	$1,833,604

The following is a summary of information pertaining to impaired loans:

	2007	2006
Impaired loans with related allowance	$800,139	$862,360

Allowance on impaired loans	$718,572	$718,212

Average balance of impaired loans	$784,876	$873,810

Interest income recognized and collected on impaired loans	$73,004	$72,947

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under SFAS 114 amounted to $50,000 and $120,000 at December 31, 2007 and 2006. If interest on these loans had been accrued such income would have approximated $4,014 and $7,090, respectively. Excluding the nonaccrual loan, there were no loans past due 90 days or more at December 31, 2007 and 2006.

Note 5 - Premises and equipment

Major classifications of these assets are summarized as follows:

	December 31,
	2007	2006
Land	$228,005	$228,005
Building	719,434	719,434
Furniture and equipment	1,832,126	1,581,005
Leasehold improvements	711,598	661,739

	3,491,163	3,190,183
Less acculumated depreciation	1,413,343	1,070,804

Premises and equipment, net	$2,077,820	$2,119,379

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 5 - Premises and equipment (concluded)

Accumulated depreciation and amortization at December 31 was as follows:

	2007	2006
Building	$41,506	$23,059
Furniture and equipment	1,040,196	816,190
Leasehold improvements	331,641	231,555

	$1,413,343	$1,070,804

Certain Company premises and equipment are leased under various operating leases. Rental expense was $637,426 and $507,391 in 2007 and 2006, respectively.

Future minimum payments, by year and in the aggregate for operating leases with initial or remaining terms in excess of one year as of December 31, 2007 including leases entered into in 2008 for a future branch are as follows:

2008	$677,617
2009	620,975
2010	630,362
2011	619,528
2012	436,091
Thereafter	718,587

$3,703,160

Note 6 - Deposits

Major categories of deposits at December 31, 2007 and 2006 follow:

	2007		2006
	Amount	Average Rate	Amount	Average Rate
Noninterest-bearing deposits
Demand deposits	$36,541,568	0.00%	$32,878,408	0.00%
Interest-bearing deposits
Money market and NOW accounts	59,642,568	2.90%	39,923,566	2.56%
Certificates of deposit
Less than $100,000	90,385,934	5.04%	68,623,426	4.95%
Greater than $100,000	68,538,253	5.08%	52,877,035	5.10%

	$255,108,323		$194,302,435

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 6 – Deposits (concluded)

Time deposits will mature as follows:

2008	$112,059,778
2009	11,477,997
2010	15,510,218
2011	7,694,870
2012	12,181,324

$158,924,187

The aggregate amount of deposits exceeding $100,000 was $130,187,905 and $96,841,976 at December 31, 2007 and 2006, respectively.

The Bank classifies deposit overdrafts as other consumer loans which totaled $415 thousand at December 31, 2007 and $64 thousand at December 31, 2006.

In the normal course of business, the Company has received deposits from directors and executive officers. At December 31, 2007 and 2006, deposits from directors and executive officers were approximately $12.4 million and $11.9 million. All such deposits were received in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with unrelated persons.

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

Advances from the FHLB at December 31, 2007 consist of the following:

Advance Amount	Interest Rate	Maturity	Call Provision
$5,000,000	3.95%	4/13/2015	4/14/2008
5,000,000	4.20%	8/27/2012	8/27/2008
5,000,000	4.01%	9/28/2012	9/28/2008
5,000,000	4.50%	12/1/2011	12/1/2008
5,000,000	2.95%	12/6/2017	12/8/2008
5,000,000	4.27%	1/27/2016	1/27/2009
5,000,000	4.52%	3/6/2012	3/6/2009
5,000,000	3.71%	6/24/2015	6/24/2010

$40,000,000	4.01%

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 7 – FHLB advances, securities sold under repurchase agreements and federal funds purchased (concluded)

Aggregate annual maturities of FHLB advances (based on final maturity dates) are as follows:

2011	$5,000,000
2012	15,000,000
2015	10,000,000
2016	5,000,000
2017	5,000,000

$40,000,000

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

	2007	2006
Maximum outstanding during the year
FHLB advances	$46,000,000	$39,000,000
Federal funds purchased	16,375,000	14,716,000
Repurchase agreements	2,696,401	3,090,798
Balance outstanding at end of year
FHLB advances	40,000,000	30,000,000
Federal funds purchased	9,261,000	6,026,000
Repurchase agreements	2,102,939	1,667,064
Average amount outstanding during the year
FHLB advances	28,704,110	25,871,233
Federal funds purchased	1,574,501	1,861,260
Repurchase agreements	1,940,445	1,060,508
Average interest rate during the year
FHLB advances	4.23%	3.94%
Federal funds purchased	5.01%	5.05%
Repurchase agreements	4.15%	4.33%
Average interest rate at end of year
FHLB advances	4.01%	3.94%
Federal funds purchased	1.88%	5.35%
Repurchase agreements	3.11%	4.83%

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 8 – Subordinated debt

On December 15, 2005, $2.0 million of subordinated debt was issued through a pooled underwriting. The securities have a fixed rate for five years and is payable quarterly. The interest rate at December 31, 2007 was 6.33%. The securities may be redeemed at par beginning December 2010 and each quarter after such date until the securities mature on December 31, 2015.

The Subordinated Debt may be included in Tier 2 capital for regulatory capital adequacy determination purposes up to 50% of Tier 1 capital.

Note 9 – Trust Preferred Securities

On September 9, 2006, FCRV Statutory Trust (the “Trust”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 21, 2006, $5,155,000 of Trust Preferred Capital Notes were issued through a pooled underwriting. The Trust issued $155,000 in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.70%) which adjusts, and is payable quarterly. The interest rate at December 31, 2007 was 6.69%. The securities may be redeemed at par beginning on September 15, 2011 and each quarter after such date until the securities mature on September 15, 2036. The principal asset of the Trust is $5,155,000 of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Pursuant of FASB Interpretation No. 46R, the Company does not consolidate the Trust.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 10 - Income taxes

In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s financial position.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

Note 10 - Income taxes (concluded)

	2007	2006
Deferred tax assets:
Allowance for loan losses	$747,846	$536,328
Unrealized holding loss on available-for-sale securities	18,593	160,005

	766,439	696,333

Deferred tax liabilities:
Depreciation	166,657	164,050
Deferred loan costs	262,295	202,494
Prepaids	14,692	21,286
Other	3,698	—

	447,342	387,830

Net deferred tax asset	$319,097	$308,503

A reconciliation of the federal taxes at statutory rates to the tax provision for the year ended December 31, 2007 and 2006 is as follows:

	2007	2006
Federal statutory rate (34%)	$906,746	$806,554
Tax-exempt interest income	(11,490)	(13,959)
Nondeductible expenses	28,899	6,715
Miscellaneous	745	1,690

Provision for income taxes expense	$924,900	$801,000

Income tax attributable to income before income tax expense is summarized as follows:

	2007	2006
Current federal income tax expense	$1,087,244	$895,626
Deferred federal income tax expense	(162,344)	(94,626)

Total	$924,900	$801,000

Note 11 - Related party transactions

In the normal course of business, the Company has made loans to its officers and directors. Total loans at December 31, 2007 amounted to approximately $11,831,018 (including a $1,250,000 loan made to a director in 2002, prior to becoming a director in 2004 and a $50,000 loan made to an officer prior to becoming an employee in 2005) of which approximately $1,800,390 represents unused lines of credit. Total loans to these persons at December 31, 2006 amounted to $9,206,114 of which $1,695,651 represented unused lines of credit. During 2007, new loans to officers and directors amounted to $3,265,076 and repayments amounted to $744,911. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 11 - Related party transactions (concluded)

During the years ended December 31, 2007 and 2006, the Company utilized the services of a law firm for advice on various legal matters. The Chairman of the Board of Directors is also a principal in this law firm. The law firm was approved to provide various legal services to the Company at a cost of $128,450 and $60,824 for the years ended December 31, 2007 and 2006, respectively.

The Company also utilized services of other businesses to acquire office space, furniture and office supplies. Several Board members are involved with the daily activity of these businesses. Total purchases for the years ended December 31, 2007 and 2006 were $46,118 and $22,628, respectively.

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

The Company’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2007
Total capital to risk weighted assets
Consolidated	$44,540	14.44%	$24,681	8.00%	$30,851	10.00%
First Capital Bank	$37,041	12.01%	$24,669	8.00%	$30,836	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$40,051	12.98%	$12,340	4.00%	$18,511	6.00%
First Capital Bank	$32,552	10.56%	$12,334	4.00%	$18,502	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$40,051	12.50%	$12,815	4.00%	$16,018	5.00%
First Capital Bank	$32,552	10.12%	$12,867	4.00%	$16,083	5.00%

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 12 - Regulatory requirements and restrictions (concluded)

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

	2007	2006
Financial instruments whose contract amounts represent credit risk:
Unused commercial lines of credit	$104,545,729	$72,265,492
Unused consumer lines of credit	11,711,242	8,016,853
Standby and Performance Letters of Credit	8,799,300	3,478,112
Loan commitments	22,317,500	38,169,398

	$147,373,771	$121,929,855

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 13 - Commitments and contingent liabilities (concluded)

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

Note 15 - Disclosures about fair value of financial instruments

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

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at December 31, 2007 and 2006 are current market rates for their respective terms and associated credit risk.

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 15 – Disclosures about fair value of financial instruments (concluded)

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

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at December 31, 2007 and 2006.

The estimated fair values of the Company’s financial instruments as of December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$16,780	$16,780	$12,032	$12,032
Investment securities	32,825	32,825	38,731	38,731
Loans receivable, net	294,234	293,028	199,751	199,330
Accrued interest	1,808	1,808	1,425	1,425
Financial liabilities
Deposits	$255,108	$255,313	$194,302	$194,004
FHLB advances	40,000	40,122	30,000	29,508
Federal funds purchased	9,261	9,261	6,026	6,026
Subordinated debt	7,155	7,318	7,155	7,119
Repurchase agreements	2,103	2,103	1,667	1,667
Unrecognized financial instruments
Standby letters of credit issued	$—	$—	$—	$—

Note 16 – Stock option plan

The Company has a First Capital Bancorp, Inc. 2000 Stock Option Plan (the Plan) pursuant to which options may be granted to Directors, officers and key employees. The Plan authorizes grants of options to purchase up to 338,484 shares of the Company’s authorized, but unissued common stock. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options generally have 10-year terms, vest at the rate of 50 percent per year for Directors and 33 1/3 percent per year for employees. In December 2005, the Board of Directors approved the acceleration of vesting of all unvested stock options outstanding prior to December 31, 2005.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 16 – Stock option plan (continued)

A summary of the status of the Company’s unvested stock options as of December 31, 2007 and changes during the year then ended is presented below:

Unvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2007	6,000	$7.59
Granted	62,275	5.06
Vested	7,258	7.29
Forfeitures	—	—

Unvested at December 31, 2007	61,017	$5.06

As of December 31, 2007, there was $276,107 of total unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a period of 1.79 years.

The weighted-average option price and weighted-average remaining term of stock options awarded and not exercised were as follows as of December 31:

	2007	2006
Weighted-average price	$10.25	$9.02
Weighted-average term (in years)	6.17	6.20

A summary of the stock option activity is as follows:

	Options	Weighted-Average Exercise Price
Balance at January 1, 2006	205,875	$8.74
Granted	6,000	$18.50

Options outstanding December 31, 2006	211,875	$9.02
Granted	62,275	$14.51
Exercised	2,250	$10.67

Options outstanding December 31, 2007	271,900	$10.25

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 16 – Stock option plan (concluded)

The following table summarizes information about stock options outstanding as December 31, 2007:

	Options Outstanding and Exercisable
Exercise Prices	Number Outstanding and Exercisable at December 31, 2007	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price
$5.32 to $7.00	84,750	3.4 years	$6.20
$7.07 to $10.00	83,250	5.8 years	$9.45
$10.57 to $18.50	103,900	8.7 years	$14.18

	271,900

The aggregate intrinsic value of options outstanding was approximately $3.1 million, options exercisable was approximately $2.4 million, and options unvested and expected to vest was approximately $704,700 at December 31, 2007.

The Company estimates the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model. Additional valuation and related assumption information for the Company’s stock option plan is presented below:

	Year Ended December 31,
	2007	2006
Weighted average per share fair value of options granted during the year	$5.06	$7.59
Dividend yield	0.00%	0.00%
Expected life	6 years	6 years
Expected volatility	24.52%	31.96%
Average Risk-free interest rate	4.53%	4.96%

Note 17 – Other employee benefit plans

During April 1999, the Company instituted a contributory thrift plan through the Virginia Bankers Association, covering all eligible employees. Participants may make contributions to the plan during the year, with certain limitations. During 2007 and 2006, the Company contributed to the plan an amount equal to seventy-five percent of the first six percent contributed. The participants are 100% vested upon three years of service to the Company. Expenses amounted to $127,073 and $91,252 in 2007 and 2006, respectively.

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 18 – Earnings per share (concluded)

The basic and diluted earnings per share calculations are as follows:

	Twelve Months Ended December 31,
	2007	2006
Net income (numerator, basic and diluted)	$1,742,001	$1,571,219
Weighted average number of shares outstanding (denominator)	2,414,323	1,796,021

Earnings per common share - basic	$0.72	$0.87

Effect of dilutive securities:
Weighted average number of shares outstanding	2,414,323	1,796,021
Effect of stock options	56,375	92,731

Diluted average shares outstanding (denominator)	2,470,698	1,888,752

Earnings per common share - assuming dilution	$0.71	$0.83

Note 19 – Impact of Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (revised 2007).” SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year that commences after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. In addition, SFAS No.160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with the option of electing fair value as an alternative measurement for most financial assets and liabilities. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 19 – Impact of Recently Issued Accounting Standards (continued)

financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Under SFAS No. 159, fair value is used for both the initial and subsequent measurement of the designated assets and/or liabilities, with the changes in value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect early adoption of SFAS No. 159, which was permitted as of the beginning of its 2007 fiscal year.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS No. 157. The three valuation techniques are identified below. Where more than one technique is noted, individual assets or liabilities are valued using one or more of the noted techniques. The valuation techniques are as follows:

•	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach. The amount that would be required to replace the service capacity of an asset (replacement cost).

•	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present-value techniques, option pricing, and excess earnings models).

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances. The Company does not anticipate that the adoption of SFAS No. 157 on January 1, 2008 will have a material impact on its financial condition or results of operations, although additional fair value disclosures will be provided. The portion of the Company’s assets and liabilities with fair values based on unobservable inputs is not significant.

On November 5, 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 is on a prospective basis and effective for the Corporation’s loan commitments measured at fair value through earnings which are issued or modified after January 1, 2008. The adoption of

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 19 – Impact of Recently Issued Accounting Standards (concluded)

SAB 109 is not expected to have a material impact on the Corporation’s financial condition and results of operations.

Note 20 – Subsequent Events

On January 11, 2008, the Company closed on approximately .83 acres at the intersection of West Broad Street and Dominion Boulevard in Henrico County as a replacement for its Innsbrook Branch. The total purchase price was $1,507,900. On January 31, 2008, the Company entered into an agreement to purchase approximately 1.18 acres near the intersection of Route 288 and Midlothian Turnpike in Chesterfield County as a future branch site. The total purchase price is $1,875,000 with a closing scheduled for March 2008.

Note 21 – Condensed Financial Information – Parent Company Only

FIRST CAPITAL BANCORP, INC.

(Parent Corporation Only)

Statements of Financial Condition

December 31, 2007 and 2006

	2007	2006
Assets
Cash on deposit with subsidiary bank	$7,433,183	$366,640
Investment is subsidiary	32,515,697	20,256,983
Investment is special purpose subsidiary	155,000	155,000
Other assets	341	50,656

	$40,104,221	$20,829,279

Liabilities and Stockholder’s Equity
Trust preferred debt	$5,155,000	$5,155,000
Other liabilities	90,163	15,164

Total liabilities	5,245,163	5,170,164

Stockholders’ Equity
Common stock	11,884,684	7,184,084
Additional paid-in capital	18,492,528	6,010,352
Accumulated other comprehensive (loss)	(36,432)	(311,598)
Retained earnings	4,518,278	2,776,277

Total stockholders’ equity	34,859,058	15,659,115

	$40,104,221	$20,829,279

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 21 – Condensed Financial Information – Parent Company Only (continued)

FIRST CAPITAL BANCORP, INC.

(Parent Corporation Only)

Statement of Income

Year Ended December 31, 2007 and 2006

	2007	2006
Income
Interest income	$123,629	$—
Dividends	11,170	3,051

Total Income	134,799	3,051
Expenses
Interest	373,446	101,460
Legal	2,625	42,659
Other expenses	143	7,000

Total Expenses	376,214	151,119

Net loss before tax benefit	(241,415)	(148,068)
Income tax benefit	81,800	50,200

Net loss before undistributed equity in subsidiary	(159,615)	(97,868)
Undistributed equity in subsidiary	1,901,616	1,669,087

Net income	$1,742,001	$1,571,219

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Note 21 – Condensed Financial Information – Parent Company Only (concluded)

FIRST CAPITAL BANCORP, INC.

(Parent Corporation Only)

Statement of Cash Flows

For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash Flows from Operating Activities
Net income	$1,742,001	$1,571,219
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed earnings of subsidiary	(1,901,616)	(1,669,087)
Decrease (increase) in other assets	50,315	(50,656)
Increase in other liabilities	74,998	15,164

Net cash used in operations	(34,302)	(133,360)

Cash Flows from Investing Activities
Investment in FCRV Statutory Trust 1	—	(155,000)
Stock offering proceeds, net of related expenses	17,076,845	—
Exercise of stock options	24,000	—
Capital contribution to subsidiary	(10,000,000)	(4,500,000)

Net cash from (used) in investing activities	7,100,845	(4,655,000)

Cash Flows from Financing Activities
Proceeds for issuance of subordinated debt	—	5,155,000

Net cash provided by financing activities	—	5,155,000

Net increase in cash	7,066,543	366,640
Cash and cash equivalents, beginning of year	366,640	—

Cash and cash equivalents, end of year	$7,433,183	$366,640