Form 10QSB
period 2008-03-31
FIRST CAPITAL BANCORP, INC.
filed 2008-05-14
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

2,971,171 shares of Common Stock, par value $4.00 per share, were outstanding at April 30, 2008.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2008 and December 31, 2007

	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$11,536,607	$16,779,538
Federal funds sold	13,277,000	—
Short term debt securities	10,000,000	—

Total cash and cash equivalents	34,813,607	16,779,538

Investment securities:
Available for sale, at fair value	33,007,576	32,824,537
Restricted, at cost	3,804,040	3,183,739

Loans, net of allowance for losses	314,390,784	294,234,285
Loans held for sale	417,000	—
Premises and equipment, net	3,700,618	2,077,820
Accrued interest receivable	1,666,165	1,807,939
Deferred tax asset	395,505	319,097
Other assets	453,988	640,013

Total assets	$392,649,283	$351,866,968

LIABILITIES
Deposits
Noninterest-bearing	$36,116,494	$36,541,568
Interest-bearing	258,799,448	218,566,755

Total deposits	294,915,942	255,108,323

Accrued expenses and other liabilities	2,618,557	3,380,648
Securities sold under repurchase agreements	2,584,239	2,102,939
Federal funds purchased	—	9,261,000
Subordinated debt	7,155,000	7,155,000
Federal Home Loan Bank advances	50,000,000	40,000,000

Total liabilities	357,273,738	317,007,910

STOCKHOLDERS’ EQUITY
Common stock, $4.00 par value (authorized 5,000,000 shares; shares issued and outstanding, 2,971,171 at March 31, 2008 and December 31, 2007)	11,884,684	11,884,684
Additional paid-in capital	18,532,552	18,492,528
Retained earnings	4,933,415	4,518,278
Accumulated other comprehensive income (loss), net of tax	24,894	(36,432)

Total stockholders’ equity	35,375,545	34,859,058

Total liabilities and stockholders’ equity	$392,649,283	$351,866,968

See notes to consolidated financial statements.

First Capital Bancorp Inc. and Subsidiary

Consolidated Statements of Income

For the Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Interest income
Loans	$5,479,986	$3,964,356
Investments:
Taxable interest income	369,559	423,137
Tax exempt interest income	13,473	10,264
Dividends	47,470	30,601
Federal funds sold	113,038	74,812

Total interest income	6,023,526	4,503,170
Interest expense
Deposits	2,615,823	2,034,447
FHLB advances	457,065	255,824
Federal funds purchased	25,902	7,023
Subordinated debt and other borrowed money	123,865	141,638

Total interest expense	3,222,655	2,438,932
Net interest income	2,800,871	2,064,238
Provision for loan loss	325,000	122,000

Net interest income after provision for loan loss	2,475,871	1,942,238
Noninterest income
Fees on deposits	63,901	49,631
Fees on mortgage loans	12,383	46,386
Other	95,956	70,895

Total noninterest income	172,240	166,912

Noninterest expenses
Salaries and employee benefits	1,039,622	818,605
Occupancy expense	205,279	184,138
Data processing	138,127	124,198
Professional services	68,462	53,075
Advertising and marketing	43,652	28,006
FDIC assessment	51,000	20,871
Virginia franchise tax	82,000	45,000
Depreciation	85,831	85,562
Other expenses	291,251	211,789

Total noninterest expense	2,005,224	1,571,244
Net income before provision for income taxes	642,887	537,906
Income tax expense	227,750	187,900

Net income	$415,137	$350,006

Basic income per share	$0.14	$0.19

Diluted income per share	$0.14	$0.19

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance January 1, 2007	$7,184,084	$6,010,352	$2,776,277	($311,598)	$15,659,115
Net income	—	—	350,006	350,006	350,006
Other comprehensive loss
Unrealized holding gain arising during period, (net of tax, $31,230)	—	—	—	60,622	60,622

Total comprehensive income				$410,628

Stock based compensation expense	—	11,828	—	—	11,828

Balance March 31, 2007	$7,184,084	$6,022,180	$3,126,283	($250,976)	$16,081,571

Balance January 1, 2008	$11,884,684	$18,492,528	$4,518,278	($36,432)	$34,859,058
Net income	—	—	415,137	415,137	415,137
Other comprehensive loss
Unrealized holding gain arising during period, (net of tax, $31,592)	—	—	—	61,326	61,326

Total comprehensive income				$476,463

Stock based compensation expense	—	40,024	—	—	40,024

Balance at March 31, 2008	$11,884,684	$18,532,552	$4,933,415	$24,894	$35,375,545

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
Cash flows from operating activities
Net income	$415,137	$350,006
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	325,000	122,000
Depreciation of premises and equipment	85,831	85,562
Stock based compensation expense	40,024	11,828
Deferred income taxes	(108,000)	—
Net accretion of bond premiums/discounts	(36,775)	(1,257)
Decrease (increase) in other assets	186,025	(233,697)
Increase in accrued interest receivable	141,774	191,951
Increase (decrease) in accrued expenses and other liabilities	(762,091)	214,638

Net cash provided by operating activities	286,925	741,031

Cash flows from investing activities
Proceeds from maturities and calls of securities	17,614,286	8,000,000
Proceeds from paydowns of securities available-for-sale	725,265	588,017
Purchase of securities available-for-sale	(18,392,898)	—
Redemption (purchase) of FHLB Stock	(620,300)	181,300
Purchases of property and equipment	(195,081)	(149,679)
Purchase of land	(1,513,548)	—
Increase in loans held for sale	(417,000)	—
Net increase in loans	(20,481,499)	(11,578,893)

Net cash used in investing activities	(23,280,775)	(2,959,255)

Cash flows from financing activities
Net (decrease) increase in demand, savings and money market accounts	(3,618,504)	14,444,187
Net increase in certificates of deposit	43,426,123	15,538,787
Advances from FHLB	10,000,000	5,000,000
FHLB advances called	—	(10,000,000)
Decrease in Federal funds purchased	(9,261,000)	(6,026,000)
Net increase in repurchase agreements	481,300	69,644

Net cash provided by financing activities	41,027,919	19,026,618

Net increase in cash and cash equivalents	18,034,069	16,808,394
Cash and cash equivalents, beginning of period	16,779,538	12,032,026

Cash and cash equivalents, end of period	$34,813,607	$28,840,420

Supplemental disclosure of cash flow information
Interest paid during the period	$2,410,961	$2,488,163

Taxes paid during the period	$100,000	$228,533

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

In management’s opinion the accompanying consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. Results for the three month ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the financial statements of the Company as of and for the year ended December 31, 2007 filed as part of the Company’s annual report on Form 10-KSB. These interim financial statements should be read in conjunction with the annual financial statements.

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

The basic and diluted earnings per share calculations are as follows:

	Three Months Ended March 31,
	2008	2007
Net income (numerator, basic and diluted)	$415,137	$350,006
Weighted average number of shares outstanding (denominator)	2,971,171	1,796,021

Earnings per common share - basic	$0.14	$0.19

Effect of dilutive securities:
Weighted average number of shares outstanding	2,971,171	1,796,021
Effect of stock options	29,929	91,842

Diluted average shares outstanding (denominator)	3,001,100	1,887,863

Earnings per common share - assuming dilution	$0.14	$0.19

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

In January 2008, 5,000 options were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. These options vest over three years. The stock based compensation expensed during the quarter was $40,024 and is included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Available-for-sale
U.S. Government agencies	$20,068,027	$141,707		$20,209,734
Mortgage-backed securities	7,761,817	48,727	25,607	7,784,937
Corporate bonds	3,378,251	—	121,721	3,256,530
Tax-exempt municipal bonds	1,761,247	11,552	16,424	1,756,375

	$32,969,342	$201,986	$163,752	$33,007,576

	December 31, 2007
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Available-for-sale
U.S. Government agencies	$21,455,876	$50,543	$5,590	$21,500,829
Mortgage-backed securities	8,493,006	27,725	102,396	8,418,335
Corporate bonds	1,921,847	—	26,722	1,895,125
Tax-exempt municipal bonds	1,008,492	3,495	1,739	1,010,248

	$32,879,221	$81,763	$136,447	$32,824,537

The unrealized losses in the portfolio as of March 31, 2008 are considered temporary and are a result of the current interest rate environment and not increased credit risk. The Company has the ability and intent to hold debt securities in an unrealized loss position for the foreseeable future.

Note 6 – Loans

Major classifications of loans are as follows:

	March 31, 2008	December 31, 2007
	Amount	Amount
Commercial	$43,613,469	$44,366,926
Real estate - residential	85,694,299	83,035,119
Real estate - commercial	96,477,757	86,301,455
Real estate - construction	87,208,198	79,095,777
Consumer	4,420,132	4,105,713

Total loans	317,413,855	296,904,990

Less:
Allowance for loan losses	2,819,166	2,489,066
Net deferred fees	203,905	181,640

Loans, net	$314,390,784	$294,234,284

A summary of the transactions affecting the allowance for loan losses follows:

	Three Months Ended March 31,
	2008	2007
Balance, beginning of year	$2,489,066	$1,833,604
Provision for loan losses	325,000	122,000
Recoveries	5,100	—
Charge-offs	—	—

Balance, end of year	$2,819,166	$1,955,604

Note 7 – Premises and equipment

Major classifications of these assets are summarized as follows:

	March 31, 2008	December 31, 2007
Land	$1,741,553	$228,005
Building	719,434	719,434
Furniture and equipment	1,855,108	1,832,126
Leasehold improvements	717,498	711,598
Construction in progress	166,199	—

	5,199,792	3,491,163
Less accumulated depreciation	1,499,174	1,413,343

Premises and equipment, net	$3,700,618	$2,077,820

Note 8 – Stock Offering

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

Note 9 – Fair Value Disclosures

Effective January 1, 2008, the Company adopted FAS 157, Fair Value Measurement. FAS 157 clarifies the definition of fair value and describes methods available to appropriately measure fair value in accordance with generally accepted accounting principles. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

The fair value hierarchy under FAS 157 prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Levels 1, 2 and 3). Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability and reflect the reporting entity’s own evaluation about the assumptions that market participants would use in pricing the asset or liability.

SFAS 157 defines fair value as the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date.

Assets measured at fair value on a recurring basis are summarized below:

	March 31, 2008
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Available-for-sale securities
U.S. Government agencies	$20,210	$—	$—	$20,210
Mortgage-backed securities	—	7,785	—	7,785
Corporate bonds	—	3,257	—	3,257
Municipal bonds	—	1,756	—	1,756

Total	$20,210	$12,798	$—	$33,008

Level 1 – Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Assets utilizing Level 1 inputs include U. S. Government agency securities.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets utilizing Level 2 inputs include mortgage-backed securities, corporate and municipal bonds.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The Company had no Level 3 assets.

Note 10 – Recently Issued Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with the option of electing fair value as an alternative measurement for most financial assets and liabilities. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Under SFAS No. 159, fair value is used for both the initial and subsequent measurement of the designated assets and/or liabilities, with the changes in value recognized in earnings. The Company adopted this statement on January 1, 2008 and did not elect the SFAS No. 159 fair value option for any of its financial assets or liabilities, therefore the adoption did not have an impact on its consolidated financial position, consolidated results of operations, or liquidity.

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

The Bank currently serves its customers through the following six full-service offices: the main office located at 4101 Dominion Boulevard in Glen Allen, Virginia, a branch located at 409 South Washington Highway in Ashland, Virginia, a branch located at 1580 Koger Center Boulevard in Chesterfield County, Virginia, a branch located at 1776 Staples Mill Road near the Richmond / Henrico County boundary, a branch located in Forest Office Park in Henrico County and at 901 E. Cary Street in the James Center in Richmond, Virginia.

The following discussion represents management’s discussion and analysis of the financial condition and results of operations for the Company as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007. It should be read in conjunction with the financial statements included elsewhere herein.

SUMMARY OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Financial Condition Summary

March 31, 2008 as Compared to December 31, 2007

Total assets increased $40.8 million, or 11.6%, for the first three months of 2008 to $392.6 million compared with $351.9 million at December 31, 2007. The increase in total assets during the first quarter resulted from the growth of our business and customer base. Net loans increased $20.2 million to $314.4 million at March 31, 2008, an increase of 6.9% over net loans of $294.2 million at December 31, 2007. Deposits increased $39.8 million to $294.9 million or 15.6% for the first three months of 2008. Federal Home Loan Bank advances totaled $50.0 million at March 31, 2008, an increase of $10.0 million from year end 2007. Federal funds purchased decreased $9.3 million from December 31, 2007 to $0.

At March 31, 2008, as compared to March 31, 2007, net loans increased $103.2 million to $314.4 million, an increase of 48.9%. Deposits increased $70.6 million to $294.9 million, an increase of 31.5% over the same period. Assets stood at $392.6 million, up $115.7 million from $276.9 million at March 31, 2007, an increase of 41.8%.

As of March 31, 2008 and December 31, 2007, our regulatory capital levels exceeded those established for well-capitalized institutions.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

Net income for the three months ended March 31, 2008 increased 18.6% to $415 thousand, or $0.14 basic and diluted earnings per share compared to $350 thousand for the three months ended March 31, 2007, or $0.19 basic and diluted earnings per share. The increase in net income was due primarily to the growth of the loan portfolio as loans grew $20.2 million for the three months ended March 31, 2008 and $103.2 million from March 31, 2007 to March 31, 2008. The loan portfolio continues to be funded with deposit growth and, when advantageous, through borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). Deposits increased $39.8 million for the three months ended Marched 31, 2008 and $70.6 million from March 31, 2007 to March 31, 2008. Advances from the FHLB grew $10.0 million in the first quarter of 2008 and $25 million from March 31, 2007. In addition, the Company closed a public offering in June 2007 of 1,202,000 shares at $15.75 and closed on the underwriters’ exercise of the over-allotment option consisting of an additional 152,900 shares at $15.75 in July 2007, resulting in increases in cash and net worth of the Company totaling $17.1 million.

Net interest income increased by $737 thousand, or 35.7%, from $2.1 million in the first quarter of 2007 to $2.8 million in the first quarter of 2008. This increase in net interest income is a direct result of our growth in loans. The yield on our earning assets declined faster than the cost of our funds due to the drastic actions of the Federal Reserve Bank during the first quarter of 2008. The federal funds targeted rate and the associated prime rate of interest dropped 100 basis points late in 2007 and 200 basis points during the first quarter of 2008, resulting in a significant decline in this key rate that is tied to 40.1% of the loan portfolio having a daily rate change. Although the vast majority of our time deposits are set to reprice in the next twelve months and will lower funding costs, this rapid reduction in rates put pressure on our net interest margin. The net interest margin decreased 19 basis points for the three months ended March 31, 2008 to 3.16% as compared to 3.35% for the three months ended March 31, 2007. The yield on interest earning assets decreased from 7.31% for the quarter ended March 31, 2007 to 6.79% for the quarter ended March 31, 2008. The cost of interest bearing liabilities decreased 39 basis points from 4.68% for the quarter ended March 31, 2007 to 4.29% for the quarter ended March 31, 2008. Cost of deposits decreased from 4.66% for the quarter ended March 31, 2007 to 4.33% for the quarter ended March 31, 2008. Money market accounts (“MMA”) had the largest decrease in interest rates. MMA accounts decreased 154 basis points due to decreases in the prime rate.

Noninterest income increased by $5 thousand, or 3.2%, from $167 thousand in the first quarter of 2007 to $172 thousand in the first quarter of 2008. This increase in noninterest income is attributable to increases in fees on deposits and other income of $39 thousand offset by a reduction in fees on mortgage loans of $34 thousand. Reduction in fees on mortgage loans was the result of turmoil in the financial markets as single family originations decreased significantly in the quarter as compared to 2007.

Noninterest expense increased $434 thousand, or 27.6%, from $1.6 million in the first quarter of 2007 to $2.0 million in the first quarter of 2008. This increase in noninterest expense is attributable to the growth and expansion of the Company. Salaries and employee benefits represented the largest dollar increase of $221 thousand which represent a 27% increase. We opened and staffed our sixth branch in February 2007 and added two experienced lenders with support staff. Occupancy increased as the result of the new branch in 2007 and additional space at the corporate headquarters. Virginia franchise tax increased $37 thousand dollars as a result of additional investment in First Capital Bank by First Capital Bancorp, Inc. in 2007. Franchise tax is based on net worth of the subsidiary. Other expenses increased $79 thousand as a result of growth of the Company and expenses associated with the new branch in 2007.

The provision for loan losses increased from $122 thousand for the first quarter of 2007 to $325 thousand for the three months ended March 31, 2008 and up for $238 thousand for the fourth quarter of 2007. This increase was driven by loan growth and not due to credit quality issues. The reserve for loan losses of $2.8 million represents 0.89% of total loans as of March 31, 2008, up from .84% at December 31, 2007. Asset quality on the $317.4 million loan portfolio remained strong. There were three non-performing loans at March 31, 2008 totaling $59 thousand which represent .02% of loans. One nonaccrual loan totaled $47 thousand and has an SBA guarantee of $25 thousand. No losses are expected from these non-performing assets.

Net interest income

Net interest income represents our principal source of earnings. Net interest income is the amount by which interest generated from earning assets exceeds the expense of funding those assets. Changes in volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income

Earning assets consist primarily of loans, investment securities and other investments. Interest-bearing liabilities consist principally of deposits, Federal Home Loan Bank advances and other borrowings. Since January 1, 2007, the Board of Governors of the Federal Reserve decreased short-term interest rates by 500 basis points.

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted-average yields and rates. The average balances used in these tables were calculated using daily average balances.

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended March 31,
	2008			2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income	$306,723	$5,480	7.19%	$205,039	$3,964	7.84%
Investment securities:
U.S. Agencies	17,897	244	5.47%	25,010	307	4.97%
Mortgage backed securities	8,176	89	4.36%	10,972	116	4.31%
Municipal securities	1,411	13	3.84%	1,012	10	4.12%
Corporate bonds	2,638	37	5.71%	—	—	—
Other investments	3,446	48	5.54%	2,097	31	5.92%

Total investment securities	33,568	431	5.16%	39,091	464	4.81%
Federal funds sold	16,541	113	2.75%	5,829	75	5.21%

Total earning assets	$356,832	$6,024	6.79%	$249,959	$4,503	7.31%

Cash and cash equivalents	10,276			5,226
Allowance for loan losses	(2,640)			(1,912)
Other assets	6,211			4,007

Total assets	$370,679			$257,280

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest checking	$9,513	$19	0.81%	$8,037	$13	0.63%
Money market deposit accounts	44,067	272	2.48%	36,136	358	4.02%
Statement savings	681	2	1.03%	1,125	4	1.52%
Certificates of deposit	188,603	2,323	4.95%	131,630	1,659	5.11%

Total interest-bearing deposits	242,864	2,616	4.33%	176,928	2,034	4.66%

Fed funds purchased	2,290	26	4.55%	538	7	5.30%
Repurchase agreements	2,130	11	2.02%	1,658	19	4.65%
Subordinated debt	7,155	113	6.36%	7,155	123	6.95%
FHLB advances	47,527	457	3.87%	24,967	256	4.16%

Total interest-bearing liabilities	301,966	3,223	4.29%	211,246	2,439	4.68%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	31,433			27,606
Other liabilities	2,189			2,582

Total liabilities	33,622			30,188
Shareholders’ equity	35,091			15,846
Total liabilities and shareholders’ equity	$370,679			$257,280

Net interest income		$2,801			$2,064

Interest rate spread			2.50%			2.63%

Net interest margin			3.16%			3.35%

Ratio of average interest earning assets to average interest-bearing liabilities			118.17%			118.33%

FINANCIAL CONDITION

Loan Portfolio

The following table presents the composition of the loan portfolio at the dates indicated:

	March 31, 2008		December 31, 2007		March 31, 2007
	Amount	Percentages	Amount	Percentages	Amount	Percentage
Commercial	$43,613,469	13.74%	$44,366,926	14.94%	$28,069,881	13.16%
Real estate - residential	85,694,299	27.00%	83,035,119	27.97%	67,947,082	31.86%
Real estate - commercial	96,477,757	30.40%	86,301,455	29.07%	66,198,956	31.04%
Real estate - construction	87,208,198	27.47%	79,095,777	26.64%	48,523,635	22.76%
Consumer	4,420,132	1.39%	4,105,713	1.38%	2,509,074	1.18%

Total loans	317,413,855	100.00%	296,904,990	100.00%	213,248,628	100.00%

Less:
Allowance for loan losses	2,819,166		2,489,066		1,955,874
Net deferred fees	203,905		181,640		84,378

Loans, net	$314,390,784		$294,234,284		$211,208,376

Allowance for loan losses

The allowance for loan losses at March 31, 2008 was $2.8 million, compared to $2.0 million at March 31, 2007. The ratio of the allowance for loan losses to gross portfolio loans was 0.89% at March 31, 2008 as compared to 0.92% at March 31, 2007. At March 31, 2008, the Company had four non-performing loans which totaled $116 thousand. At March 31, 2007, the Company had one non-performing loan which totaled $120 thousand. The amount of the allowance for loans losses is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, loan concentrations, historical loan loss experience, delinquency trends and assessment of present and anticipated economic conditions.

The following table presents activity in the allowance for loan losses for the periods indicated:

Analysis of Allowance for Loan Losses

	Three Months Ended March 31,
	2008	2007
Beginning balance	$2,489,066	$1,833,874
Provision for loan losses	325,000	122,000
Charge-offs	—	—
Recoveries	5,100	—

Ending balance	$2,819,166	$1,955,874

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period.	0.89%	0.92%

Bank Premises and Equipment

All of the Bank’s properties are in good operating condition and are adequate for the Bank’s present needs. There are plans to relocate the main office from 4101 Dominion Boulevard, Glen Allen, Virginia to 11001 West Broad Street, Glen Allen, Virginia an independent free standing facility. The land was purchased and construction began in the first quarter of 2008. Relocation is anticipated in the third quarter of 2008.

Deposits

Total deposits increased by $39.8 million, or 15.6% for the first three months of 2008. During the first three months of 2007, the increase in deposits occurred in interest-bearing accounts. Certificates of deposit increased by $43.4 million, money market and NOW accounts decreased by $3.2 million and interest-bearing demand deposits decreased by $456 thousand.

The mix of our deposits continues to be weighted toward certificates of deposit which represent 68.6% of our total deposits as of March 31, 2008. Certificates of deposit as a percentage of total deposits were 62.3% at December 31, 2007.

The average cost of interest-bearing deposits for the three months ended March 31, 2008 and 2007 was 4.33% and 4.66%, respectively. This decrease in our average cost of interest-bearing deposits is attributable to the overall decrease in interest rates resulting from the actions by the Federal Reserve to decrease short-term rates. Existing certificates of deposit during the first quarter of 2008 continued to roll down to current market rates.

Borrowings

We use borrowings to supplement deposits when they are available at a lower overall cost than is available from retail deposits and to assist in asset liability management.

Subordinated debt totaled $7.2 million as of March 31, 2007 and 2006. $5.2 million in subordinated debt was issued in September 2006. The subordinated debt issued in September 2006 may be included in Tier 1 capital for regulatory adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The securities have a LIBOR-indexed rate of interest (three-month LIBOR plus 1.70%) which adjust, and is payable quarterly. The interest rate at March 31, 2008 and 2007 was 4.50% and 7.05%, respectively. The portion of subordinated debt not considered as Tier 1 capital may be included in Tier 2 capital. The $2.0 million in subordinated debt issued in December 2005, qualifies as Tier 2 capital only and carries a fixed rate of 6.33%.

As of March 31, 2008, the Company had borrowed $50.0 million from the FHLB, an increase of $10.0 million from December 31, 2007. The advances have an average interest rate of 3.76% and are callable in one to five years with a final maturity of ten years. The proceeds were used to fund loan growth. The FHLB advances are secured by our residential and commercial mortgage loans and the pledge of our FHLB stock.

We have $2.6 million outstanding under securities sold under repurchase agreements as of March 31, 2008 and $2.1 million at December 31, 2007. These agreements are generally corporate cash management accounts for our larger corporate depositors. These agreements are settled on a daily basis and the securities underlying the agreements remain under the bank’s control.

Capital Resources

Stockholders’ equity at March 31, 2008 was $35.4 million or 9.01% of assets, compared to $34.9 million at December 31, 2007. The $516 thousand increase in equity during the first three months of 2008 was due to net income of $415 thousand, the impact of the change in valuation of other comprehensive income of $61 thousand and equity addition resulting from stock-based compensation of $40 thousand.

The Bank’s current capital position meets the definition of a well-capitalized institution. The following table presents the capital ratios at the dates indicated:

Capital Ratios

	March 31, 2008	December 31, 2007	Well Capitalized Requirement
Capital ratios
Tier 1 risk-based capital ratio	11.91%	12.98%	6.00%

Total risk-based capital ratio	13.32%	14.44%	10.00%

Leverage ratio	10.93%	12.50%	5.00%

Off Balance Sheet Arrangements and Commitments

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2008 and December 31, 2007, pre-approved but unused lines of credit for loans totaled approximately $140.2 million and $138.6 million, respectively. In addition, we had $8.8 million in financial and performance standby letters of credit at March 31, 2008 and December 31, 2007, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

Liquidity

Liquidity provides the Company with the ability to meet normal deposit withdrawals, while also providing for the credit needs of our customers. We are committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2008, cash and cash equivalents totaled $21.5 million. Investment securities available for sale and not pledged totaled $16.1 million, for a total of 13.0% of total assets, which we believe is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including lines of credit, purchase of federal funds, term loans through the Federal Home Loan Bank and correspondent banks.

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

The data in the following table reflects repricing or expected maturities of various assets and liabilities at March 31, 2008. The gap analysis represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree.

	March 31, 2008
	1 to 90 Days	90 Days to 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning Assets:
Gross loans	$129,409	$18,050	$59,875	$79,301	$30,778	$317,413
Investment securities	3,579	1,650	2,735	386	24,658	33,008
Federal funds sold	13,277	—	—	—	—	13,277

Total rate sensitive assets	$146,265	$19,700	$62,610	$79,687	$55,436	$363,698

Cumulative totals	146,265	165,965	228,575	308,262	363,698

Interest-Bearing Liabilities:
Interest checking	$—	$4,710	$4,517	$—	$—	$9,227
Money market accounts	31,235	8,500	6,891	—	—	46,626
Savings deposits	—	—	596	—	—	596
Certificates of deposit	32,143	119,664	30,817	19,726	—	202,350
FHLB borrowing and subordinated debt	10,155	35,000	12,000	—	—	57,155
Other liabilities	2,584	—	—	—	—	2,584

Total rate sensitive liabilities	$76,117	$167,874	$54,821	$19,726	$—	$318,538

Cumulative totals	76,117	243,991	298,812	318,538	318,538

Interest sensitivity gap	$70,148	$(148,174)	$7,789	$59,961	$55,436

Cumulative interest sensitivity gap	70,148	(78,026)	(70,237)	(10,276)	45,160

Cumulative interest sensitive gap as a percentage of earning assets	19.3%	-21.5%	-19.3%	-2.8%	12.4%

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – None to report

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders – None to report

Item 5.	Other Information – None to report

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of First Capital Bancorp, Inc. (1)

3.2	Bylaws of First Capital Bancorp, Inc. (1)

31.1	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

31.2	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

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

First Capital Bancorp, Inc.

Date: May 14, 2008	By:	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President and Chief Executive Officer

	By:	/s/ William W. Ranson
William W. Ranson
Chief Financial Officer, Treasurer and Secretary

Index of Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of First Capital Bancorp, Inc. (1)

3.2	Bylaws of First Capital Bancorp, Inc. (1)

31.1	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2007.

31.2	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2007.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2007.

(1)

Expressly incorporated by reference from the Company’s Report on Form 10-QSB filed with the Securities and Exchange Commission on November 13, 2006. The Exhibit number set forth above corresponds to the exhibit number in such Form 10-QSB.