Form 10-Q
period 2008-06-30
FIRST CAPITAL BANCORP, INC.
filed 2008-08-14
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

804-273-1160

(Issuer’s telephone number)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

2,971,171 shares of Common Stock, par value $4.00 per share, were outstanding at August 8, 2008.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2008 and December 31, 2007

	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$11,430,761	$16,779,538
Short term debt securities	9,999,736	—

Total cash and cash equivalents	21,430,497	16,779,538

Investment securities:
Available for sale, at fair value	29,736,569	32,824,537
Restricted, at cost	3,804,040	3,183,739

Loans, net of allowance for losses	332,409,166	294,234,285
Loans held for sale	299,000	—
Premises and equipment, net	5,647,461	2,077,820
Accrued interest receivable	1,776,752	1,807,939
Deferred tax asset	770,043	319,097
Other assets	588,554	640,013

Total assets	$396,462,082	$351,866,968

LIABILITIES
Deposits
Noninterest-bearing	$38,019,594	$36,541,568
Interest-bearing	250,201,409	218,566,755

Total deposits	288,221,003	255,108,323

Accrued expenses and other liabilities	2,635,019	3,380,648
Securities sold under repurchase agreements	2,270,491	2,102,939
Federal funds purchased	10,903,000	9,261,000
Subordinated debt	7,155,000	7,155,000
Federal Home Loan Bank advances	50,000,000	40,000,000

Total liabilities	361,184,513	317,007,910

STOCKHOLDERS’ EQUITY
Common stock, $4.00 par value (authorized 5,000,000 shares; shares issued and outstanding, 2,971,171 at June 30, 2008 and December 31, 2007)	11,884,684	11,884,684
Additional paid-in capital	18,571,626	18,492,528
Retained earnings	5,319,586	4,518,278
Accumulated other comprehensive income (loss), net of tax	(498,327)	(36,432)

Total stockholders’ equity	35,277,569	34,859,058

Total liabilities and stockholders’ equity	$396,462,082	$351,866,968

See notes to unaudited consolidated financial statements.

First Capital Bancorp Inc. and Subsidiary

Consolidated Statements of Income

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income
Loans	$5,394,470	$4,291,749	$10,874,456	$8,256,105
Investments:
Taxable interest income	356,780	353,846	726,339	776,983
Tax exempt interest income	16,342	10,264	29,815	20,528
Dividends	57,784	32,141	105,254	62,742
Federal funds sold	44,670	133,248	157,708	208,060

Total interest income	5,870,046	4,821,248	11,893,572	9,324,418

Interest expense
Deposits	2,557,080	2,194,999	5,172,903	4,229,446
FHLB advances	468,353	264,785	925,418	520,609
Federal funds purchased	6,500	—	32,402	7,023
Subordinated debt and other borrowed money	100,755	146,974	224,620	288,612

Total interest expense	3,132,688	2,606,758	6,355,343	5,045,690
Net interest income	2,737,358	2,214,490	5,538,229	4,278,728
Provision for loan loss	310,000	130,000	635,000	252,000

Net interest income after provision for loan loss	2,427,358	2,084,490	4,903,229	4,026,728
Noninterest income
Fees on deposits	60,472	49,695	124,373	99,326
Other	138,226	139,753	246,565	257,034

Total noninterest income	198,698	189,448	370,938	356,360

Noninterest expenses
Salaries and employee benefits	1,036,924	936,118	2,076,546	1,754,723
Occupancy expense	213,790	187,802	419,069	371,940
Data processing	156,417	135,020	294,544	259,218
Professional services	40,899	28,181	109,361	81,256
Advertising and marketing	69,841	15,645	113,493	43,650
FDIC assessment	51,000	40,767	102,000	61,638
Virginia franchise tax	82,000	45,000	164,000	90,000
Depreciation	87,493	83,914	173,324	169,476
Other expenses	289,321	248,992	580,572	460,782

Total noninterest expense	2,027,685	1,721,439	4,032,909	3,292,683
Net income before provision for income taxes	598,371	552,499	1,241,258	1,090,405
Income tax expense	212,200	190,400	439,950	378,300

Net income	$386,171	$362,099	$801,308	$712,105

Basic income per share	$0.13	$0.19	$0.27	$0.38

Diluted income per share	$0.13	$0.18	$0.27	$0.37

See notes to unaudited consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance January 1, 2007	$7,184,084	$6,010,352	$2,776,277	$(311,598)	$15,659,115
Stock offering	4,080,000	11,985,000	—	—	16,065,000
Cost associated with stock offering	—	(1,071,592)	—	—	(1,071,592)
Net income	—	—	712,105	712,105	712,105
Other comprehensive loss
Unrealized holding gain arising during period, (net of tax, $31,230)	—	—	—	(91,217)	(91,217)

Total comprehensive income				$620,888

Stock based compensation expense	—	25,069	—	—	25,069

Balance June 30, 2007	$11,264,084	$16,948,829	$3,488,382	$(402,815)	$31,298,480

Balance January 1, 2008	$11,884,684	$18,492,528	$4,518,278	$(36,432)	$34,859,058
Net income	—	—	801,308	801,308	801,308
Other comprehensive loss
Unrealized holding gain arising during period, (net of tax, $237,946)	—	—	—	(461,895)	(461,895)

Total comprehensive income				$339,413

Stock based compensation expense	—	79,098	—	—	79,098

Balance at June 30, 2008	$11,884,684	$18,571,626	$5,319,586	$(498,327)	$35,277,569

See notes to unaudited consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
Cash flows from operating activities
Net income	$801,308	$712,105
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	635,000	252,000
Depreciation of premises and equipment	173,324	169,476
Stock based compensation expense	79,098	25,069
Deferred income taxes	(213,000)	—
Net accretion of bond premiums/discounts	(37,099)	(1,472)
Increase in loans held for sale	(299,000)	—
Decrease (increase) in other assets	51,459	(329,763)
Decrease in accrued interest receivable	31,187	27,358
Decrease in accrued expenses and other liabilities	(745,629)	(48,300)

Net cash provided by operating activities	476,648	806,473

Cash flows from investing activities
Proceeds from maturities and calls of securities	19,500,000	8,000,000
Proceeds from paydowns of securities available-for-sale	1,318,123	1,501,262
Purchase of securities available-for-sale	(18,392,898)	(1,497,000)
Redemption (purchase) of restricted investment securities	(620,300)	181,150
Purchases of property and equipment	(167,151)	(197,632)
Purchase of land and building	(2,301,794)	—
Construction in process	(1,274,020)	—
Net increase in loans	(38,809,881)	(27,007,103)

Net cash used in investing activities	(40,747,921)	(19,019,323)

Cash flows from financing activities
Net (decrease) increase in demand, savings and money market accounts	(10,812,634)	20,999,615
Net increase in certificates of deposit	43,925,314	3,741,586
Stock offering proceeds, net of related expenses	—	14,993,408
Advances from FHLB	10,000,000	5,000,000
FHLB advances called	—	(10,000,000)
Increase (decrease) in Federal funds purchased	1,642,000	(6,026,000)
Net increase in repurchase agreements	167,552	443,224

Net cash provided by financing activities	44,922,232	29,151,833

Net increase in cash and cash equivalents	4,650,959	10,938,983

Cash and cash equivalents, beginning of period	16,779,538	12,032,026

Cash and cash equivalents, end of period	$21,430,497	$22,971,009

Supplemental disclosure of cash flow information
Interest paid during the period	$6,318,398	$5,090,090

Taxes paid during the period	$740,000	$713,533

See notes to unaudited consolidated financial statements.

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

In management’s opinion the accompanying consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June 30, 2008 and December 31, 2007 and for the three months ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. Results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

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

The basic and diluted earnings per share calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (numerator, basic and diluted)	$386,171	$362,099	$801,308	$712,105
Weighted average number of shares outstanding (denominator)	2,971,171	1,919,318	2,971,171	1,858,010

Earnings per common share—basic	$0.13	$0.19	$0.27	$0.38

Effect of dilutive securities:
Weighted average number of shares outstanding	2,971,171	1,919,318	2,971,171	1,858,010
Effect of stock options	19,738	81,275	27,207	86,259

Diluted average shares outstanding (denominator)	2,990,910	2,000,593	2,998,378	1,944,269

Earnings per common share—assuming dilution	$0.13	$0.18	$0.27	$0.37

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

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Available-for-sale
U.S. Government agencies	$18,185,009	$12,796	$383,078	$17,814,727
Mortgage-backed securities	7,164,415	6,711	130,003	7,041,123
Corporate bonds	3,382,289	—	233,021	3,149,268
Tax-exempt municipal bonds	1,759,382	—	27,931	1,731,451

	$30,491,095	$19,507	$774,033	$29,736,569

	December 31, 2007
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Available-for-sale
U.S. Government agencies	$21,455,876	$50,543	$5,590	$21,500,829
Mortgage-backed securities	8,493,006	27,725	102,396	8,418,335
Corporate bonds	1,921,847	—	26,722	1,895,125
Tax-exempt municipal bonds	1,008,492	3,495	1,739	1,010,248

	$32,879,221	$81,763	$136,447	$32,824,537

The unrealized losses in the portfolio as of June 30, 2008 are considered temporary and are a result of the current interest rate environment and not increased credit risk. The Company has the ability and intent to hold debt securities in an unrealized loss position for the foreseeable future.

Note 6 – Loans

Major classifications of loans are as follows:

	June 30, 2008		December 31, 2007
	Amount	Percentages	Amount	Percentages
Commercial	$46,792,129	13.94%	$44,366,926	14.94%
Real estate—residential	94,417,033	28.12%	83,035,119	27.97%
Real estate—commercial	99,547,787	29.65%	86,301,455	29.07%
Real estate—construction	88,715,358	26.43%	79,095,777	26.64%
Consumer	6,247,649	1.86%	4,105,713	1.38%

Total loans	$335,719,956	100.00%	$296,904,990	100.00%

Less:
Allowance for loan losses	3,129,166		2,489,066
Net deferred fees	181,624		181,640

Loans, net	$332,409,166		$294,234,284

A summary of the transactions affecting the allowance for loan losses follows:

Activity in the allowance for loan losses for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$2,819,166	$1,955,874	$2,489,066	$1,833,604
Provision for loan losses	310,000	130,000	635,000	252,000
Loans charge-offs	—	23,822	—	23,822
Recoveries	—	42	5,100	312

Ending balance	$3,129,166	$2,062,094	$3,129,166	$2,062,094

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period.	0.94%	0.90%	0.94%	0.90%

Note 7 – Premises and equipment

Major classifications of these assets are summarized as follows:

	June 30, 2008	December 31, 2007
Land	$2,216,554	$228,005
Building	1,032,679	719,434
Furniture and equipment	1,993,377	1,832,126
Leasehold improvements	717,497	711,598
Construction in progress	1,274,020	—

	7,234,127	3,491,163
Less accumulated depreciation	1,586,666	1,413,343

Premises and equipment, net	$5,647,461	$2,077,820

Note 8 – Stock Offering

On June 19, 2007, the Company closed on a public stock offering of 1,020,000 shares of common stock at $15.75 per share. The offering was underwritten by two local brokerage houses. Gross proceeds totaled $16.1 million.

On July 11, 2007, an additional 152,900 shares of common stock were issued as a result of the exercise of the over-allotment option granted to the underwriters of the Company’s public offering of 1,020,000 shares of common stock at $15.75 per share. The gross proceeds to the Company from this exercise of the over-allotment option were $2.4 million.

Total costs of the offerings were $1.4 million. The Company will use the net proceeds from the offering to increase equity and for general corporate purposes, including using the net proceeds to provide additional equity to the Bank to support the growth of its operations.

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

Assets measured at fair value on a recurring basis are summarized below:

	June 30, 2008
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
	(Dollars in thousands)
`
Available-for-sale securities
U.S. Government agencies	$17,816	$—	$—	$17,816
Mortgage-backed securities	—	7,041	0	7,041
Corporate bonds	—	3,149	0	3,149
Municipal bonds	—	1,731	0	1,731

Total	$17,816	$11,921	$—	$29,737

Loans held for sale	$—	$—	$299	$299

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

Residential loans held for sale

Loans held for sale are required to be measured at lower of cost or fair value. Under SFAS 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value.

The Bank did not make any changes to its valuation techniques during the six months ended June 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Bank will adopt the provisions of SFAS No. 161 in the first quarter 2009. The Bank does not expect the adoption of the provisions of SFAS No. 161 to have a material effect on the its financial condition and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Bank’s financial position, results of operations and cash flows.

ITEM 2.

FIRST CAPITAL BANCORP, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on important factors affecting the Company’s financial condition and results of operations. The discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements.

This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Company. There forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected included the following:

•	General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain balances.

•	Changes in interest rates could reduce income.

•	Competitive pressures among financial institutions may increase.

•	The businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards.

•	New products developed or new methods of delivering products could result in a reduction in business and income for the Company.

•	Adverse changes may occur in the securities market.

Earnings Summary

First Capital Bancorp, Inc. reported net income of $801,308 for the six months ending June 30, 2008, compared to $712,105 for the same period in 2007, an increase of $89,203 or 12.5%. Net income for the three months ended June 30, 2008 was $386,171, up $24,072 or 6.7% from $362,099 for the same period in 2007. Net interest income increased 23.6% or $522,868 during the second quarter of 2008, when compared to 2007 and 29.4% or $1,259,501 to $5,538,229 during the first six months of 2008, when compared to 2007. For the second quarter of 2008, noninterest income was $198,698, an increase of 4.9%. Noninterest income increased 4.1% to $370,938 during the six months ended June 30, 2008 when compared to $356,360 for the same period in 2007. Noninterest expenses totaled $2,027,685, an increase of $306,246, or 17.8% for the second quarter of 2008 compared to 2007, and $4,032,909, an increase of $740,226, or 22.5% for the first six months of 2008 compared to 2007. Basic and diluted earnings per share of common stock were $0.13 and $0.13 for the second three months of 2008 compared to $0.19 and $0.18 for 2006. For the first six months of 2008, basic and diluted earnings per share of common stock were $0.27 and $0.27 compared to $0.38 and $0.37 for 2007. The decrease in earnings per share was the result of the issuance of 1,020,000 shares of common stock as the result of a stock offering in 2007.

For the six months ended June 30, 2008, profitability as measured by the Company’s annualized return on average assets (ROA) was 0.43% compared to 0.54% for the same period in 2007. For the second quarter of 2008 ROA was 0.40% compared to 0.53% in 2007. ROA decreased due to the continued rapid growth of the Company. Another measure of the Company’s profitability, the annualized return on average equity (ROE) was 4.39% for the second quarter of 2008 compared to 7.88% for the same period in 2007. For the six months ended June 30, 2008 and 2007, ROE was 4.57% and 8.38%, respectively. ROE was negatively impacted by the public stock offering in 2007 in which $17,076,845 in additional capital was raised.

Net Interest Income

Net interest income represents a principal source of earnings for the Company. In 2008, increases in net interest income are attributable primarily to the overall growth of the Company, offset by drastic actions of the Federal Reserve Bank’s Open Market Committee (FOMC). The FOMC cut the federal funds targeted rate and the associated prime rate of interest by 200 basis points during the first quarter of 2008 and an additional 25 basis points during the second quarter of 2008, resulting in a significant decline in the key rate that is tied to over 40% of the Company’s loan portfolio having a daily rate change. Although the vast majority of our time deposits are set to reprice in the next twelve months and will lower funding costs, this rapid reduction in rates put pressure on our net interest margin.

Net interest margin decreased 40 basis points for the three months ended June 30, 2008 to 2.96% as compared to 3.36% for the quarter ended June 30, 2007. The yield on earning assets decreased from 7.32% for the quarter ended June 30, 2007 to 6.36% for the quarter ended June 30, 2008. The cost of interest bearing liabilities decreased 74 basis points to 4.01% for the quarter ended June 30, 2008 as compared to 4.75% for the same period in 2007. Net interest margin for the six months ended June 30, 2008 was 3.08%, down 28 basis points from 3.36% for the same period in 2007.

Total interest and fees on loans, the largest component of net interest income, increased 25.7%, or $1,102,721 to $5,394,470 during the second quarter of 2008 compared to $4,291,749 for the same period in 2007. Year-to-date 2008 interest and fees on loans totaled $10,874,456, an increase of 31.7% over the 2007 year-to-date total of $8,256,105.

Interest on investment securities increased 2.5% to $373,122 for the second quarter of 2008 compared to $364,110 for the same period of 2007. Year-to-date, interest on investment securities decreased to $756,154 from $797,511, or 5.2% for the same period of 2008. Interest on federal funds sold decreased $88,578 for the three months ended June 30, 2008 to $44,670 from $133,248 for the same period in 2007. For the six months ended June 30, 2008, interest on federal funds sold decreased $50,352 to $157,708 as compared to $208,060 for the same period in 2007. The reduction in the interest on federal funds sold was due to the reduction in the rate on federal funds sold during the periods.

Dividends on restricted equity securities totaled $57,784 compared to $32,141 in the second three months of 2008, as a result of higher balances in stock of the Federal Reserve and the Federal Home Loan Bank of Atlanta. For the six month period ended June 30, 2008, dividends on restricted equity stocks increased $42,512 to $105,254, a 67.8% increase over the 2007 six month total of $62,742.

Interest expense on deposits increased $362,081 or 16.5% for the second quarter of 2008 and $943,457 or 22.3% year-to date compared to 2007. The increase in deposit expense is due to the increase in average outstanding deposits, arising from the overall growth of the Company and offset by a decrease in the overall rates paid on deposits. Interest expense on borrowings totaled $575,608 for the second quarter of 2008 an increase of $163,849, or 39.8%, over the same period of 2007. Year-to-date, interest on borrowings increased $366,196 or 44.9% to $1,182,440 from $816,244 for the same period of 2007. Increased borrowing needs due to funding loan growth offset by lower rates contributed to the increase.

Average Balances, Income and Expenses, Yields and Rates

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

	Average Balances, Income and Expenses, Yields and Rates
	Three Months Ended June 30,
	2008			2007
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
	(Dollars in thousands)
Earning Assets:
Loans, net of unearned income:	$326,787	$5,394	6.64%	$219,019	$4,292	7.86%
Investment securities:
U.S. Agencies	19,111	227	4.77%	21,699	247	4.56%
Mortgage backed securities	7,504	82	4.37%	10,213	107	4.21%
Municipal securities	1,761	16	3.73%	1,010	10	4.07%
Corporate notes	3,380	48	5.78%	—	—	0.00%
Other investments	3,715	58	6.26%	2,119	32	6.08%

Total investment securities	35,471	431	4.89%	35,041	396	4.54%

Federal funds sold	9,178	45	1.96%	10,280	133	5.20%

Total earning assets	371,436	5,870	6.36%	264,340	4,821	7.32%

Cash and cash equivalents	9,713			5,728
Allowance for loan losses	(2,954)			(2,055)
Other nonearning assets	6,952			4,149

Total assets	$385,147			$272,162

Interest bearing liabilities:
Interest checking	$8,861	$8	0.39%	$7,882	$21	1.06%
Money market deposit accounts	40,841	161	1.59%	44,280	461	4.18%
Statement savings	594	1	0.46%	745	3	1.52%
Certificates of deposit	203,364	2,387	4.72%	132,861	1,710	5.16%

Total interest-bearing deposits	253,660	2,557	4.05%	185,768	2,195	4.74%

Federal funds purchased	1,088	6	2.40%	—	—	—
Repurchase agreements	2,326	8	1.47%	1,992	22	4.51%
Subordinated debt	7,155	92	5.19%	7,155	125	6.98%
FHLB Advances	50,000	468	3.77%	25,000	265	4.25%

Total interest bearing liabilities	314,229	3,131	4.01%	219,915	2,607	4.75%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	32,128			31,078
Other noninterest-bearing liabilities	3,412			2,738
Shareholders’ equity	35,378			18,431

Total liabilities and shareholders’ equity	$385,147			$272,162

Net interest income / spread			2.35%			2.56%

Impact of noninterest-bearing sources			0.61%			0.80%

Net interest income / margin		$2,739	2.96%		$2,214	3.36%

Ratio of average interest earning assets to average interest-bearing liabilities			118.21%			120.20%

Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30,
	2008			2007
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
	(Dollars in thousands)
Assets:
Loans, net of unearned income:	$316,755	$10,874	6.94%	$212,032	$8,256	7.85%
Investment securities:
U.S. Agencies	18,504	470	5.14%	23,346	553	4.78%
Mortgage backed securities	7,840	170	4.39%	10,590	224	4.26%
Corporate bonds	3,009	86	5.78%
Municipal securities	1,586	30	3.80%	1,011	20	4.10%
Other investments	3,580	105	5.94%	2,108	63	6.00%

Total investment securities	34,519	861	5.05%	37,055	860	4.68%

Federal funds sold	12,860	158	2.48%	8,067	208	5.20%

Total earning assets	364,134	11,893	6.60%	257,154	9,324	7.31%

Cash and cash equivalents	9,994			5,479
Allowance for loan losses	(2,797)			(1,984)
Other nonearning assets	6,582			4,113

Total assets	$377,913			$264,762

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest checking	$9,187	$28	0.61%	$7,959	$33	0.85%
Money market deposit accounts	42,454	433	2.06%	40,230	820	4.11%
Statement savings	637	2	0.77%	934	7	1.52%
Certificates of deposit	195,984	4,710	4.86%	132,249	3,369	5.14%

Total interest-bearing deposits	248,262	5,173	4.21%	181,372	4,229	4.70%

Federal funds purchased	1,689	32	3.88%	268	7	5.30%
Repurchase agreements	2,228	19	1.74%	1,826	41	4.57%
Subordinated debt	7,155	205	5.81%	7,155	247	6.97%
FHLB Advances	48,764	926	3.84%	24,983	521	4.20%

Total interest bearing liabilities	308,098	6,355	4.17%	215,604	5,045	4.72%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	32,379			29,352
Other noninterest bearing liabilities	2,201			2,660
Shareholders’ equity	35,235			17,146

Total liabilities and shareholders’ equity	$377,913			$264,762

Net interest income / spread			2.43%			2.59%

Impact of noninterest-bearing sources			0.01%			0.76%

Net interest income / margin		$5,538	3.08%		$4,279	3.36%

Ratio of average interest earning assets to average interest-bearing liabilities			118.19%			119.27%

Noninterest Income

Total noninterest income was $198,698 for the second quarter of 2008, compared to $189,448 for the same period of 2007. Noninterest income totaled $370,938 for the first six months of 2008 compared to $356,360 for the same period in 2007, a 4.1% increase. Fees on deposits increased $10,777, or a 21.7% increase to $60,472 for the second quarter of 2008 compared to the same period in 2007 and $25,047, a 25.2% to $124,373 year-to-date. This increase is attributable to increases in charges on deposit accounts of $10,777 for the second quarter of 2008 and for the year-to-date, fees on deposits accounts increased $17,970 and NSF and returned check charges increased $7,311. Other noninterest income decreased $1,527 and $10,469 for the second quarter and year-to-date, respectively. This decrease in other noninterest income is the result in decreases in mortgage loan production. Gains and fees on loans decreased $11,697 in the second quarter of 2008 as compared to the same period in 2007 and $45,700 year-to-date in 2008 as compared to the same period in 2007.

Noninterest Expense

Total noninterest expenses for the second quarter of 2008 totaled $2,027,685, an increase of $306,246, or 17.8%, compared to $1,721,439 for the same period in 2007. Noninterest expenses totaled $4,032,909 in the first six months of 2008 compared to $3,293,683 for the same period in 2007, an increase of 22.5% or $740,226. These increases are attributable to the following factors: 1) an increase in salaries and benefits of $100,806 for the quarter, $321,823 year-to-date, primarily arising from additional salaries due to a new banking office in Bon Air, higher employee benefit costs, additional retirement expense and additional administrative staff; 2) an increase of $25,988 for the quarter, and $47,129 year-to-date in occupancy costs related to the additional banking office and additional space leased at the corporate headquarters; 3) an 82.2% increase in the Virginia Franchise tax for the quarter and year-to-date as the result of the additional equity raised in 2007; 4) an increase in data processing expenses related to additional branches and services provided and 5) an increase in advertising and marketing costs as promotional and branding advertising are utilized in 2008.

Income Taxes

The income tax provision was $212,200 for the second quarter of 2008 and $439,950 year-to-date compared to $190,400 and $378,300, respectively for the prior year. The effective tax rate for the second quarter of 2008 was 35.5%, compared to 34.5% for the same period in 2007. Year-to-date 2008, the effective tax rate is 35.4% compared to 34.7% in 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

Total assets increased 12.7% to $396,462,082 at June 30, 2008 when compared to assets of $351,866,968 at December 31, 2007. On an annual basis total assets increased 38.1% when compared to assets of $286,990,135 at June 30, 2007. Total loans as of June 30, 2008 were $335,719,956, an increase of $38,814,966, or 13.1%, from $296,904,990 at year-end 2007. On an annual basis total loans increased $107,062,922 or 46.8%, from $228,657,922 in June 2007. Investment securities were $29,736,569 at June 30, 2008, compared to $32,824,537 at year-end 2007. On an annual basis, investment securities decreased $853,409, or 2.8% over June 2007. Cash and cash equivalents were $21,430,497, an increase of $4,650,959, or 27.7% from $16,779,538 at December 31, 2007.

Deposits increased $33,112,680, or 13.0%, during the six months ended June 30, 2008. On an annualized basis deposits increased $69,177,367 or 31.6%. Noninterest-bearing demand deposit accounts increased $1,478,026 to $38,019,594, a 4.0% increase over December 31, 2007 and $339,231 on an annual basis when compared to June 30, 2007. Interest-bearing deposits totaled $250,201,409 at June 30, 2008, compared to $218,566,755 at year-end 2007. Certificates of deposits are the major category of our interest-bearing deposits.

Stockholders’ equity was $35,277,569 at June 30, 2008, compared to $34,859,058 at December 31, 2007. Components of the change in stockholders’ equity include net income of $801,308, increases in net unrealized losses on available-for-sale securities totaling $461,895 and stock based compensation totaling $79,098.

Asset Quality

The Company’s allowance for loan losses is an estimate of the amount needed to provide for possible losses in the loan portfolio. In determining adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, effects of credit concentrations and economic conditions. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate.

While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $3,129,166 and $2,062,094 at June 30, 2008 and 2007, respectively. The ratio of the allowance for loan losses to total loans outstanding at June 30, 2008 and 2007 was 0.94% and 0.90%, respectively. There were no loans delinquent more than 30 days but less than 89 days at June 30, 2008. Non-performing assets totaled $81,105 and represented .02% of total assets as of June 30, 2008.

During the first six months of 2008 and 2007, the Company recorded $635,000 and $252,000 in provision expense, respectively. There were no loans charged-off during the first half of 2008 and two loans charged-off totaling $23,822 for the same period in 2007. Charge-offs are charged directly to the allowance when they occur. Recoveries in the first six months of 2008 and 2007 totaled $5,100 and $312, respectively. The increase in provision for loan losses over the last year is due to increases in impaired loans and growth in the loan portfolio. Impaired loans increased from $3.0 million at December 31, 2007 to $9.3 million at June 30, 2008. Of this increase, $3.8 million was related to 1 – 4 Family Residential Construction and Lot loans as the construction business has slowed appreciably in the first six months of 2008. In addition, impaired Commercial and Industrial loans increased from $789 thousand at December 31, 2007 to $1.6 million at June 30, 2008. These loans were also dependent (in various ways) on real estate or the real estate construction business. Net new loan growth for the six months ended June 30, 2008 was $38.8 million as compared to $27.0 million for the same period of 2007. The table below summarizes the activity in the allowance for loans losses for the three and six month periods ending June 30, 2008 and 2007.

Activity in the allowance for loan losses for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$2,819,166	$1,955,874	$2,489,066	$1,833,604
Provision for loan losses	310,000	130,000	635,000	252,000
Loans charge-offs	—	23,822	—	23,822
Recoveries	—	42	5,100	312

Ending balance	$3,129,166	$2,062,094	$3,129,166	$2,062,094

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period.	0.94%	0.90%	0.94%	0.90%

Liquidity

Management monitors and plans the Company’s liquidity position for future periods. Liquidity is provided from cash, interest-bearing deposits in other banks, repayments of loans, increases in deposits, lines of credit from two correspondent banks and federal agency bank and maturing investments. Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At June 30, 2008, cash and cash equivalents totaled $21,430,497. Investment securities available-for-sale and not pledged totaled $13,740,772, for a total of 8.9% of total assets, which management believe is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including lines of credit, purchases of federal funds, term loans through the Federal Home Loan Bank and correspondent banks.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At June 30, 2008 and December 31, 2007, pre-approved but unused lines of credit for loans totaled approximately $96.9 million and $138.6 million, respectively. In addition, we had approximately $8.9 million in financial and performance standby letters of credit at June 30, 2008 and December 31, 2007, respectively. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

Capital Adequacy

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Management reviews the adequacy of the Company’s capital on an ongoing basis with reference to the size, composition, and quality of the Company’s resources and compliance with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualified as Tier 1 capital. First Capital Bank’s ratios exceed regulatory requirements. As of June 30, 2008 First Capital Bank had a Tier 1 risk-based capital ratio of 9.47% and a Total risk-based capital ratio of 10.92%. At December 31, 2007 these ratios were 10.13% and 12.01%, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carries out its evaluation.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – None to report

Item 1A.	Risk Factors – Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its 2008 Annual Meeting of Stockholders on Wednesday, May 21, 2008 at 10:00 a.m. at the Comfort Suites, 4051 Innslake Drive, Glen Allen, Virginia.

There were 2,214,042 shares represented in person or by proxy at the meeting, which represented 74.5% of the outstanding shares. There was a quorum for all purposes.

The shareholders were asked to vote on the election of four directors of the Company to serve until the 2011 Annual Meeting of Stockholders and to ratify the appointment of Cherry, Bekaert & Holland, L.L.P. as the independent registered public accountant for the Company for the year ended December 31, 2008.

The votes cast for or withheld for the election of directors were as follows:

	For	Withheld
Gerald Blake	2,192,939	21,103
Dr. Kamlesh N. Dave	2,122,361	91,681
Grant S. Grayson	2,199,339	14,703
Gerald H. Yospin	2,192,164	21,878

The votes cast to ratify the appointment of Cherry, Bekaert & Holland, L.L.P. as the independent registered public accountant were as follows:

For	Withheld
2,196,880	17,162

Item 5.	Other Information – None to report

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of First Capital Bancorp, Inc. (1)

3.2	Bylaws of First Capital Bancorp, Inc. (1)

31.1	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2008.

31.2	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2008.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2008.

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

First Capital Bancorp, Inc.

Date: August 14, 2008	By:	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President and Chief Executive Officer

	By:	/s/ William W. Ranson
William W. Ranson
Chief Financial Officer, Treasurer and Secretary

Index of Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of First Capital Bancorp, Inc. (1)

3.2	Bylaws of First Capital Bancorp, Inc. (1)

31.1	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2008.

31.2	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2008.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2008.

(1)

Expressly incorporated by reference from the Company’s Report on Form 10-QSB filed with the Securities and Exchange Commission on November 13, 2006. The Exhibit number set forth above corresponds to the exhibit number in such Form 10-QSB.