Form 10-Q
period 2008-09-30
FIRST CAPITAL BANCORP, INC.
filed 2008-11-14
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

2,971,171 shares of Common Stock, par value $4.00 per share, were outstanding at November 13, 2008.

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2008 and December 31, 2007

	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$7,536,603	$16,649,740
Interest-bearing deposits in other banks	6,219,988	129,798
Federal funds sold	12,488,000	—

Total cash and cash equivalents	26,244,591	16,779,538
Investment securities:
Available for sale, at fair value	32,031,973	32,824,537
Restricted, at cost	3,804,039	3,183,739
Loans, net of allowance for losses	347,671,590	294,234,285
Premises and equipment, net	6,292,885	2,077,820
Accrued interest receivable	1,624,924	1,807,939
Deferred tax asset	1,346,576	319,097
Other assets	628,167	640,013

Total assets	$419,644,745	$351,866,968

LIABILITIES
Deposits
Noninterest-bearing	$37,941,429	$36,541,568
Interest-bearing	284,922,118	218,566,755

Total deposits	322,863,547	255,108,323
Accrued expenses and other liabilities	1,907,359	3,380,648
Securities sold under repurchase agreements	3,056,028	2,102,939
Federal funds purchased	—	9,261,000
Subordinated debt	7,155,000	7,155,000
Federal Home Loan Bank advances	50,000,000	40,000,000

Total liabilities	384,981,934	317,007,910

STOCKHOLDERS’ EQUITY
Common stock, $4.00 par value (authorized 5,000,000 shares; shares issued and outstanding, 2,971,171 at September 30, 2008 and December 31, 2007)	11,884,684	11,884,684
Additional paid-in capital	18,608,884	18,492,528
Retained earnings	4,856,510	4,518,278
Accumulated other comprehensive (loss), net of tax	(687,267)	(36,432)

Total stockholders’ equity	34,662,811	34,859,058

Total liabilities and stockholders’ equity	$419,644,745	$351,866,968

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income
Loans	$5,652,541	$4,799,584	$16,526,997	$13,055,689
Investments:
Taxable interest income	357,908	384,582	1,084,247	1,161,565
Tax exempt interest income	16,342	10,093	46,157	30,621
Dividends	30,454	35,472	135,708	98,214
Federal funds sold	45,853	49,576	203,561	257,636

Total interest income	6,103,098	5,279,307	17,996,670	14,603,725
Interest expense
Deposits	2,693,071	2,189,338	7,865,974	6,418,784
FHLB advances	473,499	289,778	1,398,917	810,387
Federal funds purchased	1,788	5,092	34,190	12,115
Subordinated debt and other borrowed money	100,662	147,040	325,282	435,652

Total interest expense	3,269,020	2,631,248	9,624,363	7,676,938
Net interest income	2,834,078	2,648,059	8,372,307	6,926,787
Provision for loan loss	1,406,640	185,700	2,041,640	437,700

Net interest income after provision for loan loss	1,427,438	2,462,359	6,330,667	6,489,087
Noninterest income
Fees on deposits	60,032	58,236	184,405	157,562
Other	123,549	116,309	370,114	373,343

Total noninterest income	183,581	174,545	554,519	530,905

Noninterest expenses
Salaries and employee benefits	1,065,810	947,472	3,142,356	2,702,195
Occupancy expense	223,657	187,250	642,726	559,190
Data processing	212,248	131,570	506,792	390,788
Professional services	58,497	37,713	167,858	118,969
Advertising and marketing	128,797	52,677	242,290	96,327
FDIC assessment	51,111	40,000	153,111	101,638
Virginia franchise tax	99,000	99,000	263,000	189,000
Depreciation	99,502	83,054	272,826	252,530
Other expenses	361,173	288,099	941,745	748,881

Total noninterest expense	2,299,795	1,866,835	6,332,704	5,159,518
Net income (loss) before provision for income taxes	(688,776)	770,069	552,482	1,860,474
Income tax expense (benefit)	(225,700)	269,000	214,250	647,300

Net income (loss)	($463,076)	$501,069	$338,232	$1,213,174

Basic income (loss) per share	($0.16)	$0.17	$0.11	$0.54

Diluted income (loss) per share	($0.16)	$0.17	$0.11	$0.53

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance January 1, 2007	$7,184,084	$6,010,352	$2,776,277	($311,598)	$15,659,115
Stock offering	4,691,600	13,781,575	—	—	18,473,175
Cost associated with stock offering	—	(1,396,330)	—	—	(1,396,330)
Net income	—	—	1,213,174	1,213,174	1,213,174
Other comprehensive income Unrealized holding gain arising during period, (net of tax, $96,637)	—	—	—	187,589	187,589

Total comprehensive income				$1,400,763

Stock based compensation expense	—	43,485	—	—	43,485

Balance September 30, 2007	$11,875,684	$18,439,082	$3,989,451	($124,009)	$34,180,208

Balance January 1, 2008	$11,884,684	$18,492,528	$4,518,278	($36,432)	$34,859,058
Net income	—	—	338,232	338,232	338,232
Other comprehensive loss Unrealized holding loss arising during period, (net of tax, $353,279)	—	—	—	(650,835)	(650,835)

Total comprehensive loss				($312,603)

Stock based compensation expense	—	116,356	—	—	116,356

Balance at September 30, 2008	$11,884,684	$18,608,884	$4,856,510	($687,267)	$34,662,811

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
Cash flows from operating activities
Net income	$338,232	$1,213,174
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,041,640	437,700
Depreciation of premises and equipment	272,826	252,530
Stock based compensation expense	116,356	43,485
Deferred income taxes	(692,201)	—
Net (accretion) amortization of bond premiums/discounts	(36,001)	10,787
Decrease (increase) in other assets	11,847	(411,770)
Decrease (increase) in accrued interest receivable	183,015	(248,234)
Increase (decrease) in accrued expenses and other liabilities	(1,473,289)	(627,351)

Net cash provided by operating activities	762,425	670,321

Cash flows from investing activities
Proceeds from maturities and calls of securities	19,500,000	8,000,000
Proceeds from paydowns of securities available-for-sale	1,734,599	2,125,750
Purchase of securities available-for-sale	(21,392,148)	(5,435,625)
Redemption (purchase) of FHLB Stock	(620,300)	(569,600)
Purchases of property and equipment	(656,016)	(291,598)
Purchase of land and building	(3,831,875)	—
Net increase in loans	(55,478,945)	(52,549,398)

Net cash used in investing activities	(60,744,685)	(48,720,471)

Cash flows from financing activities
Net (decrease) increase in demand, savings and money market accounts	(14,342,449)	20,800,775
Net increase in certificates of deposit	82,097,673	8,803,285
Stock offering proceeds, net of related expenses	—	17,076,845
Advances from FHLB	10,000,000	15,000,000
FHLB advances called	—	(10,000,000)
Decrease (increase) in Federal funds purchased	(9,261,000)	1,062,000
Net increase in repurchase agreements	953,089	255,240

Net cash provided by financing activities	69,447,313	52,998,145

Net increase in cash and cash equivalents	9,465,053	4,947,995
Cash and cash equivalents, beginning of period	16,779,538	12,032,026

Cash and cash equivalents, end of period	$26,244,591	$16,980,021

Supplemental disclosure of cash flow information
Interest paid during the period	$9,588,212	$7,703,708

Taxes paid during the period	$1,060,000	$973,533

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

In management’s opinion the accompanying consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2008 and December 31, 2007 and for the three months ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. Results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

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

The basic and diluted earnings per share calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss) (numerator, basic and diluted)	($463,076)	$501,069	$338,232	$1,213,174
Weighted average number of shares outstanding (denominator)	2,971,171	2,952,301	2,971,171	2,226,782

Earnings (loss) per common share - basic	($0.16)	$0.17	$0.11	$0.54

Effect of dilutive securities:
Weighted average number of shares outstanding	2,971,171	2,952,301	2,971,171	2,226,782
Effect of stock options	13,749	48,969	37,951	63,161

Diluted average shares outstanding (denominator)	2,984,920	3,001,270	3,009,122	2,289,943

Earnings (loss) per common share - assuming dilution	($0.16)	$0.17	$0.11	$0.53

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

In January 2008, 5,000 options and in August 2008, 3,500 options were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. These options vest over three years. The stock based compensation expensed during the quarter was $37,258 and is included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Available-for-sale
U.S. Government agencies	$21,184,411	$36,393	$322,714	$20,898,090
Mortgage-backed securities	6,744,516	13,762	36,984	6,721,294
Corporate bonds	3,386,325	—	676,991	2,709,334
Tax-exempt municipal bonds	1,757,518	—	54,263	1,703,255

	$33,072,770	$50,155	$1,090,952	$32,031,973

	December 31, 2007
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Available-for-sale
U.S. Government agencies	$21,455,876	$50,543	$5,590	$21,500,829
Mortgage-backed securities	8,493,006	27,725	102,396	8,418,335
Corporate bonds	1,921,847	—	26,722	1,895,125
Tax-exempt municipal bonds	1,008,492	3,495	1,739	1,010,248

	$32,879,221	$81,763	$136,447	$32,824,537

The unrealized losses in the portfolio as of September 30, 2008 are considered temporary and are a result of the current interest rate environment and not increased credit risk. The Company has the ability and intent to hold debt securities in an unrealized loss position for the foreseeable future.

Note 6 – Loans

Major classifications of loans are as follows:

	September 30, 2008		December 31, 2007
	Amount	Percentages	Amount	Percentages
Commercial	$47,388,938	13.46%	$44,366,926	14.94%
Real estate - residential	111,340,139	31.62%	83,035,119	27.97%
Real estate - commercial	102,735,876	29.17%	86,301,455	29.07%
Real estate - construction	84,968,015	24.13%	79,095,777	26.64%
Consumer	5,722,741	1.63%	4,105,713	1.38%

Total loans	$352,155,709	100.00%	$296,904,990	100.00%

Less:
Allowance for loan losses	4,401,947		2,489,066
Net deferred fees	82,172		181,640

Loans, net	$347,671,590		$294,234,284

A summary of the transactions affecting the allowance for loan losses follows:

Activity in the allowance for loan losses for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Beginning balance	$3,129,166	$2,062,094	$2,489,066	$1,833,604
Provision for loan losses	1,406,640	185,700	2,041,640	437,700
Loans charge-offs	(135,081)	—	(135,081)	(23,822)
Recoveries	1,222	400	6,322	712

Ending balance	$4,401,947	$2,248,194	$4,401,947	$2,248,194

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period.	1.25%	0.88%	1.25%	0.88%

Note 7 – Premises and equipment

Major classifications of these assets are summarized as follows:

	September 30, 2008	December 31, 2007
Land	$2,441,371	$228,005
Building	2,337,944	719,434
Furniture and equipment	2,213,180	1,832,126
Leasehold improvements	843,422	711,598

	7,835,917	3,491,163
Less acculumated depreciation	1,543,032	1,413,343

Premises and equipment, net	$6,292,885	$2,077,820

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

Total costs of the offerings were $1.4 million. The Company is using the net proceeds from the offering to increase equity and for general corporate purposes, including using the net proceeds to provide additional equity to the Bank to support the growth of its operations.

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

Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2008
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Available-for-sale securities
U.S. Government agencies	$—	$20,898,090	$—	$20,898,090
Mortgage-backed securities	—	6,721,294	—	6,721,294
Corporate bonds	—	2,709,334	—	2,709,334
Municipal bonds	—	1,703,255	—	1,703,255

Total	$—	$32,031,973	$—	$32,031,973

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

The Bank did not make any changes to its valuation techniques during the nine months ended September 30, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset is not Active.” FSP 157-3 applies to financial assets that require or permit fair value measurements in accordance FASB Statement No. 157, “Fair Value Measurements,” within the scope of accounting pronouncements. FSP 157-3 also provides clarification for application of FASB Statement No. 157 in a market that is not active and provides illustration in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Any revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate. Management has reviewed its valuation techniques and found that its valuation of Financial Assets consistent with valuations for accounting pronouncements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Bank will adopt the provisions of SFAS No. 161 in the first quarter 2009. The Bank does not expect the adoption of the provisions of SFAS No. 161 to have a material effect on its financial condition and results of operations.

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

Earnings Summary

Nationwide, concerns over asset quality, precipitated by issues related to slowing real estate activity, declining real estate values, turbulence in the financial sector, the current regulatory environment and general economic conditions, continued to increase in the banking industry during the third quarter. The impact of these concerns is reflected in the economic markets in which the Company operates, principally through slowing real estate activity. Residential acquisition and development lending and builder/construction lending have been significantly scaled back as housing activity across our markets has declined. As a result, the Company significantly increased its provision for loan losses by $1.4 million for the three months ended September 30, 2008 compared to $186 thousand for the same period in 2007. The provision for loan losses totals $2.0 million for the first nine months of 2008 compared to $438 thousand for the same period last year. The allowance for loan losses increased to $4.4 million as of September 30, 2008 or 1.25 % of total loans compared to ..93% at the end of June, 2008 and .88% at the end of the same period last year.

Due primarily to the significant increase in the allowance for loan losses, First Capital Bancorp, Inc. reported net income of $338,232 for the nine months ending September 30, 2008, compared to $1,213,174 for the same period in 2007, a decrease of $874,942 or 72.1%. Net loss for the three months ended September 30, 2008 was $463,076, down $964,145 from $501,069 for the same period in 2007. Net interest income increased 7.00% or $186,019 during the third quarter of 2008, when compared to 2007 and 20.9%, or $1,445,520 to $8,372,307 during the first nine months of 2008, when compared to 2007. For the third quarter of 2008, noninterest income was $60,032, an increase of 3.0% as compared to the same period in 2007. Noninterest income increased 17.0% to $184,405 when compared to $157,562 for the same period in 2007. Noninterest expenses totaled $2,299,795, an increase of $432,960, or 23.2% for the third quarter of 2008 compared to 2007, and $6,332,704, an increase of $1,173,186, or 22.7% for the first nine months of 2008 compared to 2007. Basic and diluted loss per share of common stock were $0.16 for the third three months of 2008 compared to basic and diluted income per share of $0.17 for 2006. For the first nine months of 2008, basic and diluted earnings per share of common stock were $0.11 compared to $0.54 and $0.53 for 2007.

For the nine months ended September 30, 2008, profitability as measured by the Company’s annualized return on average assets (ROA) was 0.12% compared to 0.59% for the same period in 2007. For the third quarter of 2008 ROA declined to a 0.45% loss compared to 0.69% in 2007. Another measure of the Company’s profitability, the annualized return on average equity (ROE) declined to a 5.22% loss for the third quarter of 2008 compared to 5.93% for the same period in 2007. For the nine months ended September 30, 2008 and 2007, ROE was 1.25% and 8.38%, respectively.

Net Interest Income

Net interest income represents a principal source of earnings for the Company. Changes in net interest income during 2008 to date are attributable primarily to the overall growth of the Company, offset by drastic actions of the Federal Reserve Bank’s Open Market Committee (FOMC). The FOMC cut the federal funds targeted rate and the associated prime rate of interest by 200 basis points during the first quarter of 2008 and an additional 25 basis points during the second quarter of 2008, resulting in a significant decline in the key rate that is tied to over 40% of the Company’s loan portfolio having a daily rate change. Although the vast majority of our time deposits are set to reprice in the next twelve months and will lower funding costs, this rapid reduction in rates put pressure on our net interest margin.

Net interest margin decreased 86 basis points for the three months ended September 30, 2008 to 2.87% as compared to 3.73% for the quarter ended September 30, 2007. Net interest margin is down 9 basis points for the three months ended September 30, 2008 as compared to the second quarter of 2008. The yield on earning assets decreased from 7.44% for the quarter ended September 30, 2007 to 6.19% for the quarter ended September 30, 2008. The cost of interest bearing liabilities decreased 84 basis points to 3.88% for the quarter ended September 30, 2008 as compared to 4.72% for the same period in 2007. Net interest margin for the nine months ended September 30, 2008 was 2.99%, down 50 basis points from 3.49% for the same period in 2007.

Total interest and fees on loans, the largest component of net interest income, increased 17.8%, or $852,957 to $5,652,541 during the third quarter of 2008 compared to $4,799,584 for the same period in 2007. Year-to-date 2008 interest and fees on loans totaled $16,526,997, an increase of 26.6% over the 2007 year-to-date total of $13,055,689.

Interest on investment securities decreased 5.2% to $374,250 for the third quarter of 2008 compared to $394,675 for the same period of 2007 as average balances in investment securities decreased to $31.6 million for the three months ended September 30, 2008 from $35.6 million for the comparable period in 2007. Year-to-date, interest on investment securities decreased to $1,130,404 from $1,192,186, or 5.2% for the same period of 2008. Interest on federal funds sold decreased $3,723 for the three months ended September 30, 2008 to $45,853 from $49,576 for the same period in 2007. For the nine months ended September 30, 2008, interest on federal funds sold decreased $54,075 to $203,561 as compared to $257,561 for the same period in 2007. The reduction in the interest on federal funds sold was due to the reduction in the rate on federal funds sold and a decrease in the average balance sold during the periods.

Dividends on restricted equity securities decreased $5,018 to $30,454 for the three months ended September 30, 2008 as compared to $35,472 in the third quarter of 2008, as a result of higher balances in stock of the Federal Reserve and the Federal Home Loan Bank of Atlanta offset by a significant decrease in the dividend rate during the quarter. For the nine month period ended September 30, 2008, dividends on restricted equity stocks increased $37,494 to $135,708, a 38.2% increase over the 2007 nine month total of $98,214.

Interest expense on deposits increased $503,733 to $2,693,071, or 23.0% for the third quarter of 2008 and $1,447,190, to $7,865,974, or 22.6% year-to date compared to 2007. The increase in deposit expense is due to the increase in average outstanding deposits, arising from the overall growth of the Company and offset by a decrease in the overall rates paid on deposits. Interest expense on borrowings totaled $575,949 for the third quarter of 2008 an increase of $134,039, or 30.3%, over the same period of 2007. Year-to-date, interest on borrowings increased $500,235 or 39.8% to $1,758,389 from $1,258,154 for the same period of 2007. Increased borrowing from the FHLB of Atlanta offset by lower interest rates contributed to the increase.

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

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended September 30,
	2008			2007
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
	(Dollars in thousands)
Earning Assets:
Loans, net of unearned income:	$347,489	$5,653	6.47%	$239,731	$4,800	7.94%
Investment securities:
U.S. Agencies	19,445	232	4.75%	25,139	282	4.45%
Mortgage backed securities	6,989	77	4.38%	9,434	102	4.30%
Municipal securities	1,759	17	3.97%	1,010	10	3.70%
Corporate notes	3,384	49	5.71%	—	—	0.00%
Other investments	3,715	30	3.26%	2,365	35	5.95%

Total investment securities	35,292	405	4.56%	37,948	429	4.50%

Federal funds sold	9,587	46	1.90%	3,967	50	4.96%

Total earning assets	392,368	6,104	6.19%	281,646	5,279	7.44%

Cash and cash equivalents	7,753			5,915
Allowance for loan losses	(3,289)			(2,168)
Other nonearning assets	8,444			4,294

Total assets	$405,276			$289,687

Interest bearing liabilities:
Interest checking	$9,801	$9	0.37%	$8,689	$30	1.37%
Money market deposit accounts	35,171	129	1.46%	49,229	527	4.25%
Statement savings	924	1	0.44%	834	3	1.52%
Certificates of deposit	229,014	2,554	4.44%	125,837	1,629	5.14%

Total interest-bearing deposits	274,910	2,693	3.90%	184,589	2,189	4.71%

Federal funds purchased	298	2	2.39%	438	5	5
Repurchase agreements	2,891	11	1.46%	2,029	22	4.24%
Subordinated debt	7,155	90	5.01%	7,155	125	6.95%
FHLB Advances	50,000	474	3.77%	27,065	290	4.25%

Total interest bearing liabilities	335,254	3,270	3.88%	221,276	2,631	4.72%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	32,627			32,072
Other noninterest-bearing liabilities	2,091			2,843
Shareholders’ equity	35,304			33,496

Total liabilities and shareholders’ equity	$405,276			$289,687

Net interest income / spread			2.31%			2.72%

Impact of noninterest-bearing sources			0.56%			1.01%

Net interest income / margin		$2,834	2.87%		$2,648	3.73%

Ratio of average interest earning assets to average interest-bearing liabilities			117.04%			127.28%

Average Balances, Income and Expenses, Yields and Rates

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
	(Dollars in thousands)
Assets:
Loans, net of unearned income:	$327,074	$16,527	6.75%	$221,400	$13,056	7.88%
Investment securities:
U.S. Agencies	18,820	703	4.99%	23,950	835	4.66%
Mortgage backed securities	7,554	247	4.37%	10,201	326	4.27%
Corporate bonds	3,135	134	5.73%	0	0	0.00%
Municipal securities	1,644	46	3.75%	1,010	31	4.05%
Other investments	3,626	136	5.00%	2,195	98	5.98%

Total investment securities	34,779	1,266	4.86%	37,356	1,290	4.62%

Federal funds sold	11,916	203	2.28%	6,685	257	5.16%

Total earning assets	373,769	17,996	6.43%	265,441	14,603	7.36%

Cash and cash equivalents	9,086			5,625
Allowance for loan losses	(2,962)			(2,046)
Other nonearning assets	7,207			4,142

Total assets	$387,100			$273,162

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest checking	$9,393	$37	0.52%	$8,205	$63	1.03%
Money market deposit accounts	40,008	562	1.88%	43,263	1,348	4.17%
Statement savings	734	3	0.63%	900	10	1.53%
Certificates of deposit	207,074	7,264	4.69%	130,088	4,998	5.14%

Total interest-bearing deposits	257,209	7,866	4.09%	182,456	6,419	4.70%

Federal funds purchased	1,222	34	3.74%	325	12	4.99%
Repurchase agreements	2,450	30	1.63%	1,895	63	4.45%
Subordinated debt	7,155	295	5.52%	7,155	373	6.96%
FHLB Advances	49,179	1,399	3.80%	25,685	810	4.22%

Total interest bearing liabilities	317,215	9,624	4.08%	217,516	7,677	4.72%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	32,462			30,268
Other noninterest bearing liabilities	2,165			2,722
Shareholders’ equity	35,258			22,656

Total liabilities and shareholders’ equity	$387,100			$273,162

Net interest income / spread			2.38%			2.64%

Impact of noninterest-bearing sources			0.61%			0.85%

Net interest income / margin		$8,372	2.99%		$6,926	3.49%

Ratio of average interest earning assets to average interest-bearing liabilities			117.83%			122.03%

Noninterest Income

Total noninterest income was $183,581 for the third quarter of 2008, compared to $174,545 for the same period of 2007. Noninterest income totaled $554,519 for the first nine months of 2008 compared to $530,905 for the same period in 2007, a 4.5% increase. Fees on deposits increased 3.1% to $60,032 for the third quarter of 2008 compared to the same period in 2007 and $26,843, a 17.0% to $184,405 year-to-date. This quarterly increase is attributable to increases in charges on deposit accounts of $7,413 and a $5,330 decrease in NSF charges. Year-to-date, fees on deposits accounts increased $22,383 and NSF and returned check charges increased $1,981. Other noninterest income increased $7,240 and decreased $3,229 for the third quarter and year-to-date, respectively. This change in other noninterest income is the result in decreases in mortgage loan production. Gains and fees on loans decreased $15,579 in the third quarter of 2008 as compared to the same period in 2007 and $61,715 year-to-date in 2008 as compared to the same period in 2007. This year-to-date reduction was offset by increases in late charges on loans and fees on letters of credit.

Noninterest Expense

Total noninterest expenses for the third quarter of 2008 totaled $2,299,795, an increase of $432,960, or 23.2%, compared to $1,866,835 for the same period in 2007. Noninterest expenses totaled $6,332,704 in the first nine months of 2008 compared to $5,159,518 for the same period in 2007, an increase of 22.7% or $1,173,186. These increases are attributable to the following factors: 1) an increase in salaries and benefits of $118,338 for the quarter, $440,161 year-to-date, primarily arising from additional salaries due to a new banking office in Bon Air, higher employee benefit costs, additional retirement expense and additional administrative staff; 2) an increase of $36,407 for the quarter, and $83,536 year-to-date in occupancy costs related to the additional banking office, additional space leased at the corporate headquarters and costs associated with the relocation of the Innsbrook Branch in the third quarter; 3) an 39.2% increase in the Virginia Franchise tax year-to-date as the result of the additional equity raised in 2007; 4) an increase in data processing expenses related to additional branches and services provided and 5) an increase in advertising and marketing costs for the quarter and year-to-date as promotional and branding advertising are utilized in 2008.

Income Taxes

The income tax benefit was $225,700 for the third quarter of 2008 and a $214,250 expense year-to-date compared to an expense of $269,000 and $647,300, respectively for the prior year. The income tax benefit in the third quarter was the result of the net pre-tax loss of $688,776.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

Total assets increased 19.3% to $419,644,745 at September 30, 2008 when compared to assets of $351,866,968 at December 31, 2007. On an annual basis total assets increased 34.9% when compared to assets of $311,055,687 at September 30, 2007. Gross loans as of September 30, 2008 were $352,155,709, an increase of $55,250,990, or 18.6%, from $296,904,990 at year-end 2007. On an annual basis total loans increased $97,915,000 or 38.5%, from $254,241,000 at September 30, 2007. Investment securities were $32,031,973 at September 30, 2008, compared to $32,824,537 at year-end 2007. On an annual basis, investment securities decreased $2,282,317, or 6.7% over September 2007. Cash and cash equivalents were $26,244,591, an increase of $9,465,053, or 56.47% from $16,779,538 at December 31, 2007.

Deposits increased $67,755,224, or 26.6%, during the nine months ended September 30, 2008. On an annualized basis deposits increased $98,957,052 or 44.2%. Noninterest-bearing demand deposit accounts increased $1,399,861 to $37,941,429, a 3.8% increase over December 31, 2007 and $2,640,592 on an annual basis when compared to September 30, 2007. Interest-bearing deposits totaled $284,922,118 at September 30, 2008, compared to $218,566,755 at year-end 2007. Certificates of deposits are the major category of our interest-bearing deposits.

Stockholders’ equity was $34,662,811 at September 30, 2008, compared to $34,859,058 at December 31, 2007. Components of the change in stockholders’ equity include net income of $338,232, increases in net unrealized losses on available-for-sale securities totaling $650,835 and stock based compensation totaling $116,356.

Asset Quality

The Company’s allowance for loan losses is an estimate of the amount needed to provide for possible losses in the loan portfolio. In determining adequacy of the allowance, management considers a number of factors, including, the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, effects of credit concentrations and economic conditions. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate.

While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $4,401,947 and $2,248,194 at September 30, 2008 and 2007, respectively. The ratio of the allowance for loan losses to total loans outstanding at September 30, 2008 and 2007 was 1.25% and 0.88%, respectively. There were two loans delinquent more than 30 days but less than 89 days at September 30, 2008 totaling $111,522. No loans were past due 90 days or more and still accruing. Non-performing assets, represented by three relationships, totaled $2,064,399 and represented .49% of total assets as of September 30, 2008.

During the first nine months of 2008 and 2007, the Company recorded $2,041,684 and $437,700 in provision expense, respectively. There were four loans charged-off during the first nine months of 2008 totaling $135,081 and two loans charged-off totaling $23,822 for the same period in 2007. Charge-offs are charged directly to the allowance when they occur. Recoveries in the first nine months of 2008 and 2007 totaled $6,322 and $712, respectively. Net new loan growth for the nine months ended September 30, 2008 was $55.5 million as compared to $52.5 million for the same period of 2007. The table below summarizes the activity in the allowance for loans losses for the three and nine month periods ending September 30, 2008 and 2007.

Activity in the allowance for loan losses for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Beginning balance	$3,129,166	$2,062,094	$2,489,066	$1,833,604
Provision for loan losses	1,406,640	185,700	2,041,640	437,700
Loans charge-offs	(135,081)	—	(135,081)	(23,822)
Recoveries	1,222	400	6,322	712

Ending balance	$4,401,947	$2,248,194	$4,401,947	$2,248,194

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period.	1.25%	0.88%	1.25%	0.88%

Liquidity

Management monitors and plans the Company’s liquidity position for future periods. Liquidity is provided from cash, interest-bearing deposits in other banks, repayments of loans, increases in deposits, federal funds facility from two correspondent banks, term loans from a federal agency bank and maturing investments. Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At September 30, 2008, cash and cash equivalents totaled $26.2 million. Investment securities available-for-sale and not pledged totaled $14.4 million, for a total of 9.7% of total assets, which management believe is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including unused unsecured federal funds facility with two banks totaling $19.5 million, unused secured federal funds facility totaling $2.7 million and unused available term loans through the Federal Home Loan Bank totaling $23.6 million.

Total liquidity and other alternative sources of liquidity total $86.9 million at September 30, 2008 if fully utilized, which represents 20.6% of assets and 26.8% of deposits.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At September 30, 2008, pre-approved but unused lines of credit for loans totaled approximately $93.1 million. In addition, we had approximately $7.8 million in financial and performance standby letters of credit at September 30, 2008. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualified as Tier 1 capital. First Capital Bank’s ratios exceed regulatory requirements. As of September 30, 2008 First Capital Bank had a Tier 1 risk-based capital ratio of 9.82% and a Total risk-based capital ratio of 12.65%. At December 31, 2007 these ratios were 10.13% and 12.01%, respectively.

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

Item 1.     Legal Proceedings – None to report

Item 1A.     Risk Factors – Not Applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3.     Defaults Upon Senior Securities – Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders – None to report

Item 5.     Other Information – None to report

Item 6.   Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (2)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2008.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2008

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2008.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, dated November 13, 2008.

(1)

Expressly incorporated by reference from the Company’s Report on Form 10-QSB filed with the Securities and Exchange Commission on November 13, 2006. The Exhibit number set forth above corresponds to the exhibit number in such Form 10-QSB.

(2)

Expressly incorporated by reference from the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2007. The Exhibit number set forth above corresponds to the exhibit number in such Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date: November 13, 2008	By:	/s/ John M. Presley
John M. Presley Managing Director and Chief Executive Officer

	By:	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr. President

	By:	/s/ William W. Ranson
William W. Ranson Chief Financial Officer, Treasurer and Secretary

Index of Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (2)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2008.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2008

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2008

31	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2008.

(1)

Expressly incorporated by reference from the Company’s Report on Form 10-QSB filed with the Securities and Exchange Commission on November 13, 2006. The Exhibit number set forth above corresponds to the exhibit number in such Form 10-QSB.

(2)

Expressly incorporated by reference from the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2007. The Exhibit number set forth above corresponds to the exhibit number in such Form 8-K.