Form 10-K
period 2008-12-31
FIRST CAPITAL BANCORP, INC.
filed 2009-03-31
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Common Stock, $4.00 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒  Yes    ☐  No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed based on a sale price of $6.00 for the Bank’s common stock on March 27, 2009 is approximately $14,533,000.

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

FORM 10-K

Fiscal Year Ended December 31, 2008

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

First Capital Bank operates seven full service branch offices (alternatively referred to herein as “branches” and “offices”), throughout the greater Richmond metropolitan area. Our bank engages in a general commercial banking business, with a particular focus on the needs of small and medium-sized businesses and their owners and key employees and the professional community.

We continued to experience growth in assets during 2008. As of December 31, 2008, we had assets of $431.6 million, a $79.7 million, or 22.7%, increase from December 31, 2007. The severe economic conditions in the real estate market in 2008 significantly affected our profitability as we made significant additions to our allowance for loan losses during the year. For 2008, our net income was $170 thousand compared to net income for 2007 of $1.7 million. Our earnings per diluted share for 2008 were $0.06 compared to $0.71 and $0.83 for 2007 and 2006, respectively. The continued deterioration of the real estate market, unemployment and the difficulties of the financial sector will continue to adversely affect our profitability.

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Certain information contained in this Report on Form 10-K may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “we expect,” “we believe” or words of similar import.

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

The bank currently conducts business from its executive offices and seven branch locations. See “Item 2 – Description of Property”.

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

Other services we offer include safe deposit boxes, certain cash management services, traveler’s checks, direct deposit of payroll and social security checks and automatic drafts for various accounts, selected on-line banking services and a small and medium-sized businesses courier service. We also have become associated with a shared network of automated teller machines (ATMs) that may be used by our customers throughout Virginia and other states located in the Mid-Atlantic region.

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

Employees

As of March 25, 2009, we had a total of 77 full time equivalent employees. We consider relations with our employees to be excellent. Our employees are not represented by a collective bargaining unit.

Economy

The current economic recession, which economists suggest began in late 2007, became a major recognizable force in the late summer or early fall of 2008 in the United States and locally. Since then,

the stock markets have dropped sharply, foreclosures have increased dramatically, unemployment has risen significantly, the capital and liquidity of financial institutions have been severely challenged and credit markets have been greatly reduced. In the U.S., the government has provided support for financial institutions in order to strengthen capital, increase liquidity and ease the credit markets.

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

Governmental Monetary Policies

Our earnings and growth are affected not only by general economic conditions, but also by the monetary policies of various governmental regulatory authorities, particularly the Federal Reserve Bank (“FRB”). The FRB implements national monetary policy by its open market operations in United States Government securities, control of the discount rate and establishment of reserve requirements against both member and nonmember financial institutions’ deposits. These actions have a significant effect on the overall growth and distribution of loans, investments and deposits, as well as the rates earned on loans, or paid on deposits.

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

In the normal course of business, we make various commitments and incur certain contingent liabilities that are disclosed but not reflected in our annual financial statements including commitments to extend credit. At December 31, 2008, commitments to extend credit totaled $112.6 million.

Construction Lending

We make local construction and land acquisition and development loans. Residential houses and commercial real estate under construction and the underlying land secure construction loans. At December 31, 2008, construction, land acquisition and land development loans outstanding were $86.5 million, or 23.2% of total loans. These loans are concentrated in our local markets. The average life of a construction loan is less than one year. Because the interest rate charged on these loans usually floats with the market, these loans assist us in managing our interest rate risk. Construction lending entails significant additional risks, compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the value of the building under construction is only estimable when the loan funds are disbursed. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 80% of appraised value in addition to analyzing the creditworthiness of the borrowers. We also obtain a first lien on the property as security for construction loans and typically require personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than loans secured by real property but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. We have a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2008, commercial loans totaled $51.1 million, or 13.7% of the total loan portfolio.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in our market area including commercial buildings and offices, recreational facilities, small shopping centers, churches and hotels. At December 31, 2008, commercial real estate loans totaled $106.8 million, or 28.7% of our total loans. We may lend up to 80% of the secured property’s appraised value. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economic environment. Our commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we typically require personal guarantees or endorsements of the borrowers’ principal owners. In addition, we carefully evaluate the location of the security property.

Residential Real Estate Lending

Residential real estate loans at December 31, 2008, accounts for $122.6 million, or 32.9% of our total loan portfolio. Residential first mortgage loans represent $68.9 million or 56.2% of total residential real estate loans. Land loans represent $25.2 million or 20.6% of total residential real estate loans. Multifamily and home equity loans represent $6.2 million and $15.4 million, respectively, and junior liens account for $6.8 million of total residential real estate loans.

All residential mortgage loans originated by us contain a “due-on-sale” clause providing that we may declare the unpaid principal balance due and payable upon sale or transfer of the mortgaged premises. In connection with residential real estate loans, we require title insurance, hazard insurance and if required, flood insurance. We do not require escrows for real estate taxes and insurance.

Consumer Lending

We offer various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, boat loans, deposit account loans, installment and demand loans and credit cards. At December 31, 2008, we had consumer loans of $5.6 million or 1.5% of total loans. Such loans are generally made to customers with whom we have a pre-existing relationship. We currently originate all of our consumer loans in our market area.

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

As of December 31, 2008, we and First Capital Bank both exceeded all capital requirements under all applicable regulations.

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

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 (“Patriot Act”) was enacted in response to the September 11, 2001 terrorist attacks in New York, Pennsylvania and Northern Virginia. The Patriot Act is intended to strengthen U. S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism. The continuing impact on financial institutions of the Patriot Act and related regulations and policies is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities to identify persons who may be involved in terrorism or money laundering.

Legislation

On October 3, 2008, the FDIC’s deposit insurance temporarily increased from $100 thousand to $250 thousand per depositor. Checking, savings, certificates of deposit, money market accounts, and other interest-bearing deposit accounts, when combined, are now FDIC insured up to $250 thousand per depositor through December 31, 2009. Joint accounts may be insured up to $250 thousand per owner in addition to the $250 thousand of insurance available on those same owner’s individual accounts. On January 1, 2010, the standard coverage limit is scheduled to return to $100 thousand for all deposit categories except IRAs and certain retirement accounts mentioned above, which will continue to be insured up to $250 thousand per owner.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program to strengthen confidence and increase liquidity in the banking system. The new program guarantees newly issued senior unsecured debt of eligible institutions and provides full deposit insurance coverage for non-interest bearing transaction accounts in FDIC-insured institutions, regardless of the dollar amount, for participating entities. The Temporary Liquidity Guarantee Program has two primary components: the Debt Guarantee Program (FDIC will guarantee the payment of certain newly issued senior unsecured debt), and the Transaction Account Guarantee Program (the FDIC will guarantee certain noninterest-bearing transaction accounts).

Effective January 1, 2009, the FDIC increased assessment rates uniformly by 7 basis points (annual rate) for the first quarter 2009 assessment period only. The FDIC will issue another final rule early in 2009, effective April 1, 2009, to change the way the FDIC’s assessment system differentiates for risk, make corresponding changes to assessment rates beginning with the second quarter of 2009, and make certain technical and other changes to the assessment rules. These increases in insurance premiums are estimated to increase the Company’s pretax noninterest expense by an additional $1.1 million for 2009.

First Capital Bank is participating in the FDIC’s Transaction Account Guarantee Program and the Debt Guarantee Program. Under the Transaction Account Guarantee Program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. The Company is assessed a 10 basis points fee (annualized) on the balance of each covered account in excess of $250 thousand. The Company does not expect this cost to be material.

New regulations and statutes are regularly proposed that contain wide-ranging proposals that may or will alter the structures, regulations, and competitive relationships of the nation’s financial institutions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Company’s business may be affected by any new regulation or statute.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Congress, Treasury, and the federal banking regulators, including the FDIC, have taken broad measures since early September 2008 to address the turmoil in the U. S. banking system.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. EESA authorizes the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in the TARP.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), establishing more limits on executive compensation for all current and future TARP recipients. The ARRA limits do not repeal or replace the rules discussed above but supplement the guidance issued by the Treasury. Under the ARRA, any TARP participant may not pay any bonus, retention award or incentive compensation to its five most highly paid executives, except for payments of long term restricted stock, the awards of which do not vest while the Preferred Stock is outstanding and do not have a value greater than one-third of the officer’s total annual compensation, unless the payments are required pursuant to a written agreement executed prior to February 11, 2009. In addition, the ARRA requires the Treasury to review bonuses, retention awards and other compensation paid to a TARP participant’s five most highly-compensated officers and the next 20 most highly compensated employees to determine if the payments were excessive or inconsistent with the purpose of the ARRA or TARP or were otherwise contrary to the public interest. If so, the Treasury is directed to negotiate the return of any such amounts to the government.

The purpose of TARP is to restore confidence and stability to the U. S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion to the TARP Capital Purchase Program (“CCP”). TARP also includes direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to certain executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. Under CPP, the Treasury will purchase debt or equity securities from participating institutions. EESA also increased FDIC deposit insurance on most accounts from $100 thousand to $250 thousand. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

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

ITEM 2.	PROPERTIES

Our banking offices are listed below. We conduct our business from the properties listed below. Except for our Ashland and WestMark office, which we own, we lease our other offices under long term lease arrangements. All of such leases are at market rental rates and they are all with unrelated parties having no relationship or affiliation with us.

Office Location	Date Opened
WestMark Office (1) 11001 West Broad Street Glen Allen, Virginia 23060	1998

Ashland Office 409 South Washington Highway Ashland, Virginia 23005	2000

Chesterfield Towne Center Office 1580 Koger Center Boulevard Richmond, Virginia 23235	2003

Staples Mill Road Office 1776 Staples Mill Road Richmond, Virginia 23230	2003

Bon Air Office 2810 Buford Road Richmond, Virginia 23235	2008

Forest Office Park Branch (2) 1504 Santa Rosa Road Richmond, Virginia 23229	2006

James Center Office One James Center 901 East Cary Street Richmond, Virginia 23219	2007

(1)	Relocation of our Innsbrook leased office to an owned free standing site across the street in September 2008.
(2)	Relocated to 7100 Three Chopt Road, Richmond, Virginia in February 2009 to an owned free standing site.

Our corporate office, which we opened in 2003, is located at 4222 Cox Road, Suite 200, Glen Allen, Virginia 23060.

All of our properties are in good operating condition and are adequate for our present and anticipated future needs.

ITEM 3.	LEGAL PROCEEDINGS

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

The following table shows high and low sale prices for our common stock, as reported to us, for the periods indicated.

	High	Low
2008

1st Quarter	$14.25	$11.05
2nd Quarter	13.50	10.50
3rd Quarter	11.25	9.01
4th Quarter	10.50	5.75

2007

1st Quarter	$20.00	$16.80
2nd Quarter	17.50	15.50
3rd Quarter	16.00	12.00
4th Quarter	14.75	11.00

The foregoing transactions may not be representative of all transactions during the indicated periods or of the actual fair market value of our common stock at the time of such transaction due to the infrequency of trades and the limited market for our common stock.

First Capital Bancorp, Inc. does not pay a cash dividend and does not have the intention to pay a cash dividend in the foreseeable future.

There were 2,971,171 shares of the Company’s common stock outstanding at the close of business on December 31, 2008. As of March 25, 2009, there were approximately 682 shareholders of record of our common stock.

Effective December 28, 2005, First Capital Bank completed a three-for-two stock split with respect to the outstanding shares of its common stock. The information set forth in this Report on Form 10-K regarding common stock reflects the changes resulting from the stock split.

ITEM 6.	SELECTED FINANCIAL INFORMATION

The following consolidated summary sets forth our selected financial data for the periods and at the dates indicated. The selected financial data for fiscal years have been derived from our audited financial statements for each of the five years that ended December 31, 2008, 2007, 2006, 2005, and 2004. You also should read the detailed information and the financial statements for all of such periods included elsewhere in this Report on Form 10-K.

	At or for the Fiscal Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except ratios and per share amounts)
Income Statement Data:
Interest income	$24,044	$20,356	$15,263	$10,533	$6,740
Interest expense	12,996	10,563	7,691	4,134	2,388

Net interest income	11,048	9,793	7,572	6,399	4,352
Provision for loan losses	2,924	676	404	408	346

Net interest income after provision for loan losses	8,124	9,117	7,168	5,991	4,006
Noninterest income	744	809	465	272	270
Noninterest expense	8,560	7,259	5,261	4,293	3,406

Income before income taxes	308	2,667	2,372	1,970	870
Income tax expense (benefit)	138	925	801	664	296

Net income	$170	$1,742	$1,571	$1,306	$574

Per Share Data: (1)
Basic earnings per share	$0.06	$0.72	$0.87	$0.73	$0.32
Diluted earnings per share	$0.06	$0.71	$0.83	$0.70	$0.31
Book value per share	$11.92	$11.73	$8.72	$7.78	$7.23
Balance Sheet Data:
Assets	$431,553	$351,867	$257,241	$209,529	$152,647
Gross loans, net of unearned income	$367,440	$296,723	$201,585	$156,062	$108,698
Deposits	$334,300	$255,108	$194,302	$162,388	$128,658
Shareholders’ equity	$35,420	$34,859	$15,659	$13,970	$12,990
Average shares outstanding, basic	2,971	2,414	1,796	1,796	1,796
Average shares outstanding, diluted	2,984	2,469	1,889	1,860	1,849
Selected Performance Ratios
Return on average assets	0.04%	0.61%	0.69%	0.72%	0.42%
Return on average equity	0.49%	6.80%	10.74%	9.69%	5.87%
Efficiency ratio	72.60%	68.47%	65.46%	64.35%	73.69%
Net interest margin	2.89%	3.54%	3.41%	3.68%	3.39%
Equity to assets	8.21%	9.91%	6.09%	6.67%	8.51%
Tier 1 risk-based capital ratio	10.62%	12.98%	10.39%	9.13%	12.46%
Total risk-based capital ratio	12.41%	14.44%	12.28%	11.36%	13.51%
Leverage ratio	9.62%	12.50%	8.80%	6.98%	8.74%
Asset Quality Ratios:
Non-performing loans to period-end loans	1.18%	0.02%	0.06%	0.00%	0.00%
Non-performing assets to total assets	1.52%	0.01%	0.05%	0.00%	0.00%
Net loan charge-offs (recoveries) to average loans	0.10%	0.01%	0.02%	0.02%	0.00%
Allowance for loan losses to loans outstanding at end of period	1.36%	0.84%	0.91%	0.94%	1.00%

(1)	Amounts have been adjusted to reflect the three for two stock split on December 28, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations and financial condition, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

Overview

We are headquartered in Glen Allen, Virginia and conduct our primary operations through our wholly owned subsidiary, First Capital Bank (the “Bank”). Through its seven full service branch offices and courier service, the bank serves the greater Richmond metropolitan area which includes the counties of Henrico, Chesterfield and Hanover, the Town of Ashland and the City of Richmond, Virginia. We target small to medium-sized businesses and consumers in our market area and emerging suburbs outside of the greater Richmond metropolitan area. In addition, we strive to develop personal, knowledgeable relationships with our customers, while at the same time offering products comparable to statewide regional banks located in its market area. We believe that the marketing of customized banking services has enabled us to establish a niche in the financial services marketplace in the Richmond Metropolitan Area.

Nationwide in 2008, concerns over asset quality, precipitated by issues related to slowing real estate activity, declining real estate values, turbulence in the financial sector, decline in interest rates, the current regulatory environment and general economic conditions resulted in significant declines in financial results. The impact of these concerns is reflected in the economic markets in which the Company operates, principally through slowing real estate activity, declining real estate values and asset quality concerns. Residential acquisition and development lending and builder/construction lending have been significantly scaled back as housing activity across our markets has declined. As a result, the Company significantly increased its provision for loan losses to $2.9 million for the year ended December 31, 2008 compared to $676 thousand for the same period in 2007. The allowance for loan losses increased to $5.1 million as of December 31, 2008 or 1.36 % of total loans compared to .84% at the end of the same period last year. Net charge-offs increased significantly from $20 thousand for the year 2007 to $353 thousand for the year ended December 31, 2008. Nonperforming assets also increased drastically from $50 thousand as of December 31, 2007 or .02% of assets to $6.6 million as of December 31, 2008 or 1.52% of assets.

For the year ended December 31, 2008, assets grew $79.7 million to $431.6 million or 22.6% from $351.9 million at December 31, 2007. 85% of the asset growth occurred in the first nine months of 2008. For the years ended December 31, 2007 and 2006, our total assets increased $94.6 million or 36.8% to $351.9 million at December 31, 2007 from $257.2 million at December 31, 2006.

Total net loans at December 31, 2008 were $367.4 million, an increase of $73.2 million, or 24.9%, from the December 31, 2007 amount of $294.2 million. Total net loans at December 31, 2007 were $294.2 million, an increase of $94.5 million, or 47.3%, from the December 31, 2006 amount of $199.8 million.

Deposits increased $79.2 million to $334.3 million at December 31, 2008 from $255.1 million at December 31, 2007. Certificates of deposit increased $93.2 million or 58.6% to $252.1 million and represented 75.4% of deposits, up from 62.3% at December 31, 2007. Money market accounts and NOW accounts decreased $12.0 million or 20.1% during 2008 and represented 14.3% of deposits down from 23.4% at December 31, 2007. Deposits increased $60.8 million to $255.1 million at December 31, 2007 from the balance at December 31, 2006. Certificates of deposit increased $37.4 million or 30.8% and represent 62.3% of deposits with maturities ranging from six months to five years. Money market accounts and NOW accounts increased $19.7 million or 49.4% with the continued success of the Capital Reserve Account which has a variable rate tied to the stated Fed funds rate. Low cost demand deposits increased 11.1% or $3.7 million to $36.5 million at December 31, 2007.

Net interest margin decreased in 2008 from 3.54% for the year ended December 31, 2007 to 2.89% at December 31, 2008. The net interest margin was 3.41% for the same period in 2006. The decrease in the net interest margin is attributed to steady reduction in interest rates over the last two years. Over the twenty-four months ended December 31, 2008, the Federal Reserve Bank’s Federal Open Market Committee (FOMC) cut the federal funds targeted rate and the associated prime rate on interest ten times or 500 basis points from 8.25% on January 1, 2007 to 3.25% on December 31, 2008. For the period January 1, 2008 to December 31, 2008, the FOMC cut the targeted federal funds rate and the associated prime rate seven times or 400 basis points from 7.25% on January 1, 2008 to 3.25% on December 31, 2008.

Total non-interest expense increased 17.9% or $1.3 million for the year ended December 31, 2008. Additions to staff to support business development and retail branching contributed to the increase in salaries and employee benefits. Occupancy and depreciation expense increased as the result of the opening of the new Bon Air branch in the second quarter of 2008. The FDIC assessment increase as the result of a revised premium structure but primarily from the increase in deposits during the period. The Virginia capital stock tax increased as the result of increased investment in First Capital Bank by First Capital Bancorp, Inc. during 2008.

We remain well capitalized with capital ratios above the regulatory minimums. As we enter 2009 however, the financial sector remains in turmoil. Pressure continues on the net interest margin and asset quality continues to deteriorate.

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

Results of Operations

Net Income

Net income for the year ended December 31, 2008 decreased to $170 thousand from $1.7 million for the year ended December 31, 2007. Returns on equity and assets for the year ended December 31, 2008 were 0.49% and 0.04%, respectively, compared to 6.8% and 0.61% for the year ended December 31, 2007. Loan growth resulted in an increase in interest income as interest on loans increased $3.8 million to $22.2 million for the year ended December 31, 2008, down from a $5.1 million increase in 2007. Total interest expense was $13.0 million for the year ended December 31, 2008, compared to $10.6 million for the year ended December 31, 2007.

For 2008, earnings per diluted share were $0.06 compared to $0.71 and $0.83 for 2007 and 2006, respectively.

The following table reflects an analysis of our net interest income using the daily average balance of our assets and liabilities as of the periods indicated.

	Year Ended December 31,
	2008			2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income	$337,168	$22,161	6.57%	$233,808	$18,362	7.85%
Investment securities:
U.S. Agencies	19,067	944	4.95%	23,902	1,108	4.64%
Mortgage backed securities	7,342	322	4.39%	9,863	422	4.28%
Municipal securities	1,695	64	3.75%	1,010	41	4.03%
Corporate bonds	3,198	183	5.72%	226	13	5.64%
Other investments	3,648	156	4.28%	2,379	144	6.08%

Total investment securities	34,950	1,669	4.78%	37,380	1,728	4.62%
Federal funds sold	10,444	214	2.05%	5,084	266	5.24%

Total earning assets	$382,562	$24,044	6.29%	$276,272	$20,356	7.37%

Cash and cash equivalents	10,954			6,356
Allowance for loan losses	(3,393)			(2,128)
Other assets	7,831			4,326

Total assets	$397,954			$284,826

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest checking	$9,213	$45	0.49%	$9,063	$96	1.06%
Money market deposit accounts	38,586	711	1.84%	44,698	1,798	4.02%
Statement savings	792	5	0.57%	883	13	1.53%
Certificates of deposit	219,480	9,910	4.52%	131,912	6,783	5.14%

Total interest-bearing deposits	268,071	10,671	3.98%	186,556	8,690	4.66%

Fed funds purchased	952	35	3.66%	1,624	79	4.86%
Repurchase agreements	2,482	32	1.31%	1,932	81	4.19%
Subordinated debt	7,155	386	5.38%	7,155	500	6.99%
FHLB advances	49,385	1,872	3.79%	28,348	1,213	4.28%

Total interest-bearing liabilities	328,045	12,996	3.96%	225,615	10,563	4.68%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	32,672			32,119
Other liabilities	2,180			1,476

Total liabilities	34,852			33,595
Shareholders’ equity	35,057			25,616

Total liabilities and shareholders’ equity	$397,954			$284,826

Net interest income		$11,048			$9,793

Interest rate spread			2.32%			2.69%

Net interest margin			2.89%			3.54%

Ratio of average interest earning assets to average interest-bearing liabilities			116.62%			122.45%

(1)	For purposes of these computations, nonaccrual loans are included in average loans.

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

Year ended December 31, 2008 compared to year ended December 31, 2007

Net interest income for the year ended December 31, 2008 increased 12.8% to $11.0 million from $9.8 million for the year ended December 31, 2007. Net interest income increased despite a 65 basis point decrease in the net interest margin from 3.54% for the year ended December 31, 2007 to 2.89% for the comparable period of 2008.

Average earning assets increased 38.5% to $382.6 million for 2008 from $276.3 million for 2007. Average loans, net of unearned income increased $103.4 million, or 44.2% for 2008 to $337.2 million. The average rate earned on net loans, decreased 128 basis points to 6.57% from 7.85% for the year ended December 31, 2007. The decrease in the average rate earned on net loans was the result of a 400 basis point decrease in the prime rate and other rates that track prime in 2008, to which approximately 40% of our loans are tied. The average balance in our securities portfolio decreased by $3.7 million primarily due to maturities and calls of securities of $24.0 million and repayments on mortgage backed securities of $2.1 million, offset by purchases of $24.9 million. The yield on the investment portfolio increased 31 basis points from 4.52% for the year ended December 31, 2007 to 4.83% for the year ended December 31, 2008. Other investments, which include FHLB Stock and Federal Reserve Stock increased on average $1.3 million while the yield decreased from 6.08% to 4.28% for the year ended December 31, 2008. As the result of these changes, total interest income increased $3.7 million, or 18.1% to $24.0 million for the year ended December 31, 2008 as compared to $20.4 million for the comparable period of 2007.

Total interest expense on deposits increased $2.4 million to $13.0 million for the year ended December 31, 2008 from $10.6 million for the same period of 2007. The average balance of interest-bearing deposits increased $81.5 million as the cost of deposits decreased 68 basis points. Average balance of certificates of deposit increased $87.6 million as the cost of certificates decreased 63 basis points to 4.52% for the year ended December 31, 2008. The FOMC cut the federal funds targeted rate and the associated prime rate on interest 400 basis points in 2008. A total of 175 basis points occurred in the fourth quarter of 2008 with a 75 basis point decreased occurring December 16, 2008. Although the vast majority of our time deposits are set to reprice in the next six to twelve months and will lower funding costs, this rapid reduction in rates put pressure on our net interest margin. The average money market deposit accounts decreased $6.1 million during 2008 to $38.6 million as the average rate decreased 218 basis points to 1.84% from 4.02% for the year 2007. The popularity of the Capital Reserve Account with a variable rate tied to fed funds, resulted in the decrease in deposits and interest rates decreased and customers looked to more attractive rates. Targeted fed funds rates decreased from an average of 5.24%

in 2007 to 2.05% for 2008 as the FOMC cut rates in 2008. The percentage of certificates of deposits to total deposits increased during 2008 to 75.4% at December 31, 2998 from 62.3% at December 31, 2007. Average advances from the Federal Home Loan Bank of Atlanta (“FHLB”) increased $21.0 million during 2008. Average cost of those advances decreased 49 basis points. Advances from the FHLB were used to augment deposits in supporting the loan growth of the Bank at attractive rates in comparison to deposit rates available during the same time frame. Interest expense of FHLB advances increased $659 thousand or 54.3% over 2007 to $1.9 million for the year ended December 31, 2008.

Average subordinated debt and other borrowed money decreased $121 thousand during 2008. The average cost decreased 188 basis points from 6.16% for the year ended December 31, 2007 to 4.27% for the year ended December 31, 2008. The primary reason for the decrease in cost was the reduction of the cost of Trust Preferred Capital Notes issued a LIBOR-indexed floating rate of interest (three-Month LIBOR plus 1.70%) which adjusts quarterly. The rate was 3.70% at December 31, 2008, down from 6.69% at December 31, 2007. Subordinated debt of $2.0 million was outstanding all of 2008 and 2007 at a fixed rate of 6.33%.

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

Average earning assets increased 24.5% to $276.3 million for 2007 from $221.9 million for 2006. Average loans, net of unearned income increased 32.1% for 2007 to $233.8 million. The average rate earned on net loans, increased 36 basis points to 7.85% from 7.49% for the year ended December 31, 2006. Loan growth was more pronounced in the third and fourth quarters of 2007 as $67.7 million, or 71.6%, of the $94.5 million in net new loans were originated during those quarters. The average balance in our securities portfolio decreased by $3.6 million primarily due to repayments on mortgage backed securities of $2.8 million and $1.4 million reduction in U.S. Agencies, while the yield increased 23 basis points to 4.62% from 4.40%. As the result of these changes, total interest income increased $5.1 million, or 33.4% to $20.4 million for the year ended December 31, 2007 as compared to $15.3 million for the comparable period of 2006.

Total interest expense on deposits increased $2.4 million to $8.7 million for the year ended December 31, 2007 from $6.3 million for the same period of 2006. The average balance of interest-bearing deposits increased $34.5 million as the cost of deposits increased 51 basis points. The average money market deposit accounts increased $19.9 million during 2007 to $44.7 million as the average rate increased 99 basis points to 4.02%. The popularity of the Capital Reserve Account with a variable rate tied to fed funds, resulted in the increase in deposits and costs. Targeted fed funds were high most of 2007 until the decreases beginning in September 2007. Average balance of certificates of deposit increased $12.1 million as the cost of certificates increased 55 basis points to 5.14% for the year ended December 31, 2007. During to higher rates during most of 2007 as compared to 2006, deposits were rolling up in rate at maturity through the first three quarters of 2007. The percentage of certificates of deposits to total deposits increased slightly during 2007 to 62.3%.

Average advances from the Federal Home Loan Bank of Atlanta (“FHLB”) increased $2.9 million during 2007. Average cost of those advances increased 27 basis points. Advances from the FHLB were used to augment deposits in supporting the loan growth of the Bank. Interest expense of FHLB advances increased $193 thousand or 18.9% over 2006 to $1.2 million for the year ended December 31, 2007.

Average subordinated debt and other borrowed money increased $3.7 million during 2007. During September 2006, $5.2 million of Trust Preferred Capital Notes were issued at a LIBOR-indexed floating rate of interest (three-Month LIBOR plus 1.70%) which adjusts quarterly. The rate was 6.69% at December 31, 2007, down from 7.06% at December 31, 2006 and 7.09% upon issuance in September 2006. Subordinated debt of $2.0 million was outstanding all of 2007 and 2006 at a fixed rate of 6.33%. Total subordinated debt and other borrowed money increased $307 thousand during 2007 to $581 thousand for the year ended December 331, 2007.

The following table analysis changes in net interest income attributable to changes in the volume of interest-earning assets and interest bearing liabilities compared to changes in interest rates.

	2008 vs. 2007 Increase (Decrease) Due to Changes in:			2007 vs. 2006 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Earning Assets:
Loans, net of unearned income	$8,117	$(4,328)	$3,789	$4,252	$847	$5,099
Investment securities:	(59)	—	(59)	(154)	80	(74)
Federal funds sold	281	(333)	(52)	61	7	68

Total earning assets	8,339	(4,661)	$3,678	4,159	934	$5,093

Interest-Bearing Liabilities:
Interest checking	2	(52)	(50)	12	50	62
Money market deposit accounts	(246)	(841)	(1,087)	603	441	1,044
Statement savings	(1)	(8)	(9)	2	0	2
Certificates of deposit	4,503	(1,375)	3,128	555	723	1,278
Fed funds purchased	(33)	(11)	(44)	(7)	(8)	(15)
Repurchase agreements	23	(72)	(49)	39	(4)	35
Subordinated debt	—	(115)	(115)	245	28	273
FHLB advances	900	(241)	659	116	77	193

Total interest-bearing liabilities	5,148	(2,715)	2,433	1,565	1,307	2,872

Change in net interest income	$3,191	$(1,946)	$1,245	$2,594	$(373)	$2,221

Provision for Loan Losses

The provision for loan losses for the year ended December 31, 2008 was $2.9 million compared to $676 thousand for the year ended December 31, 2007. We are committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in our loan portfolio. This commitment is more fully discussed in the “Asset Quality” section below.

Non-Interest Income

Year ended December 31, 2008 compared to year ended December 31, 2007

Non-interest income has been and will continue to be an important factor for increasing profitability. Management continues to consider areas where non-interest income can be increased.

Non-interest income decreased 8.0% to $744 thousand for the year ended December 31, 2008 compared to $809 thousand for the same period in 2007.

Fees on deposits increased $27 thousand or 12.3% to $248 thousand for the year ended December 31, 2008. Returned Check fees decreased $4 thousand and Service Charges on Checking increased $31 thousand. Other noninterest income decreased $92 thousand from $588 thousand in 2007 to $496 thousand in 2008. Income associated with our Mortgage operation decreased 35.5% from $159 thousand in 2007 to $102 thousand in 2008 as the mortgage industry froze during the turmoil of the financial markets in 2008. In addition gain on sale of securities and assets total $59 thousand in 2007 which was not repeated in 2008.

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

Non-Interest Expense

Year ended December 31, 2008 compared to year ended December 31, 2007

Total noninterest expense increased 17.9% to $8.6 million for the year 2008 as compared to $7.3 million for 2007. Noninterest expense was 2.2% of average assets for the year ended December 31, 2008 compared to 2.6% for 2007.

Salaries and employee benefits increased 12.0% to $4.3 million compared to $3.8 million for 2007. The opening and staffing of the Company’s seventh branch at Bon Air Chesterfield County to staff to support business development contributed to the increase. In addition, a key addition to management team in the hiring of John Presley in October 2008 contributed to the increase.

Occupancy expense increased $113 thousand, or 15.2%, to $852 thousand during 2008 as compared to 2007. The opening of the Bon Air Branch in 2008 added $53 thousand in rent during 2008. Additional space leased at Corporate headquarters added an additional $46 thousand in rent expense in 2008. Associated utilities, real estate taxes and maintenance also increased during 2008.

Professional services increased $97 thousand, or 56.6%, to $269 thousand due to increased legal representation in dealing with impaired loans and other real estate owned during 2008.

Advertising and marketing increased $55 thousand as a branding campaign was initiated in 2008 to generate name recognition.

FDIC assessments increased $56 thousand to $215 for 2008 from $160 for 2007 due to a change in the calculation of the premium due for FDIC insurance and deposit growth.

Virginia capital stock tax increased $85 thousand to $381 thousand during 2008 from $296 thousand for 2007. Infusion of an additional $6.8 million of capital in the Bank in 2008 resulted in the increase in the capital stock tax.

Other expenses increased $254 thousand due to expansion of the Bank.

Year ended December 31, 2007 compared to year ended December 31, 2006

Total noninterest expense increased 38.0% to $7.3 million for the year 2007 as compared to $5.3 million for 2006. Noninterest expense was 2.6% of average assets for the year ended December 31, 2007 compared to 2.3% for 2006.

Salaries and employee benefits increased 46.3% to $3.8 million compared to $2.6 million for 2006. The opening and staffing of the Company’s sixth branch at the James Center in downtown Richmond and additions to staff to support business development contributed to the increase. In addition, key additions to the senior lending team in January 2007 contributed to the increase.

Occupancy expense increased $138 thousand, or 22.9%,` to $740 thousand during 2007 as compared to 2006. The opening of the James Center Branch in February 2007 added $99 thousand in rent during 2007. The Forest Office Park Branch, which opened in the fall of 2006, added $25 thousand for the full year of 2007 over 2006.

Advertising and marketing increased $113 thousand as a TV marketing campaign was used in 2007 to generate deposits and name recognition.

FDIC assessments increased $138 thousand to $160 for 2007 from $22 for 2006 due to a change in the calculation of the premium due for FDIC insurance.

Virginia capital stock tax increased $112 thousand to $296 thousand during 2007 from $184 thousand for 2006. Infusion of an additional $10.0 million of capital in the subsidiary bank in 2007 resulted in the increase in the capital stock tax.

Other expenses increased $149 thousand due to expansion of the bank.

Income Taxes

Our reported income tax expense was $138 thousand for 2008 and $925 thousand for 2007. Note 11 of our consolidated financial statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and our actual income tax expense. Also included in Note 10 to the consolidated financial statements is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 2008 and 2007.

Financial Condition

Assets

Total assets increased to $431.6 million at December 31, 2008, compared to $351.9 million at December 31, 2007 representing an increase of $79.7 million or 22.7%. Total assets stood at $257.2 million at December 31, 2006. Average assets increased 39.7% from $284.8 million for the year ended December 31, 2007 to $398.0 million for the year ended December 31, 2008. Average assets were $228.6 million for the year ended December 31, 2006. Average stockholders’ equity increased 36.9% to $35.1 million for the year ended December 31, 2008 as compared to $25.6 million for the same period in 2007 in which a stock offering was conducted during June and July 2007 in which $17.1 million in capital was raised after expenses. Average stockholders’ equity was $14.6 million for the year ended December 31, 2006.

Loans

Our loan portfolio is the largest component of our earning assets. Total loans, which exclude the allowance for loan losses and deferred loans fees, at December 31, 2008, were $372.6 million, an increase of $75.7 million from $296.9 million at December 31, 2007. Residential real estate increased 47.6% to $122.6 million and represented 32.9% of the portfolio at December 31, 2008. Commercial real estate increased $20.5 million or 23.8% to $106.8 million and represented 28.7% of the portfolio. Real estate construction increased 9.4% or $7.4 million and represented 23.2% of the portfolio, down from 26.6% in 2007. Concerted effort was made in the second half of 2008 to lessen our percentage of real estate construction as a percentage of the total portfolio. The allowance for loan losses was $5.1 million or 1.36% of total loans outstanding at December 31, 2008.

Major classifications of loans are as follows:

	2008	2007	2006	2005	2004
	(Dollars in thousands)
Commercial	$51,138	$44,367	$22,619	$15,312	$13,651
Real estate – residential	122,552	83,035	62,166	57,708	48,451
Real estate – commercial	106,796	86,301	63,062	49,775	30,741
Real estate – construction	86,515	79,096	51,450	31,442	14,324
Consumer	5,584	4,106	2,387	1,799	1,494

Total loans	372,585	296,905	201,684	156,036	108,661

Less:
Allowance for loan losses	5,060	2,489	1,834	1,460	1,084
Net deferred fees (costs)	85	182	99	(26)	(37)

Loans, net	$367,440	$294,234	$199,751	$154,602	$107,614

Our average net loan portfolio totaled 81.5% of average earning assets in 2008, up from 75.1% in 2007. Because of the nature of our market, loan collateral is predominantly real estate. At December 31, 2008, we had no concentration of loans in any one industry exceeding 10%.

The following table reflects the amount of loans for Commercial loans and Real estate construction as to fixed and variable and repricing or maturity:

	December 31, 2008
	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$20,577	$23,289	$7,272	$51,138
Real estate construction	54,702	23,112	8,701	86,515

Total	$75,279	$46,401	$15,973	$137,653

Loans with:
Fixed Rates	$9,625	$22,676	$8,826	$41,127
Variable Rates	65,654	23,725	7,147	96,526

	$75,279	$46,401	$15,973	$137,653

Asset Quality

Total non-performing assets, consisting of nonaccrual loans and other real estate owned, increased $6.5 million to $6.6 million at December 31, 2008. The ratio of nonperforming assets to total loans was 1.18% compared to 0.02% at year end 2007. Non-performing assets to total assets increased from 0.02% for 2007 to 1.52% for 2008. Non-performing assets consists of nonaccrual loans totaling $4.4 million which are represented by nine building lots, two houses under construction, twenty-eight developed town-house lots and one commercial and industrial loan. Other real estate owned totaling $2.2 million are represented by twelve building lots and two houses under construction. Non-accrual loans were $50 thousand at December 31, 2007 compared to $120 thousand at December 31, 2006. The non-accrual loan of $50 at December 31, 2007 has an SBA guarantee of $25 thousand as additional collateral.

Non-performing Assets

We place loans on a non-accrual when the collection of principal and interest is doubtful, generally when a loan becomes 90 days past due. There are three negative implications for earnings when we place a loan on non-accrual status. First, all interest accrued but unpaid at the date that the loan is placed on non-accrual status is either deducted from interest income or written off as a loss. Second, accruals on interest are discontinued until it becomes certain that both principal and interest can be repaid. Finally, there may be actual losses that require additional provisions for loan losses to be charged against earnings.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-performing loans	$4,411	$50	$120	$2	$3
Non-performing assets	$2,158
Accruing loans greater than 90 days past due	—	—	—	—	—
Non-performing loans to period end loans	1.18%	0.02%	0.06%	0.00%	0.00%
Non-performing assets to total assets	1.52%	0.02%	0.06%	0.00%	0.00%

Allowance for Loan Losses

For a discussion of our accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$2,489	$1,834	$1,460	$1,084	$736
Loans charge-offs
Commercial	24	20	21	31	—
Real estate – residential	58	—	—	—	—
Real estate – commercial	—	—	—	—	—
Real estate – construction	273	—	10	—	—
Consumer	4	4	—	1	—

Total loans charged off	$359	$24	$31	$32	$0

Recoveries
Commercial	5	—	1	—	1
Real estate – residential	—	—	—	—	—
Real estate – commercial	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Consumer	1	3	—	—	1

Total recoveries	$6	$3	$1	$0	$2

Net charge-offs	353	21	30	32	(2)
Additions charge to operations	2,924	676	404	408	346

Balance, end of year	$5,060	$2,489	$1,834	$1,460	$1,084

Ratio of allowance for loan losses to loans outstanding at end of period	1.36%	0.84%	0.91%	0.94%	1.00%

Ratio of new charge-offs (recoveries) to average loans outstanding during the period	0.10%	0.01%	0.02%	0.02%	0.00%

The allowance for loan losses at December 31, 2008 was $5.1 million compared to $2.5 million at December 31, 2007. The allowance for loan losses was 1.36% of total loans outstanding at December 31, 2008 compared to 0.84% at December 31, 2007. The provision for loan losses was $2.9 million for 2008 compared to $676 thousand for 2007. Net charge-offs were $353 thousand for the year ended December 31, 2008 compared to $21 thousand for the year ended December 31, 2007. The portfolio continues to show considerable stress as the economic environment and the real estate market continue to deteriorate and additional provision for loan losses may be required if the downward trend in conditions persists. We have no exposure to sub-prime loans in the portfolio.

The following table shows the balance and percentage of our allowance for loan losses allocated to each major category of loan:

	Commercial & Industrial		Real Estate Mortgage		Real Estate Construction		Consumer
	Allowance for Loan Loss	Percent of Loan in Category to Total Loans	Allowance for Loan Loss	Percent of Loan in Category to Total Loans	Allowance for Loan Loss	Percent of Loan in Category to Total Loans	Allowance for Loan Loss	Percent of Loan in Category to Total Loans	Total Allowance for Loan Loss
				(Dollars in thousands)
2008	$1,075	13.73%	$3,026	61.56%	$942	23.22%	$17	1.50%	$5,060
2007	960	14.94%	937	57.03%	591	26.64%	1	1.38%	2,489
2006	762	11.22%	633	62.09%	437	25.51%	2	1.18%	1,834
2005	556	9.82%	627	68.88%	275	20.15%	2	1.15%	1,460
2004	453	12.56%	469	72.88%	160	13.18%	2	1.38%	1,084

Securities

We account for securities under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. We have designated most securities in the investment portfolio as “available for sale” as further defined in Note 3 to our consolidated financial statements. In 2008, we designated certain securities as “held-to-maturity” as defined in Note 3 to our consolidated financial statements. Available for sale securities are required to be carried on the financial statements at fair value. The unrealized gains or losses, net of deferred income taxes, are reflected in stockholders’ equity. Held-to-maturity are carried on our books at amortized cost.

The market value of the available-for-sale securities at December 31, 2008 and 2007 was $30.5 million and $32.8 million, respectively. The net unrealized gain after tax on the available for sale securities was $196 thousand at December 31, 2008 as compared to $36 thousand net unrealized loss after tax at December 31, 2007. The net market value loss at December 31, 2008 is reflective of market interest rates.

The carrying values of securities available for sale at the dates indicated were as follows:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Available for Sale

U.S. Government securities	$17,122	$21,501	$26,705
Mortgage-backed and CMO securities	8,404	8,418	11,011
State and political subdivision obligations	1,729	1,010	1,015
Corporate bonds	3,269	1,895	—

	$30,524	$32,824	$38,731

Held to Maturity

State and political subdivision obligations	$1,471	—	—

	$1,471	$0	$0

Restricted equity securities consist primarily of Federal Reserve Bank stock, Federal Home Loan Bank of Atlanta stock and Community Bankers Bank Stock. Increase in stock in the FHLB was due to increased borrowing from the FHLB during 2008.

Deposits

The following table is a summary of average deposits and average rates paid on those deposits:

	Average Deposits and Rates Paid
	2008		2007		2006
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$32,672	0.00%	$32,119	0.00%	$27,783	0.00%
Interest-bearing deposits
Interest checking	9,213	0.49%	9,063	1.06%	6,666	0.51%
Savings	792	0.57%	883	1.53%	734	1.50%
Money market accounts	38,586	1.84%	44,698	4.02%	24,829	3.04%
Certificates of deposit	219,480	4.52%	131,912	5.12%	119,838	4.59%

	$300,743		$218,675		$179,850

As of December 31, 2008, deposits were $334.3 million, a $79.2 million increase over December 31, 2007 deposits of $255.1 million. Average deposits increased 43.7% or $81.5 million compared to average deposits for the year ended December 31, 2007. Average money market accounts decreased 13.7% or $6.1 million to $38.6 million from $44.7 million for the comparable period of 2007. Average Certificates of deposit grew $87.6 million for the year to $219.5 million.

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

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2008:

	Maturities of Certificates of Deposit of $100,000 and Greater
	Within Three Months	Three to Twelve Months	Over One Year	Total	Percent of Total Deposits
		(Dollars in thousands)
At December 31, 2008	$27,635	$62,751	$27,765	$118,151	35.3%

Borrowings

At December 31, 2008 and 2007, our borrowings and the related weighted average interest rate were as follows:

	2008		2007		2006
	Amount	Weighted-Average Rate	Amount	Weighted-Average Rate	Amount	Weighted-Average Rate
	(Dollars in thousands)
Federal funds purchased	$952	3.66%	$9,261	1.88%	$6,026	5.35%
Repurchase agreements	2,482	1.31%	2,103	3.11%	1,667	4.83%
Federal Home Loan Bank advances	49,385	3.79%	40,000	4.01%	30,000	3.94%
Subordinated debt	7,155	5.38%	7,155	6.59%	7,155	6.86%

	$59,974		$58,519		$44,848

Federal funds purchased have been a source of funds for the bank. We have various lines of credit available from certain of our correspondent banks in the aggregate amount of $27.7 million. These lines of credit, which bear interest at prevailing market rates, permit us to borrow funds in the overnight market, and are renewable annually. Advances from the FHLB constitute convertible advances with contractual maturities of five to ten years. All convertible advances have a call option remaining of various terms.

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

We monitor interest rate levels on a daily basis at meetings of the Asset/Liability Sub-Committee. The following reports and/or tools are used to assess the current interest rate environment and its impact on our earnings and liquidity: monthly and year to date net interest margin and spread calculations, monthly and year to date balance sheet and income statements versus budget, quarterly net portfolio value analysis, a weekly survey of rates offered by other local competitive institutions and GAP analysis (matching maturities or repricing dates of interest sensitive assets to those of interest sensitive liabilities by periods) and a Risk Manager model used to measure earnings at risk and economic value of equity at risk.

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

	December 31, 2008
	1 to 90 Days	90 Days to 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning Assets:
Gross loans	$126,515	$33,015	$66,331	$88,327	$58,397	$372,585
Investment securities	2,381	932	599	2,027	26,038	31,977
Federal funds sold	9,640	—	—	—	—	9,640

Total rate sensitive assets	$138,536	$33,947	$66,930	$90,354	$84,435	$414,202

Cumulative totals	138,536	172,483	239,413	329,767	414,202

Interest-Bearing Liabilities:
Interest checking	$—	$8,508	$1,001	$—	$—	$9,509
Money market accounts	3,000	11,236	23,217	—	—	37,453
Savings deposits	—	—	695	—	—	695
Certificates of deposit	59,222	137,128	38,240	17,535	—	252,125
Federal funds purchased	0	—	—	—	—	0
FHLB borrowing and subordinated debt	0		12,155	20,000	25,000	57,155
Other liabilities	2,153	—	—	—	—	2,153

Total rate sensitive liabilities	$64,375	$156,872	$75,308	$37,535	$—	$359,090

Cumulative totals	64,375	221,247	296,555	334,090	334,090

Interest sensitivity gap	$74,161	$(122,925)	$(8,378)	$52,819	$84,435

Cumulative interest sensitivity gap	74,161	(48,764)	(57,142)	(4,323)	80,112

Cumulative interest sensitive gap as a percentage of earning assets	17.9%	-11.8%	-13.8%	-1.0%	19.3%

Capital Resources and Dividends

We have an ongoing strategic objective of maintaining a capital base that supports the pursuit of profitable business opportunities, provides resources to absorb risk inherent in our activities and meets or exceeds all regulatory requirements.

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks. The regulatory capital standards categorize assets and off-balance sheet items into four categories that weight balance sheet assets according to risk, requiring more capital for holding higher risk assets. At December 31, 2008 and 2007, our Tier 1 leverage ratio (Tier 1 capital to average total assets) was 9.62% and 12.50% respectively with the minimum regulatory ratio to be well capitalized at 5.00%. Tier 1 risk based capital ratios at December 31, 2008 and 2007 were 10.62% and 12.98% respectively with the minimum regulatory ratio to be well capitalized at 6.00%. Total risk based capital to risk weighted assets at December 31, 2008 and 2007 were 12.41% and 14.44% respectively with the minimum regulatory ratio to be well capitalized at 10.00%. Our capital structure exceeds regulatory guidelines established for well capitalized institutions, which affords us the opportunity to take advantage of business opportunities while ensuring that we have the resources to protect against risk inherent in our business.

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Tier 1 capital:
Common stock	$11,885	$11,885	$7,184
Retained earnings	23,339	23,011	8,786

Total equity	35,224	34,896	15,970
Trust preferred debt	5,155	5,155	5,155

Total Tier 1 capital	40,379	40,051	21,125

Tier 2 capital:
Allowance for loan losses	4,797	2,489	1,834
Subordinated debt	2,000	2,000	2,000

Total Tier 2 capital	6,797	4,489	3,834

Total risk-based capital	$47,175	$44,540	$24,959

Risk-weighted assets	$380,070	$308,511	$203,258

Capital ratios:
Tier 1 leverage ratio	9.62%	12.50%	8.80%
Tier 1 risk based capital	10.62	12.98	10.39
Total risk based capital	12.41	14.44	12.28
Tangible equity to assets	8.16	9.92	6.21

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

We also maintain additional sources of liquidity through a variety of borrowing arrangements. The bank maintains federal funds lines with a large regional money-center banking institution and a local community bankers bank. These available lines currently total approximately $27.7 million, of which there were no outstanding draws at December 31, 2008.

We have a credit line at the Federal Home Loan Bank of Atlanta in the amount of approximately $76.3 million which may be utilized for short and/or long-term borrowing. Advances from the Federal Home Loan Bank totaled $50.0 million at December 31, 2008.

At December 31, 2008, cash, federal funds sold, short-term investments, securities available for pledge or sale and available lines were 24.3% of total deposits.

ITEM 8.	FINANCIAL STATEMENTS

The following 2008 Financial Statements of First Capital Bancorp, Inc. are included after the signature pages to this Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last fiscal year.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, management believes that as of December 31, 2007, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control-Integrated Framework.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Audit Committee Financial Expert. The applicable information contained in the section captioned “Proposal No. 1 – Election of Directors – Audit Committee” in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2009 (the “Proxy Statement”) is incorporated herein by reference.

Code of Ethics. The Bank has adopted (i) A Banker’s Professional Code of Ethics, and (ii) a Code of Conduct and Conflict of Interest, both of which are applicable to its principal executive officer, principal financial officer and principal accounting officer or controller. The codes are filed as exhibits to this Report on Form 10-K.

The information contained under the section captioned “Proposal No. 1– Election of Directors” in the Proxy Statement is incorporated herein by reference.

Additional information concerning executive officers is included in the Proxy Statement in the section captioned “Proposal No. 1 – Election of Directors – Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information contained in the section captioned “Proposal No. 1 – Election of Directors – Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

(c)	Management of First Capital Bancorp, Inc. knows of no arrangements, including any pledge by any person of securities of the First Capital Bancorp, Inc., the operation of which may at a subsequent date result in a change in control of First Capital Bancorp, Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference to the section captioned “Proposal No. 1 – Election of Directors – Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the sections captioned “2008 Audit Committee Report” and “Proposal No. 3 – Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS.

The following exhibits are filed as part of this Form 10-K

No.	Description
2.1	Agreement and Plan of Reorganization dated as of September 5, 2006, by and between First Capital Bancorp, inc. and First Capital Bank.[1]

3.1	Articles of Incorporation of First Capital Bancorp, Inc.[2]

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc.[3]

4.1	Specimen Common Stock Certificate of First Capital Bancorp, Inc. [4]

10.1	2000 Stock Option Plan (formerly First Capital Bank 2000 Stock Option Plan).[5]

10.2	Amended and Restated Employment Agreement dated December 31, 2008, between First Capital Bancorp, Inc. and Robert G. Watts, Jr.

10.3	Amended and Restated Change in Control Agreement dated September 15, 2006 between First Capital Bank and William W. Ranson.[5]

10.4	Employment Agreement dated December 31, 2008, between First Capital Bancorp, Inc. and John M. Presley.

24	Power of Attorney included on signature page

21.1	List of Subsidiaries.[4]

31.1	Certification of Robert G. Watts, Jr., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 21, 2007

31.2	Certification of William W. Ranson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 21, 2007

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank[6]

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank[6]

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

Exhibits to Form 10-K; Financial Information

A copy of any of the exhibits to this Report on Form 10-K and copies of any published annual or quarterly reports will be furnished without charge to the stockholders as of the record date, upon written request to William W. Ranson, Senior Vice President & Chief Financial Officer, 4222 Cox Road, Suite 200, Glen Allen, Virginia 23060.

Annual Stockholders’ Meeting

The Annual Meeting of stockholders will be held at 10:00 a.m. on Wednesday, May 20, 2009 at The Place at Innsbrook, 4036-C Cox Road, Glen Allen, Virginia 23060 in Innsbrook.

SIGNATURE

The undersigned hereby appoint William W. Ranson and John M. Presley and each of them, as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all exhibits and amendments to this 10-K, and any and all instruments and other documents to be filed with the Securities and Exchange Commission pertaining to this 10-K, with full power and authority to do and perform any and all acts and things whatsoever requisite or desirable.

FIRST CAPITAL BANCORP, INC.

Date: March 31, 2009	By:	/s/ John M. Presley
John M. Presley
Managing Director and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Date: March 31, 2009	/s/ John M. Presley
John M. Presley
Managing Director and Chief Executive Officer and Director

Date: March 31, 2009	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President and Director

Date: March 31, 2009	/s/ William W. Ranson
William W. Ranson
Senior Vice President and CFO
(Principal Accounting and Financial Officer)

Date: March 31, 2009	/s/ P. C. Amin
P. C. Amin, Director

Date: March 31, 2009	/s/ Gerald Blake
Gerald Blake, Director

Date: March 31, 2008	/s/ Grant S. Grayson
Grant S. Grayson, Director

Date: March 31, 2009	/s/ Yancey S. Jones
Yancey S. Jones, Director

Date: March 31, 2008
Jay M. Weinberg, Director

Date: March 31, 2009	/s/ Joseph C. Stiles, Jr.
Joseph C. Stiles, Jr., Director

Date: March 31, 2009	/s/ Richard W. Wright
Richard W. Wright, Director

Date: March 31, 2009	/s/ Gerald H. Yospin
Gerald H. Yospin, Director

Date: March 31, 2009	/s/ Debra L. Richardson
Debra L. Richardson, Director

Date: March 31, 2009	/s/ Kamlesh N. Dave, Director
Kamlesh N. Dave, Director

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements

For the Years Ended

December 31, 2008 and 2007

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors

    And Stockholders

First Capital Bancorp, Inc.

Richmond, Virginia

We have audited the accompanying consolidated statements of financial condition of First Capital Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of First Capital Bancorp, Inc. and Subsidiary, as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Richmond, Virginia

March 30, 2009

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2008 and December 31, 2007

	2008	2007
ASSETS
Cash and due from banks	5,439,863	$16,649,740
Interest-bearing deposits in other banks	274,471	129,798
Federal funds sold	9,640,000	—

Total cash and cash equivalents	15,354,334	16,779,538

Investment securities:
Available for sale, at fair value	30,523,357	32,824,537
Held to maturity, at cost	1,453,541	—
Restricted, at cost	3,804,039	3,183,739

Loans, net of allowance for losses	367,440,018	294,234,285
Other real estate owned	2,158,179	—
Premises and equipment, net	7,214,660	2,077,820
Accrued interest receivable	1,804,805	1,807,939
Deferred tax asset	952,554	319,097
Other assets	847,709	640,013

Total assets	$431,553,196	$351,866,968

LIABILITIES
Deposits:
Noninterest-bearing	$34,517,982	$36,541,568
Interest-bearing	299,782,058	218,566,755

Total deposits	334,300,040	255,108,323

Accrued expenses and other liabilities	2,525,956	3,380,648
Securities sold under repurchase agreements	2,152,628	2,102,939
Federal funds purchased	—	9,261,000
Subordinated debt	7,155,000	7,155,000
Federal Home Loan Bank advances	50,000,000	40,000,000

Total liabilities	396,133,624	317,007,910

STOCKHOLDERS’ EQUITY
Common stock, $4.00 par value (authorized 5,000,000 shares; shares issued and outstanding, 2,971,171 at December 31, 2008 and December 31, 2007)	11,884,684	11,884,684
Additional paid-in capital	18,650,379	18,492,528
Retained earnings	4,688,639	4,518,278
Accumulated other comprehensive income (loss), net of tax	195,870	(36,432)

Total stockholders’ equity	35,419,572	34,859,058

Total liabilities and stockholders’ equity	$431,553,196	$351,866,968

See notes to consolidated financial statements.

First Capital Bancorp Inc. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2008 and 2007

	December 31
	2008	2007
Interest income
Loans	$22,161,395	$18,361,582
Investments:
Taxable interest income	1,449,766	1,543,005
Tax exempt interest income	63,525	40,715
Dividends	156,020	144,553
Federal funds sold	214,058	266,369

Total interest income	24,044,764	20,356,224
Interest expense
Deposits	10,671,026	8,690,449
FHLB advances	1,872,417	1,213,239
Federal funds purchased	34,907	78,896
Subordinated debt and other borrowed money	417,782	580,622

Total interest expense	12,996,132	10,563,206
Net interest income	11,048,632	9,793,018
Provision for loan loss	2,924,442	675,700

Net interest income after provision for loan loss	8,124,190	9,117,318
Noninterest income
Fees on deposits	248,012	220,811
Other	495,974	588,299

Total noninterest income	743,986	809,110

Noninterest expenses
Salaries and employee benefits	4,269,961	3,812,216
Occupancy expense	852,070	739,600
Data processing	676,850	526,938
Professional services	269,422	172,094
Advertising and marketing	249,953	195,247
FDIC assessment	215,232	159,638
Virginia franchise tax	381,000	296,000
Depreciation	375,550	342,538
Other expenses	1,269,977	1,015,256

Total noninterest expense	8,560,015	7,259,527

Net income before provision for income taxes	308,161	2,666,901
Income tax expense	137,800	924,900

Net income	$170,361	$1,742,001

Basic income per share	$0.06	$0.72

Diluted income per share	$0.06	$0.71

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended December 31, 2008 and 2007

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance January 1, 2007	$7,184,084	$6,010,352	$2,776,277	$(311,598)	$15,659,115
Stock offering	4,691,600	13,781,575	—	—	18,473,175
Cost associated with stock offering	—	(1,396,330)	—	—	(1,396,330)
Stock options exercised	9,000	15,000			24,000
Net income	—	—	1,742,001	1,742,001	1,742,001
Other comprehensive income
Unrealized holding gain arising during period, (net of tax, $141,752)	—	—	—	275,166	275,166

Total comprehensive income				$2,017,167

Stock based compensation expense	—	81,931	—	—	81,931

Balance December 31, 2007	$11,884,684	$18,492,528	$4,518,278	$(36,432)	$34,859,058

Net income	—	—	170,361	170,361	170,361
Other comprehensive loss
Unrealized holding loss arising during period, (net of tax, $119,671)	—	—	—	232,302	232,302

Total comprehensive loss				$402,663

Stock based compensation expense	—	157,851	—	—	157,851

Balance at December 31, 2008	$11,884,684	$18,650,379	$4,688,639	$195,870	$35,419,572

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net income	$170,361	$1,742,001
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,924,442	675,700
Depreciation of premises and equipment	375,550	342,538
Stock based compensation expense	157,851	81,931
Deferred income taxes	(753,129)	(152,347)
Net (accretion) amortization of bond premiums/discounts	(36,135)	12,788
Gain on sale of securities	—	(29,271)
Increase in other assets	(207,695)	(156,238)
Decrease (increase) in accrued interest receivable	3,134	(382,575)
Increase (decrease) in accrued expenses and other liabilities	(854,692)	949,617

Net cash provided by operating activities	1,779,687	3,084,144

Cash flows from investing activities
Proceeds from maturities and calls of securities	24,000,000	8,000,000
Proceeds from paydowns of securities available-for-sale	2,108,066	2,692,805
Purchase of securities available-for-sale	(23,418,769)	(7,356,245)
Purchase of securities held-to-maturity	(1,453,550)	—
Purchase of FHLB Stock	(620,300)	(493,700)
Proceeds from sale of securities available for sale	—	3,003,281
Purchase of Federal Reserve Stock	—	(300,900)
Purchases of property and equipment	(664,398)	(300,979)
Purchase of land and buildings	(4,847,992)	—
Net increase in loans	(78,288,354)	(95,158,502)

Net cash used in investing activities	(83,185,297)	(89,914,240)

Cash flows from financing activities
Net (decrease) increase in demand, savings and money market accounts	(14,009,457)	23,382,162
Net increase in certificates of deposit	93,201,174	37,423,726
Stock offering proceeds, net of related expenses	—	17,076,845
Exercise of stock options	—	24,000
Advances from FHLB	10,000,000	20,000,000
FHLB advances called	—	(10,000,000)
Decrease (increase)in Federal funds purchased	(9,261,000)	3,235,000
Net increase in repurchase agreements	49,689	435,875

Net cash provided by financing activities	79,980,406	91,577,608

Net (decrease) increase in cash and cash equivalents	(1,425,204)	4,747,512

Cash and cash equivalents, beginning of period	16,779,538	12,032,026

Cash and cash equivalents, end of period	$15,354,334	$16,779,538

Supplemental disclosure of cash flow information
Interest paid during the period	$12,957,374	$10,583,123

Taxes paid during the period	$1,060,000	$1,233,533

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

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

The Company conducts all of its business activities through the branch offices of its wholly owned subsidiary bank, First Capital Bank. First Capital Bank created RE1, LLC, a wholly owned Virginia limited liability company in December 2008 for the sole purpose of taking title to property acquired in lieu of foreclosure. RE1, LLC has been consolidated with First Capital Bank. The Company exists primarily for the purpose of holding the stock of its subsidiary, the Bank, and such other subsidiaries as it may acquire or establish.

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

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash equivalents – Cash equivalents include short-term highly liquid investments with maturities of three months or less at the date of purchase, including Federal funds sold.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Securities – Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires certain securities to be classified as “held to maturity”, “trading” or “available-for-sale”, according to management’s intent and ability, at the time of purchase.

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

Loans and allowances for loan losses – Loans are concentrated to borrowers in the Richmond metropolitan area and are stated at the amount of unpaid principal reduced by an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. The Company defers loan origination and commitment fees, net of certain direct loan origination costs, and the net deferred fees are amortized into interest income over the lives of the related loans as yield adjustments.

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

Years Ended December 31, 2008 and 2007

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

Other real estate owned – Other real estate owned is comprised of real estate properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value less estimated costs to sell at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required to the carrying value of these properties are charged to current operations. Gains and losses realized from the sale of other real estate owned are included in current operations.

Bank premises and equipment – Company premises and equipment are stated at cost, less accumulated depreciation. Depreciation of Company premises and equipment is computed on the straight-line method over estimated useful lives of 10 to 50 years for premises and 5 to 20 years for equipment, furniture and fixtures. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are netted against the proceeds and any resulting gain or loss is included in the determination of income.

Impairment or Disposal of Long-Lived Assets – The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used, such as bank premises and equipment, is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceed the fair value of the asset. Assets to be disposed of, such as foreclosed properties, are reported at the lower of the carrying amount or fair value less costs to sell.

Income taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Advertising costs – Advertising costs are expensed in the period they are incurred and amounted to $249,953 and $195,247 for December 31, 2008 and 2007, respectively.

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

Years Ended December 31, 2008 and 2007

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

Note 2 – Restrictions of cash

To comply with Federal Reserve regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $930,000 for the week including December 31, 2008 and $1,053,000 for the week including December 31, 2007.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Note 3 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities are as follows:

	December 31, 2008
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$16,685,034	$437,483	$—	$17,122,517
Mortgage-backed securities	$8,395,017	$63,429	$54,910	$8,403,536
Corporate bonds	$3,390,363	—	$121,643	$3,268,720
Tax-exempt municipal bonds	$1,755,654	$3,713	$30,783	$1,728,584

	$30,226,068	$504,625	$207,336	$30,523,357

	December 31, 2007
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$21,455,876	$50,543	$5,590	$21,500,829
Mortgage-backed securities	8,493,006	27,725	102,396	8,418,335
Corporate bonds	1,921,847	—	26,722	1,895,125
Tax-exempt municipal bonds	1,008,492	3,495	1,739	1,010,248

	$32,879,221	$81,763	$136,447	$32,824,537

	December 31, 2008
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$1,453,541	$17,530	—	$1,471,071

	$1,453,541	$17,530	$0	$1,471,071

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

The amortized cost, weighted average yield and estimated fair value of debt securities at December 31, 2008, by contractual maturity, were as follows:

	Amortized Cost	Weighted Average Tax Equivalent Yield	Fair Value
Available-for-sale

Due in one year or less	$499,614	4.11%	$513,438
Due after one year through five years	599,381	4.24%	598,632
Due after five years through ten years	16,005,881	5.03%	16,231,065
Due after ten years	13,121,192	4.95%	13,180,222

Total	$30,226,068	4.96%	$30,523,357

Held-to-maturity

Due after ten years	$1,453,541	7.22%	$1,471,071

Total	$1,453,541	7.22%	$1,471,071

The following table details unrealized losses and related fair values in the Company’s available-for-sale investment securities portfolios. All unrealized losses on investment securities are a result of volatility in the market during 2008 and 2007. At December 31, 2008 there were 21 out of 32 mortgage-backed securities with fair values less than amortized cost. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses and the intent to hold debt securities in an unrealized loss position greater than twelve months for the foreseeable future. This information is aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008 and 2007:

	December 31, 2008
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$—	$—	$—	$—
Mortgage-backed securities	2,543,554	51,513	401,873	3,397
Corporate bonds	3,268,720	121,643	—	—
Tax-exempt municipal bonds	1,177,665	30,783	—	—

Total	$6,989,939	$203,939	$401,873	$3,397

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

	December 31, 2007
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$1,497,656	$2,344	$3,996,875	$3,246
Mortgage-backed securities	800,420	2,623	5,292,179	99,773
Corporate bonds	1,895,125	26,722	—	—
Tax-exempt municipal bonds	459,741	1,739	—	—

Total	$4,652,942	$33,428	$9,289,054	$103,019

Gross realized gains on the sale of available for sale securities of $29,271 were realized in the fourth quarter of 2007.

Restricted equity securities consist of Federal Reserve Bank stock in the amount of $831,600 and $831,600, Federal Home Loan Bank of Atlanta stock in the amount of $2,883,100 and $2,262,800, and Community Bankers Bank stock in the amount of $62,750 and $62,750 as of December 31, 2008 and 2007. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of its outstanding capital.

The remainder of restricted securities consists of investments in Limited Liability Companies that provide title insurance and investment services to the Bank’s customers. Investment in these Limited Liability Companies was $26,589 as of December 31, 2008 and 2007, respectively.

Securities with a market value of approximately $14,603,000 and $18,581,700 were pledged as collateral at December 31, 2008 and 2007, respectively to secure purchases of federal funds, repurchase agreements, collateral for customer’s deposits and collateral to secure public deposits.

Note 4 – Loans

Major classifications of loans are as follows:

	December 31,
	2008 Amount	2007 Amount
Commercial	$51,138,208	$44,366,926
Real estate – residential	122,551,828	83,035,119
Real estate – commercial	106,796,170	86,301,455
Real estate – construction	86,515,314	79,095,777
Consumer	5,584,100	4,105,713

Total loans	$372,585,620	$296,904,990

Less:
Allowance for loan losses	5,060,433	2,489,066
Net deferred fees	85,169	181,639

Loans, net	$367,440,018	$294,234,285

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

A summary of the transactions affecting the allowance for loan losses follows:

	2008	2007
Balance, beginning of year	$2,489,066	$1,833,604
Provision for loan losses	2,924,442	675,700
Recoveries	6,322	3,584
Charge-offs	(359,397)	(23,822)

Balance, end of year	$5,060,433	$2,489,066

The following is a summary of information pertaining to impaired loans:

	2008	2007
Impaired loans with related allowance	$11,230,862	$800,139

Allowance on impaired loans	$2,539,425	$718,572

Average balance of impaired loans	$939,231	$784,876

Interest income recognized and collected on impaired loans	$113,893	$73,004

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans amounted to $4,411,475 and $50,000 at December 31, 2008 and 2007. The allowance for nonaccrual loans amounted to $560,378 and $25,000 at December 31, 2008 and 2007. If interest on these loans had been accrued such income would have approximated $33,957 and $4,014, respectively. Excluding the nonaccrual loans, there were no loans past due 90 days or more at December 31, 2008 and 2007.

Note 5 – Premises and equipment

Major classifications of these assets are summarized as follows:

	December 31,
	2008	2007
Land	$3,455,487	$228,005
Building	2,339,944	719,434
Furniture and equipment	2,218,358	1,832,126
Leasehold improvements	846,627	711,598

	8,860,416	3,491,163
Less accumulated depreciation	1,645,756	1,413,343

Premises and equipment, net	$7,214,660	$2,077,820

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Accumulated depreciation and amortization at December 31 was as follows:

	2008	2007
Building	$71,113	$41,506
Furniture and equipment	1,203,301	1,040,196
Leasehold improvements	371,342	331,641

	$1,645,756	$1,413,343

Certain Company premises and equipment are leased under various operating leases. Rental expense was $691,990 and $637,426 in 2008 and 2007, respectively.

Future minimum payments, by year and in the aggregate for operating leases with initial or remaining terms in excess of one year as of December 31, 2008 are as follows:

2009	$620,975
2010	630,362
2011	619,528
2012	436,091
2013	317,641
Thereafter	400,946

$3,025,543

Note 6 – Deposits

Major categories of deposits at December 31, 2008 and 2007 follow:

	2008		2007
	Amount	Average Rate	Amount	Average Rate
Noninterest-bearing deposits
Demand deposits	$34,517,982	0.00%	$36,541,568	0.00%
Interest-bearing deposits
Money market and NOW accounts	47,656,697	0.96%	59,642,568	2.90%
Certificates of deposit
Less than $100,000	133,974,025	4.24%	90,385,934	5.04%
Greater than $100,000	118,151,336	4.13%	68,538,253	5.08%

	$334,300,040		$255,108,323

Time deposits will mature as follows:

2009	$196,350,401
2010	25,258,119
2011	12,982,151
2012	11,193,664
2013	6,341,026

$252,125,361

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

The aggregate amount of deposits exceeding $100,000 was $158,054,859 and $130,187,905 at December 31, 2008 and 2007, respectively.

The Company classifies deposit overdrafts as other consumer loans which totaled $19 thousand at December 31, 2008 and $415 thousand at December 31, 2007.

In the normal course of business, the Company has received deposits from directors and executive officers. At December 31, 2008 and 2007, deposits from directors and executive officers were approximately $10.3 million and $12.4 million. All such deposits were received in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with unrelated persons.

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

Advances from the FHLB at December 31, 2008 consist of the following:

Advance Amount	Interest Rate	Maturity	Call Provision
$5,000,000	3.95%	4/13/2009	4/13/2009
5,000,000	3.71%	6/24/2015	6/24/2010
5,000,000	4.27%	1/27/2016
5,000,000	4.50%	12/1/2011
5,000,000	4.52%	3/6/2012	3/6/2009
5,000,000	4.20%	8/27/2012	2/27/2009
5,000,000	4.01%	9/28/2012	3/30/2009
5,000,000	2.95%	12/6/2017	3/6/2009
5,000,000	2.35%	2/1/2013	5/1/2009
5,000,000	2.60%	2/2/2015	2/2/2010

$50,000,000	3.71%

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Aggregate annual maturities of FHLB advances (based on final maturity dates) are as follows:

2009	$5,000,000
2011	5,000,000
2012	15,000,000
2013	5,000,000
2015	10,000,000
2016	5,000,000
2017	5,000,000

$50,000,000

The Company has outstanding securities sold under repurchase agreements. These agreements are generally corporate cash management accounts for the Company’s larger corporate depositors. These agreements are settled on a daily basis and the securities underlying the agreements remain under the Company’s control.

The Company uses federal funds purchased for short-term borrowing needs. Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.

	2008	2007
Maximum outstanding during the year
FHLB advances	$50,000,000	$46,000,000
Federal funds purchased	13,662,000	16,375,000
Repurchase agreements	3,602,550	2,696,401
Balance outstanding at end of year
FHLB advances	50,000,000	40,000,000
Federal funds purchased	—	9,261,000
Repurchase agreements	2,152,628	2,102,939
Average amount outstanding during the year
FHLB advances	49,385,246	28,704,110
Federal funds purchased	952,519	1,574,501
Repurchase agreements	2,481,830	1,940,445
Average interest rate during the year
FHLB advances	3.79%	4.23%
Federal funds purchased	3.66%	5.01%
Repurchase agreements	1.31%	4.15%
Average interest rate at end of year
FHLB advances	3.71%	4.01%
Federal funds purchased	0.00%	1.88%
Repurchase agreements	0.25%	3.11%

Note 8 – Subordinated debt

On December 15, 2005, $2.0 million of subordinated debt was issued through a pooled underwriting. The securities have a fixed rate for five years and is payable quarterly. The interest rate at December 31, 2008 was 6.33%. The securities may be redeemed at par beginning December 2010 and each quarter after such date until the securities mature on December 31, 2015.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

The subordinated debt may be included in Tier 2 capital for regulatory capital adequacy determination purposes up to 50% of Tier 1 capital.

Note 9 – Trust Preferred Securities

On September 9, 2006, FCRV Statutory Trust I (the “Trust”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 21, 2006, $5,155,000 of Trust Preferred Capital Notes were issued through a pooled underwriting. The Trust issued $155,000 in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.70%) which adjusts, and is payable quarterly. The interest rate at December 31, 2008 was 3.70%. The securities may be redeemed at par beginning on September 15, 2011 and each quarter after such date until the securities mature on September 15, 2036. The principal asset of the Trust is $5,155,000 of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 10 – Fair Value Disclosures

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Assets measured at fair value on a recurring basis are summarized below:

	December 31, 2008
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Available-for-sale securities
U.S. Government agencies	$—	$17,122,517	$—	$17,122,517
Mortgage-backed securities	—	8,403,535	—	8,403,535
Corporate bonds	—	3,268,720	—	3,268,720
Municipal bonds	—	1,728,584	—	1,728,584

Total	$—	$30,523,356	$—	$30,523,356

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2008 are included in the table below.

	December 31, 2008
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Other real estate owned	$—	$2,158,179	$—	$2,158,179

Total	$—	$2,158,179	$—	$2,158,179

Note 11 – Income taxes

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the consolidated financial statements. The Company did not recognize any interest or penalties related to income tax during the years ended December 31, 2007 and 2008, and did no accrue any interest or penalties as of December 31, 2008 or 2007. The Company did not have an accrual for uncertain tax positions as deductions taken and benefits accrued are based on widely understood administrative practices and procedures, and are based on clear and unambiguous tax law. Tax returns for all years 2005 and thereafter are subject to possible future examinations by tax authorities.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	2008	2007
Deferred tax assets:
Allowance for Loan Losses	$1,632,959	$747,846
Unrealized holding (gain) loss on available-for-sale securities	(101,418)	18,593
Stock based compensation	44,791	—

	1,576,332	766,439

Deferred tax liabilities:
Depreciation	231,216	166,657
Deferred loan costs	326,015	262,295
Prepaids	34,612	14,692
Other	31,935	3,698

	623,778	447,342

Net deferred tax asset	$952,554	$319,097

A reconciliation of the federal taxes at statutory rates to the tax provision for the year ended December 31, 2008 and 2007 is as follows:

	2008	2007
Federal statutory rate (34%)	$104,775	$906,746
Tax-exempt interest income	(16,859)	(11,490)
Nondeductible expenses	12,436	11,554
Stock based compensation	19,389	17,345
Miscellaneous	18,059	745

Provision for income tax expense	$137,800	$924,900

Income tax attributable to income before income tax expense is summarized as follows:

	2008	2007
Current federal income tax expense	$891,135	$1,087,244
Deferred federal income tax expense	(753,335)	(162,344)

Total	$137,800	$924,900

Note 12 – Related party transactions

In the normal course of business, the Company has made loans to its officers and directors. Total loans at December 31, 2008 amounted to approximately $13,779,840 (including a $1,250,000 loan made to a director in 2002, prior to becoming a director in 2004 and a $50,000 loan made to an officer prior to becoming an employee in 2005) of which approximately $1,792,581 represents unused lines of credit. Total loans to these persons at December 31, 2007 amounted to $11,831,018 of which $1,800,390 represented unused lines of credit. During 2008, new loans to officers and directors amounted to $5,910,692 and repayments amounted to $3,972,644. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

During the years ended December 31, 2008 and 2007, the Company utilized the services of a law firm for advice on various legal matters. The Chairman of the Board of Directors is also a principal in this law firm. The law firm was approved to provide various legal services to the Company at a cost of $185,243 and $128,450 for the years ended December 31, 2008 and 2007, respectively.

The Company also utilized services of other businesses to acquire furniture and office supplies. Several Board members are involved with the daily activity of these businesses. Total purchases for the years ended December 31, 2008 and 2007 were $178,875 and $46,118, respectively.

Note 13 – Regulatory requirements and restrictions

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

The most recent notification from the regulatory agencies categorized the Company’s and the Bank’s capital position as well-capitalized, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed this category.

The Company’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2008
Total capital to risk weighted assets
Consolidated	$47,175	12.41%	$30,406	8.00%	$38,007	10.00%
First Capital Bank	$46,447	12.23%	$30,393	8.00%	$37,992	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$40,378	10.62%	$15,203	4.00%	$22,804	6.00%
First Capital Bank	$39,698	10.45%	$15,197	4.00%	$22,795	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$40,378	9.62%	$16,784	4.00%	$20,980	5.00%
First Capital Bank	$39,698	9.46%	$16,788	4.00%	$20,985	5.00%

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2007
Total capital to risk weighted assets
Consolidated	$44,540	14.44%	$24,681	8.00%	$30,851	10.00%
First Capital Bank	$37,041	12.01%	$24,669	8.00%	$30,836	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$40,051	12.98%	$12,340	4.00%	$18,511	6.00%
First Capital Bank	$32,552	10.56%	$12,334	4.00%	$18,502	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$40,051	12.50%	$12,815	4.00%	$16,018	5.00%
First Capital Bank	$32,552	10.12%	$12,867	4.00%	$16,083	5.00%

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

Note 14 – Commitments and contingent liabilities

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

	2008	2007
Financial instruments whose contract amounts represent credit risk:
Unused commercial lines of credit	$79,300,000	$104,545,729
Unused consumer lines of credit	11,430,000	11,711,242
Standby and Performance Letters of Credit	8,393,000	8,799,300
Loan commitments	13,465,009	22,317,500

	$112,588,009	$147,373,771

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unused lines of credit is represented by the contractual notional amount of those instruments.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

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

Note 15 – Concentration of credit risk

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

Note 16 – Disclosures about fair value of financial instruments

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and due from banks – The carrying amounts of cash and due from banks approximate their fair value.

Available-for-sale and held-to-maturity securities – Fair values measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity (Level 3). The carrying value of restricted Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at December 31, 2008 and 2007 are current market rates for their respective terms and associated credit risk.

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

Years Ended December 31, 2008 and 2007

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

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at December 31, 2008 and 2007.

The estimated fair values of the Company’s financial instruments as of December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$15,354	$15,354	$16,780	$16,780
Investment securities	31,977	31,994	32,825	32,825
Loans receivable, net	367,440	363,485	294,234	293,028
Accrued interest	1,805	1,805	1,808	1,808

Financial liabilities
Deposits	$334,300	$342,862	$255,108	$255,313
FHLB advances	50,000	52,404	40,000	40,122
Federal funds purchased	—		9,261	9,261
Subordinated debt	7,155	7,399	7,155	7,318
Repurchase agreements	2,153	2,153	2,103	2,103

Unrecognized financial instruments
Standby letters of credit issued	$—	$—	$—	$—

Note 17 – Stock option plan

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

A summary of the status of the Company’s unvested stock options as of December 31, 2008 and changes during the year then ended is presented below:

Unvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	61,017	$5.06
Granted	28,500	9.78
Vested	30,175	14.04
Forfeitures	5,667	17.67

Unvested at December 31, 2008	53,675	$11.97

As of December 31, 2008, there was $218,439 of total unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a period of 1.41 years.

The weighted-average option price and weighted-average remaining term of stock options awarded and not exercised were as follows as of December 31:

	2008	2007
Weighted-average price	$10.00	$10.25
Weighted-average term (in years)	5.55	6.17

A summary of the stock option activity is as follows:

	Options	Weighted-Average Exercise Price
Options outstanding January 1, 2007	211,875	$9.02
Granted	62,275	$14.51
Exercised	2,250	$10.67

Options outstanding December 31, 2007	271,900	$10.25
Granted	28,500	$9.78
Expired	7,125	$18.37

Options outstanding December 31, 2008	293,275	$10.00

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

The following table summarizes information about stock options outstanding as December 31, 2008:

	Options Outstanding and Exercisable
Exercise Prices	Number Outstanding and Exercisable at December 31, 2008	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price
$5.32 to $7.00	84,750	2.4 years	$6.20
$7.07 to $10.00	103,250	5.8 years	$9.37
$10.57 to $16.67	105,275	7.9 years	$13.68

	293,275

The aggregate intrinsic value of options outstanding was approximately $32 thousand, options exercisable was approximately $32 thousand, and all options unvested and expected to vest were underwater at December 31, 2008.

The Company estimates the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model. Additional valuation and related assumption information for the Company’s stock option plan is presented below:

	Year Ended December 31,
	2008	2007
Weighted average per share fair value of options granted during the year	$3.35	$5.06

Dividend yield	0.00%	0.00%
Expected life	6 years	6 years
Expected volatility	27.77%	24.52%
Average Risk-free interest rate	3.27%	4.53%

Note 18 – Stock Offering

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Note 19 – Other employee benefit plans

During April 1999, the Company instituted a contributory thrift plan through the Virginia Bankers Association, covering all eligible employees. Participants may make contributions to the plan during the year, with certain limitations. During 2008 and 2007, the Company contributed to the plan an amount equal to seventy-five percent of the first six percent contributed. The participants are 100% vested upon three years of service to the Company. Expenses amounted to $146,319 and $127,073 in 2008 and 2007, respectively.

Note 20 – Earnings per share

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

The basic and diluted earnings per share calculations are as follows:

	Year Ended December 31,
	2008	2007
Net income (numerator, basic and diluted)	$170,361	$1,742,001

Weighted average number of shares outstanding (denominator)	2,971,171	2,414,323

Earnings per common share – basic	$0.06	$0.72

Effect of dilutive securities:

Weighted average number of shares outstanding	2,971,171	2,414,323
Effect of stock options	12,669	56,375

Diluted average shares outstanding (denominator)	2,983,840	2,470,698

Earnings per common share – assuming dilution	$0.06	$0.71

Note 21 – Impact of Recently Issued Accounting Standards

SFAS No. 157, Fair Value Measurements, was issued in September 2006. In defining fair value, SFAS No. 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS No. 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under this standard, fair value measurements would be disclosed separately by level within the fair value hierarchy. The Company adopted SFAS No. 157

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

effective January 1, 2008. The adoption of SFAS No. 157 had no effect on the Company’s financial condition or results of operations. For additional information on the fair value of certain financial assets and liabilities, see Note 10 to the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 creates a fair value option allowing an entity irrevocably to elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. SFAS No. 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. The Company adopted SFAS No. 159 effective January 1, 2008. There was no initial effect of adoption since the Company did not elect the fair value option for any existing asset or liability. In addition, the Company did not elect the fair value option for any financial assets originated or purchased, or for liabilities issued, through December 31, 2008.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. SFAS No. 141(R) expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under SFAS No. 141(R) the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under SFAS No. 141(R), acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Accordingly, for acquisitions completed after December 31, 2008, the Company will apply the provisions of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of income. Changes in the parent’s ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be remeasured at fair value on the date control is lost, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt the provisions of SFAS No. 160 in the first quarter 2009. The Company does not expect the adoption of the provisions of SFAS No. 160 to have a material effect on its financial condition and results of operations.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, issued in March 2008, requires enhanced disclosures about an entity’s derivative and

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 with earlier adoption allowed. The Company does not believe that the adoption of SFAS No. 161 will have a material effect on its financial condition or results of operations.

FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), issued in October 2008, clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, Accounting Changes and Error Corrections. However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. As FSP FAS 157-3 clarified but did not change the application of SFAS No. 157, the adoption of FSP FAS 157-3 had no effect on the Company’s financial condition or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

From time to time the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Note 22 – Condensed Financial Information – Parent Company Only

FIRST CAPITAL BANCORP, INC.

(Parent Corporation Only)

Statements of Financial Condition

December 31, 2008 and 2007

	2008	2007
Assets
Cash on deposit with subsidiary bank	$524,733	$7,433,183
Investment is subsidiary	39,894,417	32,515,697
Investment is special purpose subsidiary	155,000	155,000
Other assets	9,420	341

	$40,583,570	$40,104,221

Liabilities and Stockholder’s Equity
Trust preferred debt	$5,155,000	$5,155,000
Other liabilities	8,998	90,163

Total liabilities	5,163,998	5,245,163

Stockholders’ Equity
Common stock	11,884,684	11,884,684
Additional paid-in capital	18,650,379	18,492,528
Accumulated other comprehensive (loss)	195,870	(36,432)
Retained earnings	4,688,639	4,518,278

Total stockholders’ equity	35,419,572	34,859,058

	$40,583,570	$40,104,221

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

FIRST CAPITAL BANCORP, INC.

(Parent Corporation Only)

Statements of Income

Years Ended December 31, 2008 and 2007

	2008	2007
Income
Interest income	$223,761	$123,629
Dividends	7,838	11,170

Total Income	231,599	134,799

Expenses
Interest	258,729	373,446
Legal	—	2,625
Other expenses	225	143

Total Expenses	258,954	376,214

Net income before tax benefit	(27,355)	(241,415)

Income tax benefit	(9,150)	(81,800)

Net loss before undistributed equity in subsidiary	(18,205)	(159,615)

Undistributed equity in subsidiary	188,566	1,901,616

Net income	$170,361	$1,742,001

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

FIRST CAPITAL BANCORP, INC.

(Parent Corporation Only)

Statements of Cash Flows

Years Ended December 31, 2008 and 2007

	2008	2007
Cash Flows from Operating Activities
Net income	$170,361	$1,742,001
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed earnings of subsidiary	(188,566)	(1,901,616)
Decrease (increase) in other assets	(9,079)	50,315
Increase (decrease) in other liabilities	(81,166)	74,998

Net cash used in operations	(108,450)	(34,302)

Cash Flows from Investing Activities
Stock offering proceeds, net of related expenses	—	17,076,845
Exercise of stock options	—	24,000
Capital contribution to subsidiary	(6,800,000)	(10,000,000)

Net cash provided by (used) in investing activities	(6,800,000)	7,100,845

Cash Flows from Financing Activities
Proceeds for issuance of subordinated debt	—	—

Net cash provided by financing activities	—	—

Net (decrease) increase in cash	(6,908,450)	7,066,543
Cash and cash equivalents, beginning of year	7,433,183	366,640

Cash and cash equivalents, end of year	$524,733	$7,433,183