Form 10-Q
period 2009-03-31
FIRST CAPITAL BANCORP, INC.
filed 2009-05-15
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

804-273-1160

(Issuer’s telephone number)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

2,971,171 shares of Common Stock, par value $4.00 per share, were outstanding at May 14, 2009.

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2009 and December 31, 2008

	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	5,880,173	$5,439,863
Interest-bearing deposits in other banks	215,367	274,471
Federal funds sold	24,583,000	9,640,000

Total cash and cash equivalents	30,678,540	15,354,334

Investment securities:
Available for sale, at fair value	47,240,656	30,523,357
Held to maturity, at cost	1,453,393	1,453,541
Restricted, at cost	4,158,289	3,804,039

Loans, net of allowance for losses	373,213,677	367,440,018
Loans held for sale	262,750	—
Other real estate owned	4,285,525	2,158,179
Premises and equipment, net	7,345,843	7,214,660
Accrued interest receivable	1,660,574	1,804,805
Deferred tax asset	1,195,164	952,554
Other assets	1,475,966	847,709

Total assets	$472,970,377	$431,553,196

LIABILITIES
Deposits
Noninterest-bearing	$39,405,691	$34,517,982
Interest-bearing	337,682,214	299,782,058

Total deposits	377,087,905	334,300,040

Accrued expenses and other liabilities	2,101,127	2,525,956
Securities sold under repurchase agreements	1,457,233	2,152,628
Subordinated debt	7,155,000	7,155,000
Federal Home Loan Bank advances	50,000,000	50,000,000

Total liabilities	437,801,265	396,133,624

STOCKHOLDERS’ EQUITY
Common stock, $4.00 par value (authorized 5,000,000 shares; shares issued and outstanding, 2,971,171 at March 31, 2009 and December 31, 2008 respectively)	11,884,684	11,884,684
Additional paid-in capital	18,692,983	18,650,379
Retained earnings	4,790,817	4,688,639
Accumulated other comprehensive income (loss), net of tax	(199,372)	195,870

Total stockholders’ equity	35,169,112	35,419,572

Total liabilities and stockholders’ equity	$472,970,377	$431,553,196

See notes to consolidated financial statements.

First Capital Bancorp Inc. and Subsidiary

Consolidated Statements of Income

For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Interest income
Loans	$5,420,728	$5,479,986
Investments:
Taxable interest income	400,446	369,559
Tax exempt interest income	39,677	13,473
Dividends	4,938	47,470
Federal funds sold	8,666	113,038

Total interest income	5,874,455	6,023,526
Interest expense
Deposits	2,794,173	2,615,823
FHLB advances	463,206	457,065
Federal funds purchased	110	25,902
Subordinated debt and other borrowed money	79,234	123,865

Total interest expense	3,336,723	3,222,655
Net interest income	2,537,732	2,800,871
Provision for loan loss	215,000	325,000

Net interest income after provision for loan loss	2,322,732	2,475,871
Noninterest income
Fees on deposits	61,274	63,901
Other	119,769	108,339

Total noninterest income	181,043	172,240

Noninterest expenses
Salaries and employee benefits	1,184,924	1,039,622
Occupancy expense	206,638	205,279
Data processing	188,143	138,127
Professional services	126,693	68,462
Advertising and marketing	15,066	43,652
FDIC assessment	113,093	51,000
Virginia franchise tax	106,000	82,000
Depreciation	102,612	85,831
Other expenses	307,028	291,251

Total noninterest expense	2,350,197	2,005,224

Net income before provision for income taxes	153,578	642,887
Income tax expense	51,400	227,750

Net income	$102,178	$415,137

Basic income per share	$0.03	$0.14

Diluted income per share	$0.03	$0.14

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance January 1, 2008	$11,884,684	$18,492,528	$4,518,278	($36,432)	$15,659,115
Net income	—	—	415,137	415,137	415,137
Other comprehensive income
Unrealized holding gain arising during period, (net of tax, $31,592)	—	—	—	61,326	61,326

Total comprehensive income				$476,463

Stock based compensation expense	—	40,024	—	—	40,024

Balance March 31, 2008	$11,884,684	$18,532,552	$4,933,415	$24,894	$35,375,545

Balance January 1, 2009	$11,884,684	$18,650,379	$4,688,639	$195,870	$35,419,572
Net income	—	—	102,178	102,178	102,178
Other comprehensive loss
Unrealized holding loss arising during period, (net of tax, $203,610)	—	—	—	395,242	395,242

Total comprehensive loss				($293,064)

Stock based compensation expense	—	42,604	—	—	42,604

Balance at March 31, 2009	$11,884,684	$18,692,983	$4,790,817	($199,372)	$35,169,112

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities
Net income	$102,178	$415,137
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	215,000	325,000
Depreciation of premises and equipment	102,612	85,831
Stock based compensation expense	42,604	40,024
Deferred income taxes	(38,999)	(108,000)
Net (accretion) amortization of bond premiums/discounts	24,896	(36,775)
Decrease (increase) in other assets	(628,258)	186,025
Decrease in accrued interest receivable	144,231	141,774
Decrease in accrued expenses and other liabilities	(424,829)	(762,091)

Net cash provided by (used in) operating activities	(460,565)	286,925

Cash flows from investing activities
Proceeds from maturities and calls of securities	3,200,000	17,614,286
Proceeds from paydowns of securities available-for-sale	755,221	725,265
Purchase of securities available-for-sale	(21,296,121)	(18,392,898)
Purchase of FHLB Stock	(143,800)	(620,300)
Purchase of Federal Reserve Stock	(210,450)	—
Purchases of property and equipment	(233,795)	(195,081)
Purchase of land	—	(1,513,548)
Increase in loans held for sale	(262,750)	(417,000)
Net increase in loans	(8,116,005)	(20,481,499)

Net cash used in investing activities	(26,307,700)	(23,280,775)

Cash flows from financing activities
Net increase (decrease) in demand, savings and money market accounts	35,431,769	(3,618,504)
Net increase in certificates of deposit	7,356,096	43,426,123
Advances from FHLB	—	10,000,000
Decrease (increase) in Federal funds purchased	—	(9,261,000)
Net (decrease) increase in repurchase agreements	(695,394)	481,300

Net cash provided by financing activities	42,092,471	41,027,919

Net increase in cash and cash equivalents	15,324,206	18,034,069

Cash and cash equivalents, beginning of period	15,354,334	16,779,538

Cash and cash equivalents, end of period	$30,678,540	$34,813,607

Supplemental disclosure of cash flow information
Interest paid during the period	$3,336,784	$2,410,961

Taxes paid during the period	$320,000	$100,000

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

In management’s opinion the accompanying consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. Results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the financial statements of the Company as of and for the year ended December 31, 2008 filed as part of the Company’s annual report on Form 10-K. These interim financial statements should be read in conjunction with the annual financial statements.

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

After quarter end, First Capital Bancorp, Inc. announced plans to merge with Eastern Virginia Bankshares, Inc. located in Tappahannock, Virginia. This will be a strategic alliance which will match up their strong retail experience with our strong commercial business. The merger is expected to close in the third or fourth quarter of 2009.

After quarter end, First Capital Bancorp, Inc, issued 10,958 shares of preferred stock to the U. S. Treasury. The Company had applied for funds under the TARP Capital Purchase Plan (“CPP”). The agreement requires us to pay a 5% dividend on the preferred stock for the first five years. The dividend increases to 9% for all periods after the first five years if we have not redeemed the preferred stock. In addition, we issued a warrant to the U. S. Treasury giving them the right to purchase 250,947 shares of our common stock at $6.55 per share for up to 10 years.

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

The basic and diluted earnings per share calculations are as follows:

	Three Months Ended March 31,
	2009	2008
Net income (numerator, basic and diluted)	$102,178	$415,137

Weighted average number of shares outstanding (denominator)	2,971,171	2,971,171

Earnings per common share - basic	$0.03	$0.14

Effect of dilutive securities:

Weighted average number of shares outstanding	2,971,171	2,971,171

Effect of stock options	—	29,929

Diluted average shares outstanding (denominator)	2,971,171	3,001,100

Earnings per common share - assuming dilution	$0.03	$0.14

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

Options totaling 5,000, 3,500 and 20,000 shares were granted in January, August and October of 2008, respectively. All options were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. These options vest over three years. No options were granted in the first quarter of 2009. The stock based compensation expensed during the quarter was $42,604 and is included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$14,494,408	$202,754	$48,405	$14,648,757
Mortgage-backed securities	14,588,592	144,002	20,194	14,712,400
Corporate bonds	3,394,400	—	410,219	2,984,181
CMO securities	8,342,813	38,075	31,970	8,348,918
State and political subdivisions - taxable	3,318,995	—	99,801	3,219,194
State and political subdivisions - tax exempt	3,403,012	15,194	91,000	3,327,206

	$47,542,220	$400,025	$701,589	$47,240,656

	December 31, 2008
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$16,685,034	$437,483	$—	$17,122,517
Mortgage-backed securities	8,395,017	63,429	54,910	8,403,536
Corporate bonds	3,390,363	—	121,643	3,268,720
Tax-exempt municipal bonds	1,755,654	3,713	30,783	1,728,584

	$30,226,068	$504,625	$207,336	$30,523,357

	March 31, 2009
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$1,453,393	$38,430	$—	$1,491,823

	$1,453,393	$38,430	$—	$1,491,823

	December 31, 2008
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$1,453,541	$17,530	$—	$1,471,071

	$1,453,541	$17,530	$—	$1,471,071

The unrealized losses in the portfolio as of March 31, 2009 are considered temporary and are a result of the current interest rate environment and not increased credit risk. The Company has the ability and intent to hold debt securities in an unrealized loss position for the foreseeable future.

Note 6 – Loans

Major classifications of loans are as follows:

	March 31, 2009	December 31, 2008
	Amount	Amount
Commercial	$49,316,574	$51,138,208
Real estate - residential	128,278,033	122,551,828
Real estate - commercial	112,783,955	106,796,170
Real estate - construction	83,084,424	86,515,314
Consumer	4,880,006	5,584,100

Total loans	378,342,992	372,585,620

Less:
Allowance for loan losses	5,079,627	5,060,433
Net deferred fees	49,688	85,169

Loans, net	$373,213,677	$367,440,018

A summary of the transactions affecting the allowance for loan losses follows:

Activity in the allowance for loan losses for the three period ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Balance, beginning of year	$5,060,433	$2,489,006
Provision for loan losses	215,000	325,000
Recoveries	2,627	5,100
Charge-offs	(198,433)	—

Balance, end of year	$5,079,627	$2,819,106

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period	1.34%	0.89%

Note 7 – Fair Value Disclosures

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

Assets measured at fair value on a recurring basis are summarized below:

	March 31, 2009
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Government agencies	$—	$14,648,757	$—	$14,648,757
Mortgage-backed securities	—	14,712,400	—	14,712,400
Corporate bonds	—	2,984,181	—	2,984,181
CMO securities	—	8,348,918	—	8,348,918
State and political subdivisions - taxable		3,219,194		3,219,194
State and political subdivisions - tax exempt		3,327,206		3,327,206

Total	$—	$47,240,656	$—	$40,694,256

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with the U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at March 31, 2009 are included in the table below.

	March 31, 2009
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
Assets:
Impaired loans	$—	$6,598,221	$—	$6,598,221
Loans held for sale	—	262,750	—	262,750
Other real estate owned	—	4,285,525	—	4,285,525

Total	$—	$11,146,496	$—	$11,146,496

Note 8 – Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (revised 2007).” SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year that commences after December 15, 2008. The adoption of SFAS No. 141(R) on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. In addition, SFAS No.160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. The adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. 157-4 provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management’s need to use judgment to determine when a market that once was active has become inactive and in determining fair values in markets that are no longer active. FSP No. 157-4 is effective for fiscal years and interim periods ending after June 15, 2009. Early adoption is permitted for the fiscal years and interim periods ending after March 15, 2009. The Company is currently evaluating the impact FSP No. 157-4 will have on the consolidated financial statements upon adoption on April 1, 2009.

In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” to amend the other-than-temporary impairment criteria associated with marketable debt securities and beneficial interests in securitized financial assets. This FSP requires that an entity evaluate for and record an other-than-temporary impairment when it concludes that it does not intend to sell an impaired security and does not believe it likely that it will be required to sell the security before recovery of the amortized cost basis. Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the security’s amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of other comprehensive income and amortized over the remaining life of the security. The FSP also requires some additional disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. FSP No. 115-2 and FAS 124-2 is effective for fiscal years and interim periods ending after June 15, 2009. Early adoption is permitted for the fiscal years and interim periods ending after March 15, 2009. The Company is currently evaluating the impact that FSP No. 115-2 and FAS 124-2 will have on the consolidated financial statements upon adoption on April 1, 2009.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP No. 107-1 and APB 28-1 increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This FSP is effective for fiscal years and interim periods ending after June 15, 2009. Early adoption is permitted for fiscal years and interim periods ending after March 15, 2009. The Company is currently evaluating the impact FSP No. 107-1 and APB 28-1 will have on the disclosures about its fair value instruments.

ITEM 2.

FIRST CAPITAL BANCORP, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on important factors affecting the Company’s financial condition and results of operations. The discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements included elsewhere in this report.

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

OVERVIEW

Continued volatility and uncertainty in the economic environment impacted first quarter 2009 results. Our results reflect the impact of this environment with large increases in federal funds sold, a decline in loan growth, continued large additions to the loan loss provision, an increase in OREO, lower interest income as a result of the rapid rate declines in 2008 and increases in deposits as we restructure our balance sheet and investors look for safe havens to invest their cash.

Subsequent to quarter end, management announced on April 3, 2009, a definitive merger agreement with Eastern Virginia Bankshares, Inc. (“EVBS”) in Tappahannock, Virginia. This will be a strategic alliance which will match up their strong retail experience with our strong commercial business. The merger is expected to close in late 2009.

On April 3, 2009 First Capital Bancorp, Inc, issued 10,958 shares of preferred stock to the U. S. Treasury. The Company had applied for funds under the TARP Capital Purchase Plan (“CPP”). The agreement requires us to pay a 5% dividend on the preferred stock for the first five years. The dividend increases to 9% for all periods after the first five years if we have not redeemed the preferred stock. In addition, we issued a warrant to the U. S. Treasury giving them the right to purchase 250,947 shares of our common stock at $6.55 per share for up to 10 years. These funds increased the capital ratios of an already well capitalized company.

Net income for the first quarter of 2009 was $102 thousand compared to $415 thousand in the first quarter of 2008. This decline was the result of several factors. Net interest income decreased $263 thousand. While average earning assets grew $80.4 million over their 2008 balances, rapid rate declines in late 2008 caused the average yield on loans to decrease 137 basis points. In addition, the average Federal funds sold earned 0.20% during the first quarter of 2009 as compared to 2.75% for the first quarter of 2008. Average interest-bearing liabilities increased $76.4 million which was $5.3 million more than loan growth. Average cost of interest-bearing liabilities decreased 71 basis points as compared to the first quarter of 2008. Noninterest expenses increased due to the addition of our Bon Air Branch, increased FDIC assessments and increased Virginia franchise tax.

Financial Condition

Total assets at March 31, 2009 were $473.0 million, up $41.4 million, or 9.6%, from $431.6 million at year-end and up $80.3 million or 20.5% from March 31, 2008, when total assets were $392.6 million. This increase is the result of strong deposit growth, particularly in the first quarter of 2009. Loan growth for the first quarter of 2009 was $5.8 million, or 1.6% compared to the 2008 year-end balance. For the quarter, total average assets were $451.3 million, an increase of 21.8% compared to $370.7 million in the first quarter of 2008. For the quarter ending March 31, 2009, average total loans, net of unearned income, were $377.8 million, an increase $71.0 million, or 23.2% compared to $306.7 million in the first quarter of 2008.

At March 31, 2009, the Company’s investment portfolio totaled $48.7 million, an increase of $15.7 million from $33.0 million at March 31, 2008 and an increase of $16.7 million from $32.0 million at year-end 2008. Interest rates during the first quarter of 2009 were low compared to the same quarter in the prior year. In addition, the Federal Home Loan Bank of Atlanta did not pay a dividend in the first quarter of 2009 on a required investment of $3.0 million in restricted investments. Most of the funds that are invested in the Company’s investment portfolio are part of management’s effort to balance interest rate risk and to provide liquidity.

Total deposits of $377.1 million at March 31, 2009 represent an increase of $42.8 million, or 12.8% from $334.0 million at year-end 2008 and an increase of $82.2 million, or 27.9%, from $294.9 million at March 31, 2008. The cost of deposits continues to decrease, and we anticipate that it will drop more as large blocks of certificates of deposit reprice and money market deposits reprice lower.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents a principal source of earnings for the Company. Changes in net interest income during 2009 to date are attributable primarily to the overall growth of the Company, offset by drastic actions of the Federal Reserve Bank’s Open Market Committee (FOMC). The FOMC cut the federal funds targeted rate and the associated prime rate of interest by 400 basis points since January 1, 2008, resulting in a significant decline in the key rate that is tied to over 40% of the Company’s loan portfolio having a daily rate change. Although the vast majority of our time deposits are set to reprice in the next twelve months and will lower funding costs, this rapid reduction in rates put pressure on our net interest margin.

Net interest margin decreased 22 basis points for the three months ended March 31, 2009 to 2.38% as compared to 2.60% for the fourth quarter of 2008, reflecting slow loan growth, fed funds growth at 0.20% earnings for the first quarter of 2009 and deposit growth as average rates on interest-bearing liabilities decreased 26 basis points from 3.84% for the fourth quarter of 2008 to 3.58% for the first quarter of 2009. Net interest margin is down 78 basis points for the three months ended March 31, 2009 as compared to the first quarter of 2008. The yield on earning assets decreased from 6.80% for the quarter ended March 31, 2008 to 5.46% for the quarter ended March 31, 2009. The cost of interest bearing liabilities decreased 71 basis points to 3.58% for the first quarter of 2009 as compared to 4.29% for the same period in 2008.

Total interest and fees on loans, the largest component of net interest income, decreased 1.1%, or $59 thousand to $5.4 million during the first quarter of 2009 compared to $5.5 million for the same period in 2008 due to the rapid decrease in interest rates during 2008.

Interest on investment securities increased 14.9% to $440 thousand for the first quarter of 2009 compared to $383 thousand for the same period of 2008 as average balances in investment securities increased to $37.8 million for the three months ended March 31, 2009 from $30.1 million for the comparable period in 2008. Interest on federal funds sold decreased $104 thousand for the first quarter of 2009 to $9 thousand from $113 thousand for the same period in 2008 as the FOMC decreased fed funds rates significantly since January 1, 2008.

Dividends on restricted equity securities decreased $43 thousand to $5 thousand for the three months ended March 31, 2009 as compared to $47 thousand in the first quarter of 2008, as a result of a significant decrease in the dividend rate during the quarter on Federal Home Loan Bank of Atlanta stock.

Interest expense on deposits increased $178 thousand to $2.8 million, or 6.8% for the first quarter of 2009 compared to the first quarter of 2008. The increase in deposit expense is due to the increase in average outstanding deposits, arising from the overall growth of the Company and offset by a decrease in the overall rates paid on deposits. Interest expense on borrowings totaled $543 thousand for the first quarter of 2009 an decrease of $64 thousand, or 10.6%, over the same period of 2008. Decreases in the average cost of Trust Preferred securities, which are tied to the three month LIBOR, from an average of 6.36% for the first quarter of 2008 to an average of 3.63% for the first quarter of 2009.

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

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended March 31,
	2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income	$377,768	$5,421	5.82%	$306,723	$5,480	7.19%
Investment securities:
U.S. Agencies	15,638	192	4.98%	17,897	244	5.47%
Mortgage backed securities	8,571	98	4.62%	8,176	89	4.36%
CMO securities	5,713	49	3.45%	—	—	0.00%
State and political subdivisions - tax exempt (1)	3,778	60	6.41%	1,411	20	5.67%
State and political subdivisions - taxable	720	10	5.87%	—	—	0.00%
Corporate bonds	3,392	48	5.80%	2,638	37	5.71%
Other investments	3,858	5	0.52%	3,446	48	5.54%

Total investment securities	41,670	462	4.49%	33,568	438	5.24%
Federal funds sold	17,747	9	0.20%	16,541	113	2.75%

Total earning assets	$437,185	$5,892	5.46%	$356,832	$6,031	6.80%

Cash and cash equivalents	5,919			10,276
OREO	2,927			—
Allowance for loan losses	(5,118)			(2,640)
Fixed assets	7,192			3,398
Other assets	3,197			2,813

Total assets	$451,302			$370,679

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest checking	$8,471	$7	0.35%	$9,513	$19	0.81%
Money market deposit accounts	53,652	310	2.35%	44,067	272	2.48%
Statement savings	681	1	0.46%	681	2	1.03%
Certificates of deposit	256,507	2,476	3.91%	188,603	2,323	4.95%

Total interest-bearing deposits	319,311	2,794	3.55%	242,864	2,616	4.33%

Fed funds purchased	—	—	0.00%	2,290	26	4.55%
Repurchase agreements	1,856	2	0.33%	2,130	11	2.02%
Subordinated debt	7,155	78	4.41%	7,155	113	6.36%
FHLB advances	50,000	463	3.76%	47,527	457	3.87%

Total interest-bearing liabilities	378,322	3,337	3.58%	301,966	3,223	4.29%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	35,608			31,433
Other liabilities	2,131			2,189

Total liabilities	37,739			33,622
Shareholders’ equity	35,241			35,091

Total liabilities and shareholders’ equity	$451,302			$370,679

Net interest income		$2,555			$2,808

Interest rate spread			1.89%			2.51%

Net interest margin			2.38%			3.16%

Ratio of average interest earning assets to average interest-bearing liabilities			115.56%			118.17%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Noninterest Income

Total noninterest income was $181 thousand for the first quarter of 2009, compared to $172 thousand for the same period of 2008. Fees on deposits decreased 4.1% to $61 thousand for the first quarter of 2009 compared to the same period in 2008. Other noninterest income increased $11 thousand, or 10.6% to $120 thousand for the first quarter of 2009 from $108 thousand for the first quarter of 2008. This change in other noninterest income is the result in increases in fees related to investment sales through Infinex and Bankers Title, LLC.

Noninterest Expense

Total noninterest expenses for the first quarter of 2009 totaled $2.4 million, an increase of $345 thousand, or 17.2%, compared to $2.0 million for the same period in 2007. These increases are attributable to the following factors: 1) an increase in salaries and benefits of $145 thousand for the quarter, primarily arising from additional salaries due to a new banking office in Bon Air, higher employee benefit costs, and additional 401-K match; 2) an increase of $18 thousand for the quarter in depreciation expense related to the additional banking office and the relocation of two offices to free standing owned facilities; 3) an $24 thousand increase in the Virginia Franchise tax for the quarter as the result of the additional equity infusion in First Capital Bank in the third quarter of 2008; 4) an increase in data processing expenses related to additional branches and services provided and 5) an increase in FDIC assessments of $62 thousand due to deposit increases and premium increases.

Income Taxes

The income tax expense was $51 thousand for the first quarter of 2009 on pretax income of $154 thousand compared to $228 thousand for the first quarter of 2008 on pretax income of $643 thousand. Income tax expense decreased as a percentage of pretax income from 35% for the first quarter of 2008 to 33% for the first quarter of 2009 as the result of additional nontaxable income on municipal securities acquired in the fourth quarter of 2008 and first quarter of 2009.

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

While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $5.1 million and $2.8 million at March 31, 2009 and 2008, respectively. The ratio of the allowance for loan losses to total loans outstanding at March 31, 2009 and 2008 was 1.34% and 0.89%, respectively. Loans totaled $2.8 million that were more than 30 days but less than 89 days past due at March 31, 2009. No loans were past due 90 days or more and still accruing. Non-accrual loans, represented by four relationships, totaled $3.9 million.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, were $8.2 million at March 31, 2009, $6.6 million at December 31, 2008 and $116 thousand at March 31, 2008. This increase is the result of a depressed economy and a weak real estate market, which has slowed sales of homes.

LIQUIDITY

Management monitors and plans the Company’s liquidity position for future periods. Liquidity is provided from cash, interest-bearing deposits in other banks, repayments of loans, increases in deposits, federal funds facility from three correspondent banks, term loans from a federal agency bank and maturing investments. Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2009, cash and cash equivalents totaled $30.7 million. Investment securities available-for-sale and not pledged totaled $34.1 million, for a total of 13.7% of total assets, which management believe is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including unused unsecured federal funds facility with three banks totaling $27.7 million, unused secured federal funds facility totaling $1.2 million and unused available term loans through the Federal Home Loan Bank totaling $26.3 million.

Total liquidity and other alternative sources of liquidity total $92.5 million at March 31, 2009 if fully utilized, which represents 19.6% of assets.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2009, pre-approved but unused lines of credit for loans totaled approximately $80.3 million. In addition, we had approximately $8.8 million in financial and performance standby letters of credit at March 31, 2009. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

CAPITAL RESOURCES

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualified as Tier 1 capital. First Capital Bank’s ratios exceed regulatory requirements. As of March 31, 2009, First Capital Bancorp, Inc. had a Tier 1 risk-based capital ratio of 10.35% and a Total risk-based capital ratio of 12.12%. At December 31, 2008 these ratios were 10.62% and 12.40%, respectively.

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

Item 1. Legal Proceedings – None to report

Item 1A. Risk Factors – Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3. Defaults Upon Senior Securities – Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders – None to report

Item 5. Other Information – None to report

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed November 13, 2006)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed May 22, 2007)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Warrant to Purchase Shares of Common Stock, dated April 3, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 6, 2009)

10.1	Letter Agreement, dated as of April 3, 2009, by and between First Capital Bancorp, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 6, 2009)

10.2	Side Letter Agreement, dated as of April 3, 2009, by and between First Capital Bancorp, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of Form 8-K filed April 6, 2009)

10.3	Form of Waiver (incorporated by reference to Exhibit 10.3 of Form 8-K filed April 6, 2009)

10.4	Form of Consent Letter (incorporated by reference to Exhibit 10.4 of Form 8-K filed April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2009.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2009

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2009.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date: May 14, 2009	By:	/s/ John M. Presley
John M. Presley
Managing Director and Chief Executive Officer

	By:	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President

	By:	/s/ William W. Ranson
William W. Ranson
Chief Financial Officer,
Treasurer and Secretary

Index of Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed November 13, 2006)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed May 22, 2007)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Warrant to Purchase Shares of Common Stock, dated April 3, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 6, 2009)

10.1	Letter Agreement, dated as of April 3, 2009, by and between First Capital Bancorp, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 6, 2009)

10.2	Side Letter Agreement, dated as of April 3, 2009, by and between First Capital Bancorp, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of Form 8-K filed April 6, 2009)

10.3	Form of Waiver (incorporated by reference to Exhibit 10.3 of Form 8-K filed April 6, 2009)

10.4	Form of Consent Letter (incorporated by reference to Exhibit 10.4 of Form 8-K filed April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2009.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2009

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2009.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2009.