Form 10-Q
period 2009-06-30
FIRST CAPITAL BANCORP, INC.
filed 2009-08-14
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

2,971,171 shares of Common Stock, par value $4.00 per share, were outstanding at August 10, 2009.

PART 1- FINANCIAL INFORMATION

Item 1 - Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2009 and December 31, 2008

	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$7,222,818	$5,439,863
Interest-bearing deposits in other banks	96,719	274,471
Federal funds sold	26,793,390	9,640,000
Investment securities:
Available for sale, at fair value	54,270,625	30,523,357
Held to maturity, at cost	1,453,244	1,453,541
Restricted, at cost	4,158,289	3,804,039
Loans, net of allowance for losses	383,292,919	367,440,018
Other real estate owned	3,039,458	2,158,179
Premises and equipment, net	7,301,119	7,214,660
Accrued interest receivable	1,944,681	1,804,805
Deferred tax asset	1,172,901	952,554
Other assets	1,531,087	847,709

Total assets	$492,277,250	$431,553,196

LIABILITIES
Deposits
Noninterest-bearing	$41,169,919	$34,517,982
Interest-bearing	345,374,850	299,782,058

Total deposits	386,544,769	334,300,040

Accrued expenses and other liabilities	2,001,250	2,525,956
Securities sold under repurchase agreements	1,229,656	2,152,628
Subordinated debt	7,155,000	7,155,000
Federal Home Loan Bank advances	50,000,000	50,000,000

Total liabilities	446,930,675	396,133,624

STOCKHOLDERS’ EQUITY
Preferred stock, $4.00 par value (authorized 2,000,000 shares; issued and outstanding 2009: Series A: $1,000 Stated Value 10,958 shares Fixed Rate Cumulative Perpetual Preferred, and $0 at December 31, 2008	43,832	—
Common stock, $4.00 par value (authorized 5,000,000 shares; issued and outstanding, 2,971,171 at June 30, 2009 and December 31, 2008 respectively)	11,884,684	11,884,684
Additional paid-in capital ($18,735,587 common and $10,914,168 preferred stock)	29,649,755	18,650,379
Retained earnings	3,892,436	4,688,639
Warrants	660,769	—
Discount on preferred stock	(628,745)	—
Accumulated other comprehensive income (loss), net of tax	(156,156)	195,870

Total stockholders’ equity	45,346,575	35,419,572

Total liabilities and stockholders’ equity	$492,277,250	$431,553,196

See notes to consolidated financial statements.

First Capital Bancorp Inc. and Subsidiary

Consolidated Statements of Income

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income
Loans	$5,665,793	$5,394,470	$11,086,521	$10,874,456
Investments:
Taxable interest income	495,398	356,780	895,844	726,339
Tax exempt interest income	70,971	16,342	110,648	29,815
Dividends	21,753	57,784	26,691	105,254
Federal funds sold	11,073	44,670	19,739	157,708

Total interest income	6,264,988	5,870,046	12,139,443	11,893,572

Interest expense
Deposits	2,820,009	2,557,080	5,614,182	5,172,903
FHLB advances	468,353	468,353	931,559	925,418
Federal funds purchased	—	6,500	110	32,402
Subordinated debt and other borrowed money	71,339	100,755	150,573	224,620

Total interest expense	3,359,701	3,132,688	6,696,424	6,355,343

Net interest income	2,905,287	2,737,358	5,443,019	5,538,229
Provision for loan loss	1,095,000	310,000	1,310,000	635,000

Net interest income after provision for loan loss	1,810,287	2,427,358	4,133,019	4,903,229

Noninterest income
Fees on deposits	61,620	60,472	122,894	124,373
Other	144,964	138,226	264,733	246,565

Total noninterest income	206,584	198,698	387,627	370,938

Noninterest expenses
Salaries and employee benefits	1,141,858	1,036,924	2,326,782	2,076,546
Merger costs	220,222	—	220,222	—
Occupancy expense	206,015	213,790	412,653	419,069
Data processing	175,934	156,417	364,077	294,544
Professional services	115,105	40,899	241,798	109,361
Advertising and marketing	5,456	69,841	20,522	113,493
FDIC assessment	480,000	51,000	593,093	102,000
Virginia franchise tax	110,000	82,000	216,000	164,000
Depreciation	104,827	87,493	207,439	173,324
Other expenses	462,558	289,321	769,586	580,572

Total noninterest expense	3,021,975	2,027,685	5,372,172	4,032,909

Net (loss) income before provision for income taxes	(1,005,104)	598,371	(851,526)	1,241,258
Income tax (benefit) expense	(274,200)	212,200	(222,800)	439,950

Net (loss) income	$(730,904)	$386,171	$(628,726)	$801,308

Effective dividend on preferred stock	167,477	—	167,477	—
Net (loss) income available to common shareholders	$(898,381)	$386,171	$(796,203)	$801,308

Basic income (loss) per share	$(0.30)	$0.13	$(0.27)	$0.27

Diluted income (loss) per share	$(0.30)	$0.13	$(0.27)	$0.27

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance January 1, 2008	$—	$11,884,684	$18,492,528	$4,518,278	$—	$—	$(36,432)	$34,859,058
Net income	—	—	—	801,307	—	—	801,307	801,307
Other comprehensive income
Unrealized holding loss arising during period, (net of tax, $237,946)	—	—	—	—	—	—	(461,895)	(461,895)

Total comprehensive income							$339,412

Stock based compensation expense	—	—	79,098	—	—	—	—	79,098

Balance June 30, 2008	$—	$11,884,684	$18,571,626	$5,319,585	$—	$—	$(498,327)	$35,277,568

Balance January 1, 2009	$—	$11,884,684	$18,650,379	$4,688,639	$—	$—	$195,870	$35,419,572
Net (loss)	—	—	—	(628,726)	—	—	(628,726)	(628,726)
Other comprehensive loss
Unrealized holding (loss) arising during period, (net of tax, $181,437)	—	—	—	—	—	—	(352,026)	(352,026)

Total comprehensive loss							$(980,752)

Issuance of Preferred Stock	43,832	—	10,914,168	—	660,769	(660,769)		10,958,000
Dividends on Preferred Stock	—	—	—	(135,453)	—	—		(135,453)
Accretion of discount on Preferred Stock	—	—	—	(32,024)	—	32,024	—	—
Stock based compensation expense	—	—	85,208	—	—	—	—	85,208

Balance June 30, 2009	$43,832	$11,884,684	$29,649,755	$3,892,436	$660,769	$(628,745)	$(156,156)	$45,346,575

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities
Net income (loss)	$(628,726)	$801,308
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	1,310,000	635,000
Depreciation of premises and equipment	207,439	173,324
Stock based compensation expense	85,208	79,098
Deferred income taxes	(39,000)	(213,000)
Net (accretion) amortization of bond premiums/discounts	128,380	(37,099)
Increase in loans held for sale	—	(299,000)
(Increase) decrease in other assets	(683,379)	51,459
(Increase) decrease in accrued interest receivable	(139,876)	31,187
Decrease in accrued expenses and other liabilities	(524,706)	(745,629)

Net cash provided by (used in) operating activities	(284,660)	476,648

Cash flows from investing activities
Proceeds from maturities and calls of securities	3,200,000	19,500,000
Proceeds from paydowns of securities available-for-sale	3,098,422	1,318,123
Purchase of securities available-for-sale	(30,707,146)	(18,392,898)
Purchase of FHLB Stock	(143,800)	(620,300)
Purchase of Federal Reserve Stock	(210,450)	—
Purchases of property and equipment	(293,898)	(167,151)
Purchase of land and building	—	(2,301,794)
Construction in progress	—	(1,274,020)
Net increase in loans	(18,044,180)	(38,809,881)

Net cash used in investing activities	(43,101,052)	(40,747,921)

Cash flows from financing activities
Net increase (decrease) in demand, savings and money market accounts	53,037,946	(10,812,634)
Advances from FHLB	—	10,000,000
Issurance of preferred stock to U.S. Treasury	10,958,000	—
Dividends on preferred stock	(135,453)	—
Net increase in certificates of deposit	(793,217)	43,925,314
Increase in Federal funds purchased	—	1,642,000
Net (decrease) increase in repurchase agreements	(922,971)	167,552

Net cash provided by financing activities	62,144,305	44,922,232

Net increase in cash and cash equivalents	18,758,593	4,650,959

Cash and cash equivalents, beginning of period	15,354,334	16,779,538

Cash and cash equivalents, end of period	$34,112,927	$21,430,497

Supplemental disclosure of cash flow information
Interest paid during the period	$6,701,199	$6,318,398

Taxes paid during the period	$320,000	$740,000

Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned, net	$1,342,644	$—

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

In management’s opinion the accompanying consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. Results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

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

During the second quarter, First Capital Bancorp, Inc. announced plans to merge with Eastern Virginia Bankshares, Inc. located in Tappahannock, Virginia. This will be a strategic alliance which will match up their strong retail experience with our strong commercial business. The merger is expected to close in the third or fourth quarter of 2009.

During the second quarter, First Capital Bancorp, Inc. issued 10,958 shares of preferred stock to the U. S. Treasury. The Company had applied for funds under the TARP Capital Purchase Plan (“CPP”). The agreement requires us to pay a 5% dividend on the preferred stock for the first five years. The dividend increases to 9% for all periods after the first five years if we have not redeemed the preferred stock. In addition, we issued a warrant to the U. S. Treasury giving them the right to purchase 250,947 shares of our common stock at $6.55 per share for up to 10 years.

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

The basic and diluted earnings per share calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss) available to common shareholders	$(898,381)	$386,171	$(796,203)	$801,308

Weighted average number of shares outstanding	2,971,171	2,971,171	2,971,171	2,971,171

Earnings (loss) per common share - basic	$(0.30)	$0.13	$(0.27)	$0.27

Effect of dilutive securities:

Weighted average number of shares outstanding	2,971,171	2,971,171	2,971,171	2,971,171

Effect of stock options	—	19,738	—	27,207

Diluted average shares outstanding	2,971,172	2,990,909	2,971,171	2,998,378

Earnings (loss) per common share - assuming dilution	$(0.30)	$0.13	$(0.27)	$0.27

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

Options totaling 5,000, 3,500 and 20,000 shares were granted in January, August and October of 2008, respectively. All options were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. These options vest over three years. No options have been granted in the first six months of 2009. The stock based compensation expensed during the six months ended June 30, 2009 was $85,208 and is included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Available-for-sale
U.S. Government agencies	$15,522,285	$136,695	$73,960	$15,585,020
Mortgage-backed securities	12,964,630	125,564	29,946	13,060,248
Corporate bonds	3,398,438	—	295,737	3,102,701
CMO securities	13,786,218	67,539	103,528	13,750,229
State and political subdivisions - taxable	3,318,473	71,182	64,710	3,324,945
State and political subdivisions - tax exempt	5,516,667	39,000	108,185	5,447,482

	$54,506,711	$439,980	$676,066	$54,270,625

	December 31, 2008
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$16,685,034	$437,483	$—	$17,122,517
Mortgage-backed securities	8,395,017	63,429	54,910	8,403,536
Corporate bonds	3,390,363	—	121,643	3,268,720
Tax-exempt municipal bonds	1,755,654	3,713	30,783	1,728,584

	$30,226,068	$504,625	$207,336	$30,523,357

	June 30, 2009
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Held-to-maturity
Tax-exempt municipal bonds	$1,453,244	$46,256	$—	$1,499,500

	$1,453,244	$46,256	$—	$1,499,500

	December 31, 2008
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$1,453,541	$17,530	$—	$1,471,071

	$1,453,541	$17,530	$—	$1,471,071

The unrealized losses in the portfolio as of June 30, 2009 are considered temporary and are a result of the current interest rate environment and not increased credit risk. The Company has the ability and intent to hold debt securities in an unrealized loss position for the foreseeable future.

Note 6 – Loans

Major classifications of loans are as follows:

	June 30, 2009	December 31, 2008
	Amount	Amount

Commercial	$51,389,801	$51,138,208
Real estate - residential	129,664,492	122,551,828
Real estate - commercial	117,880,521	106,796,170
Real estate - construction	86,128,619	86,515,314
Consumer	4,287,889	5,584,100

Total loans	389,351,322	372,585,620
Less:
Allowance for loan losses	6,044,703	5,060,433
Net deferred fees	13,700	85,169

Loans, net	$383,292,919	$367,440,018

A summary of the transactions affecting the allowance for loan losses follows:

Activity in the allowance for loan losses for the six month period ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008

Balance, beginning of year	$5,060,433	$2,489,066
Provision for loan losses	1,310,000	635,000
Recoveries	2,627	0
Charge-offs	(328,357)	5,100

Balance, end of year	$6,044,703	$3,129,166

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period	1.55%	0.93%

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

Assets measured at fair value on a recurring basis are summarized below:

	June 30,
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Government agencies	$—	$15,585,020	$—	$15,585,020
Mortgage-backed securities	—	13,060,248	—	13,060,248
Corporate bonds	—	3,102,701	—	3,102,701
CMO securities	—	13,750,229	—	13,750,229
State and political subdivisions - taxable		3,324,945		3,324,945
State and political subdivisions - tax exempt		5,447,482		5,447,482

Total	$—	$54,270,625	$—	$54,270,625

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

	June 30, 2009
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
Assets:
Impaired loans	$—	$8,486,526	$—	$8,486,526
Other real estate owned	—	3,039,458	—	3,039,458

Total	$—	$11,525,984	$—	$11,525,984

Note 8 – Disclosures about fair value of financial instruments

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

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at June 30, 2009 and December 31, 2008 are current market rates for their respective terms and associated credit risk.

Deposit liabilities – The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts approximate their fair values at the reporting date. Fair values for fixed-rate Certificates of Deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at June 30, 2009 and December 31, 2008.

The estimated fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$34,113	$34,113	$13,354	$13,354
Investment securities	55,724	55,770	31,977	31,994
Loans receivable, net	383,293	383,225	367,440	363,485
Accrued interest	1,945	1,945	1,805	1,805

Financial liabilities
Deposits	$386,545	$391,460	$334,300	$342,862
FHLB advances	50,000	52,009	50,000	52,404
Subordinated debt	7,155	8,392	7,155	7,399
Repurchase agreements	1,230	1,230	2,153	2,153

Unrecognized financial instruments Standby letters of credit issued	$—	$—	$—	$—

Note 9 – Cumulative Perpetual Preferred Stock

In April 2009 we were approved for and received $10,958,000 from the U.S. Treasury Department under the TARP Capital Purchase Program. Under this program we issued 10,958 shares of Series A, $1,000 stated value, cumulative perpetual preferred stock. This stock will carry a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, unless we elect to redeem the shares.

Additionally, the Treasury received warrants to purchase 250,947 shares of First Capital Bancorp, Inc. common stock with an exercise price of $6.55.

Note 10 – Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying transactions That Are Not Orderly.” FSP No. 157-4 provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management’s need to use judgment to determine when a market that once was active has become inactive and in determining fair values in markets that are no longer active. FSP No. 157-4 is effective for fiscal years and interim periods ending after June 15, 2009. Early adoption is permitted for the fiscal years and interim periods ending after March 15, 2009. The adoption of this FSP did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” to amend the other-than-temporary impairment criteria associated with marketable debt securities and beneficial interests in securitized financial assets. This FSP requires that an entity evaluate for and record an other-than-temporary impairment when it concludes that it does not intend to sell an impaired security and does not believe it likely that it will be required to sell the security before recovery of the amortized cost basis. Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the securities’s amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of other comprehensive income and amortized over the remaining life of the security. The FSP also requires some additional disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. FSP No. 115-2 and FAS 124-2 is effective for fiscal years and interim periods ending after June 15, 2009. Early adoption is permitted for the fiscal years and interim periods ending after March 15, 2009. The adoption of this FSP did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP No. 107-1 and APB 28-1 increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This FSP is effective for fiscal years and interim periods ending after June 15, 2009. Early adoption is permitted for fiscal years and interim periods ending after March 15, 2009. The adoption of this FSP did not have a material impact on the consolidated financial statements.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issues or are available to be issued. This FASB was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of FASB 165.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76. The adoption of this FSP will have a material impact on the manner in which the Company references accounting and reporting standards.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial statements.

Note 11 – Subsequent Events

Subsequent events have been evaluated through August 14, 2009, which is the date the financial statements were available to be issued.

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

This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected included the following:

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

OVERVIEW

Continued volatility and uncertainty in the economic environment impacted second quarter 2009 results. Our results reflect the impact of this environment with large increases in average federal funds sold, a decline in loan growth, continued large additions to the loan loss provision, an increase in Other Real Estate Owned (“OREO”) and OREO expenses, lower interest income as a result of the rapid rate declines in 2008 and increases in deposits as we restructure our balance sheet and investors look for safe havens to invest their cash. At June 30, 2009 the FDIC assessed a special charge for all member banks, in addition to the already increased quarterly fee.

Management announced on April 3, 2009, a definitive merger agreement with Eastern Virginia Bankshares, Inc. (“EVBS”) in Tappahannock, Virginia. This will be a strategic alliance which will match up their strong retail experience with our strong commercial business. The merger is expected to close in late 2009. Under the purchase accounting for a combination, all merger related expenses are recognized as they occur, thereby resulting in lower earnings until the merger closes.

On April 3, 2009 First Capital Bancorp, Inc. issued 10,958 shares of preferred stock to the U. S. Treasury. The Company had applied for funds under the TARP Capital Purchase Plan (“CPP”). The agreement requires us to pay a 5%

dividend on the preferred stock for the first five years. The dividend increases to 9% for all periods after the first five years if we have not redeemed the preferred stock. In addition, we issued a warrant to the U. S. Treasury giving them the right to purchase 250,947 shares of our common stock at $6.55 per share for up to 10 years. These funds increased the capital ratios of an already well capitalized company.

The net loss for the second quarter of 2009 was $731 thousand, or $0.30 per diluted share, compared to net income of $386 thousand, or $0.13 per diluted share, in the second quarter of 2008. For the first six months of 2009, the net loss was $629 thousand, or $0.27 per diluted share compared to net income year to date in 2008 of $801 thousand, or $0.27 per diluted share. A number of factors contributed to the decrease in second quarter earnings and year-to-date earnings compared to the same period in the prior year:

•

$220 thousand in merger costs incurred in the second quarter of 2009 in connection with the proposed merger with Eastern Virginia Bankshares, Inc. (“EVB”). The combined company (pending shareholder and regulatory approval) will have $1.6 billion in total assets and 32 branches in the central Virginia market.

•

$429 thousand increase in the second quarter of 2009 and $491 thousand year-to-date increase in FDIC premiums including the special assessment in the second quarter of 2009 as compared to the comparable periods in 2008.

•

$785 thousand increase in the loan loss provision in the second quarter of 2009 as compared to the second quarter of 2008. While nonperforming assets have increased since the first quarter and delinquencies have remained manageable, the economic recession has impacted our asset quality resulting in an addition to the allowance for loan losses.

•

$74 thousand increase in the second quarter of 2009 and $132 thousand year-to-date increase in professional services as compared to the comparable periods in 2008. Increased legal fees are primarily related to the resolution of various problem loans.

Financial Condition

Total assets at June 30, 2009 were $492.3 million, up $60.7 million, or 14.1%, from $431.6 million at year-end and up $95.8 million or 24.2% from June 30, 2008, when total assets were $396.4 million. This increase is the result of strong deposit growth, particularly in the first quarter of 2009 and the addition of $11 million from the issuance of preferred stock. Loan growth through June 30, 2009 was $15.9 million, or 4.3% compared to the 2008 year-end balance. Actual loan growth in the second quarter was $10.1 million compared to $5.8 million in the first quarter of 2009. For the quarter, total average assets were $486.4 million, an increase of 26.3% compared to $385.1 million in the second quarter of 2008. For the quarter ending June 30, 2009, average total loans, net of unearned income, were $384.0 million, an increase of $57.2 million, or 17.5%, compared to $326.8 million in the second quarter of 2008.

At June 30, 2009, the Company’s investment portfolio totaled $55.7 million, an increase of $26.0 million from $29.7 million at June 30, 2008 and an increase of $23.7 million from $32.0 million at year-end 2008. Interest rates during the first six months of 2009 were low compared to the same period in the prior year. Most of the funds that are invested in the Company’s investment portfolio are part of management’s effort to balance interest rate risk and to provide liquidity. Our participation in the TARP Capital Purchase Program was an effort to increase liquidity and capital, and to assist in our loan growth

Total deposits of $386.5 million at June 30, 2009 represent an increase of $52.2 million, or 15.6% from $334.3 million at year-end 2008 and an increase of $98.3 million, or 34.1%, from $288.2 million at June 30, 2008. The cost of deposits is projected to continue to decrease as large blocks of certificates of deposit reprice over the next six months. On an average basis, deposits increased $87.5 million from $253.7 million in the second quarter of 2008 to $341.2 million for the same period in 2009. The average increases in deposits were in interest-bearing deposits, primarily core money market ($37.2 million) and certificates of deposit ($47.6 million). Noninterest bearing demand accounts increased $4.7 million.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents a principal source of earnings for the Company. Changes in net interest income during 2009 to date are attributable primarily to the overall growth of the Company, offset by drastic actions of the Federal Reserve Bank’s Open Market Committee (FOMC). The FOMC has cut the federal funds targeted rate and the associated prime rate of interest by 400 basis points since January 1, 2008, resulting in a significant decline in the key rate that is tied to over 40% of the Company’s loan portfolio having a daily rate change. Although the vast majority of our time deposits are set to reprice in the next twelve months and will lower funding costs, this rapid reduction in rates put pressure on our net interest margin.

Net interest margin increased 13 basis points for the three months ended June 30, 2009 to 2.51% as compared to 2.38% for the first quarter of 2009, reflecting a decrease in average rate paid on interest-bearing deposits of 26 basis points from 3.58% for the first quarter of 2009 to 3.32% for the second quarter of 2009. This was offset by an 8 basis point decrease in the average yield on earning assets. The yield on loans, net of discount increased 10 basis points from 5.82% for the first quarter of 2009 to 5.92% for the quarter ended June 30, 2009. This increase was due to loan growth and the use of floors on renewed loans. The average yield on investments decreased from 4.90% for the first quarter of 2009 to 4.41% for the second quarter of 2009 as investments averages increased from $37.8 million for the first quarter of 2009 to $54.9 million for the second quarter of 2009 and shorter, lower yield investments were acquired.

Net interest margin is down 46 basis points for the three months ended June 30, 2009 as compared to the second quarter of 2008. The yield on earning assets decreased from 6.37% for the quarter ended June 30, 2008 to 5.38% for the quarter ended June 30, 2009. The cost of interest bearing liabilities decreased 63 basis points to 3.38% for the second quarter of 2009 as compared to 4.01% for the same period in 2008.

For the six months ended June 30, 2009, net interest income was down $95 thousand from $5.5 million in 2008 to $5.4 million in 2009. Of this decline, $263 thousand occurred in the first quarter of 2009. The yield on earning assets of 5.41% for the six months ended June 30, 2009 compared to 6.61% for the same period in 2008 and was down 5 basis points from the first quarter of 2009. The cost of interest-bearing liabilities was 3.47% for the first six months of 2009 compared to 4.17% for the same quarter in 2008 and was down 11 basis points from the first quarter of 2009.

Total interest and fees on loans, the largest component of net interest income, increased 5.0%, or $271 thousand to $5.7 million during the second quarter of 2009 compared to $5.4 million for the same period in 2008 due to the rapid decrease in interest rates during 2008.

Interest on investment securities increased 51.8% to $566 thousand for the second quarter of 2009 compared to $373 thousand for the same period of 2008 as average balances in investment securities increased to $54.9 million for the three months ended June 30, 2009 from $30.1 million for the comparable period in 2008. Interest on federal funds sold decreased $33 thousand for the second quarter of 2009 to $11 thousand from $45 thousand for the same period in 2008 as the yield of federal funds decreased from 1.96% for the second quarter of 2008 to .16% for the second quarter of 2009.

Dividends on restricted equity securities decreased $36 thousand to $22 thousand for the three months ended June 30, 2009 as compared to $58 thousand in the second quarter of 2008, as a result of the elimination of the dividend on Federal Home Loan Bank of Atlanta stock during the quarter and year-to-date.

Interest expense on deposits increased $263 thousand to $2.8 million, or 10.3% for the second quarter of 2009 compared to the comparable period of 2008. The increase in deposit expense is due to the increase in average outstanding deposits, arising from the overall growth of the Company and offset by a decrease in the overall rates paid on deposits. Interest expense on borrowings totaled $540 thousand for the second quarter of 2009 an decrease of $36 thousand, or 6.2%, over the same period of 2008. This reduction in borrowings expense is the result of decreases in the average cost of Trust Preferred securities, which are tied to the three month LIBOR, from an average of 4.73% for the second quarter of 2008 to an average of 2.95% for the second quarter of 2009.

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

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended June 30,
	2009			2008
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
	(Dollars in thousands)
Assets:
Securities:
Taxable	$48,445	$495	4.10%	$29,995	$357	4.77%
Tax exempt (1)	6,454	108	6.68%	1,761	25	5.66%

Total securities	54,899	603	4.41%	31,756	382	4.83%
Federal funds sold	28,005	11	0.16%	9,178	45	1.96%
FHLB & Federal Reserve Bank stock	4,069	22	2.14%	3,715	58	6.26%
Loans, net of unearned income (2)	384,015	5,665	5.92%	326,787	5,394	6.64%

Total earning assets	470,988	6,301	5.38%	371,436	5,879	6.37%

Allowance for loan losses	(5,081)			(2,954)
Cash and cash equivalents	5,777			9,713
OREO	3,467			—
Other nonearning assets	11,204			6,952

Total assets	$486,355			$385,147

Liabilities & Stockholders’ Equity:
Interest checking	$7,413	$7	0.38%	$8,861	$9	0.39%
Money market deposit accounts	78,093	402	2.07%	40,841	161	1.59%
Statement savings	688	1	0.47%	594	1	0.46%
Certificates of deposit	255,017	2,410	3.80%	203,364	2,387	4.72%

Total interest-bearing deposits	341,211	2,820	3.32%	253,660	2,558	4.05%

Federal funds purchased	—	—	0.00%	1,088	6	2.40%
Repurchase agreements	1,571	2	0.49%	2,326	9	1.47%
Subordinated debt	7,155	69	3.90%	7,155	92	5.19%
FHLB Advances	50,000	469	3.77%	50,000	468	3.77%

Total interest bearing liabilities	399,937	3,360	3.38%	314,229	3,133	4.01%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	37,528			32,128
Other noninterest-bearing liabilities	3,129			3,412
Shareholders’ equity	45,761			35,378

Total liabilities and shareholders’ equity	$486,355			$385,147

Net interest spread			2.00%			2.36%

Impact of noninterest-bearing sources			0.50%			0.61%

Net interest margin		$2,941	2.51%		$2,746	2.97%

Ratio of average interest earning assets to average interest-bearing liabilities			117.77%			118.21%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances

Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30,
	2009			2008
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
	(Dollars in thousands)
Assets:
Securities:
Taxable	$41,280	$896	4.38%	$29,352	$726	4.99%
Tax exempt (1)	5,123	168	6.60%	1,586	45	5.76%

Total securities	46,403	1,064	4.62%	30,938	771	5.04%
Federal funds sold	23,032	19	0.17%	12,860	158	2.48%
FHLB & Federal Reserve Bank stock	3,964	27	1.36%	3,580	105	5.94%
Loans, net of unearned income (2)	380,909	11,087	5.87%	316,755	10,874	6.94%

Total earning assets	454,308	12,197	5.41%	364,133	11,908	6.61%

Allowance for loan losses	(5,099)			(2,796)
Cash and cash equivalents	5,720			9,994
OREO	3,198			—
Other nonearning assets	10,838			6,582

Total assets	$468,965			$377,913

Liabilities & Stockholders’ Equity:
Interest checking	$7,939	$14	0.36%	$9,187	$28	0.61%
Money market deposit accounts	65,940	713	2.18%	42,454	433	2.06%
Statement savings	685	2	0.47%	637	2	0.77%
Certificates of deposit	255,758	4,886	3.85%	195,984	4,710	4.86%

Total interest-bearing deposits	330,322	5,615	3.43%	248,262	5,173	4.21%

Federal funds purchased	—	—	0.00%	1,689	32	3.88%
Repurchase agreements	1,712	3	0.40%	2,227	19	1.74%
Subordinated debt	7,155	147	4.15%	7,155	205	5.81%
FHLB Advances	50,000	932	3.76%	48,764	926	3.84%

Total interest bearing liabilities	389,189	6,697	3.47%	308,097	6,355	4.17%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	37,059			32,379
Other noninterest-bearing liabilities	2,187			2,202
Shareholders’ equity	40,530			35,235

Total liabilities and shareholders’ equity	$468,965			$377,913

Net interest spread			1.94%			2.43%

Impact of noninterest-bearing sources			0.51%			0.65%

Net interest margin		$5,500	2.45%		$5,553	3.08%

Ratio of average interest earning assets to average interest-bearing liabilities			116.73%			118.19%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances

Noninterest Income

Total noninterest income was $207 thousand for the second quarter of 2009, compared to $199 thousand for the same period of 2008. Fees on deposits increased 1.9% to $62 thousand for the first second of 2009 compared to the same period in 2008. Other noninterest income increased $7 thousand or 4.9% to $145 thousand for the second quarter of 2009 from $138 thousand for the second quarter of 2008.

For the six months ended June 30, 2009, noninterest income was $388 thousand compared to $371 thousand for the same period in 2008 an increase of 4.5%.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expenses for the second quarter of 2009 totaled $3.0 million, an increase of $994 thousand, or 49.0%, compared to $2.0 million for the same period in 2008. The increase is the result of a $429 thousand increase in FDIC premiums and the $220 thousand in merger related expense taken in the second quarter of 2009. Merger expenses include legal, investment banking fees, marketing cost or other expenses related to the proposed transaction and are accumulated as a separate total in expenses. Salaries and employee benefits increase $105 thousand due to expansion of the Company and the addition of the Bon Air branch in 2008. Occupancy expense decreased $8 thousand as two leased branch locations were relocated to owned free standing branches. Professional services increased $74 thousand primarily as the result of legal fees in the resolution and restructuring of problem loans. Marketing expense decreased $64 thousand as advertising was reduced in the second quarter of 2009 due to the economic conditions. Virginia franchise tax increased $28 thousand as the result of the additional equity capital infusion in First Capital Bank in the third quarter of 2008. Depreciation expense increased $17 thousand due to the addition of the Bon Air branch in 2008 and the relocation of two leased branches to owned facilities in 2008 and 2009. Other expenses increased $173 thousand primarily due to OREO expenses of $80 thousand in the second quarter related to foreclosed properties.

For the six months ended June 30, 2009, total noninterest expense increased $1.3 million from $4.0 million in 2008 to $5.4 million in 2009. Again, $711 thousand of the increase is the result of a $491 thousand increase in FDIC premiums and $220 thousand in merger related expense. Salaries and employee benefits are up $250 thousand or 12.1 % due to the Bon Air branch in 2008 and the addition of key management in the fourth quarter of 2008. Professional services are up $132 thousand for the six months ended June 30, 2009 as the result of resolutions of problem loans. Other expenses are up $189 thousand for the period due to OREO expenses of $80 thousand and a $38 thousand loss on a real estate purchase contract not consummated.

Income Taxes

The income tax expense for the quarter ended June 30, 2009 was a benefit of $274 thousand compared to a charge of $212 thousand in the same quarter of the prior year, a $486 thousand decrease with the benefit resulting from the pretax loss of $1.0 million. Income tax expense for the six months ended June 30, 2009 was a benefit of $223 thousand compared to a $440 thousand expense in the same period in 2008, a decrease of $663 thousand. Again, the 2009 number resulted from a pretax loss of $852 thousand.

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

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, loans past due 90 days and still accruing interest and foreclosed properties, were $9.1 million at June 30, 2009, $8.2 million at March 31, 2009, $6.6 million at December 31, 2008 and $81 thousand at June 30, 2008. This increase is the result of a depressed economy and a weak real estate market, which has slowed sales of homes. Nonperforming assets are composed largely of loans secured by real estate and repossessed properties in our OREO portfolio. At the end of the second quarter, OREO was $3.0 million compared to $4.3 million at the end of March 2009 and $2.2 million at year-end 2008 and $0 at June 30, 2008. At June 30, 2009, we had 2 homes and twenty developed lots in this portfolio.

Nonaccrual loans are $2.9 million at June 30, 2009, a decrease of $1.5 million from $4.4 million at year-end 2008. The decrease reflects the transfer of nonaccrual loans to OREO and the sale of a $2.7 million nonaccrual loan at December 31, 2008.

At June 30, 2009 the last component of our nonperforming loans, loans past due 90 days and accruing interest was $146 thousand, represented by one relationship. There were no loans past due 90 days and accruing interest at December 31, 2008 or June 30, 2008.

Loan charge-offs, less recoveries, amounted to $129 thousand for the second quarter of 2009 compared to $196 thousand in the first quarter of 2009. There were no charge-offs or recoveries in the second quarter in 2008 and for the first six months of 2008, no charge-offs and $5 thousand in recoveries. For the second quarter of 2009, the provision for loan losses was $1.1 million compared to $310 thousand in the comparable period of 2008. For the six months ended June 30, 2009, the provision was $1.3 million compared to $635 thousand for the comparable period in the prior year. With the high level of real estate secured debt and the large increase in loan loss reserves taken, management is confident that we can successfully manage through the economic downturn. We anticipate continued large provision expenses as the asset quality dictates the need.

While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $6.1 million and $3.1 million at June 30, 2009 and 2008, respectively. The ratio of the allowance for loan losses to total loans outstanding at June 30, 2009 and 2008 was 1.55% and 0.93%, respectively. Loans that were more than 30 days but less than 89 days past due totaled $3.2 million at June 30, 2009.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets

(Dollars in thousands)

	June 30, 2009	December 31, 2008	June 30, 2008
Nonaccrual loans	$2,938	$4,411	$81
Restructured loans	3,087	—	—
Loans past due 90 days and accruing interest	146	—	—

Total nonperforming loans	6,171	4,411	81
Other real estate owned	3,039	2,158	—

Total nonperforming assets	$9,210	$6,569	$81

Nonperforming assets to total loans and other real estate	2.35%	1.75%	0.02%
Allowance for loan losses to nonaccrual loans	205.71%	114.71%	3858.12%
Allowance for loan losses to period end loans	1.55%	1.36%	0.93%

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

At June 30, 2009, cash and cash equivalents totaled $34.1 million. Investment securities available-for-sale and not pledged totaled $45.3 million, for a total of 16.1% of total assets, which management believe is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including unused unsecured federal funds facility with two banks totaling $23.7 million and unused available term loans through the Federal Home Loan Bank totaling $20.8 million.

Total liquidity and other alternative sources of liquidity total $122.7 million at June 30, 2009 if fully utilized, which represents 24.9% of total assets.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At June 30, 2009, pre-approved but unused lines of credit for loans totaled approximately $74.6 million. In addition, we had approximately $9.0 million in financial and performance standby letters of credit at June 30, 2009. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

CAPITAL RESOURCES

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Management reviews the adequacy of the Company’s capital on an ongoing basis with reference to the size, composition, and quality of the Company’s resources and compliance with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualified as Tier 1 capital. First Capital Bank’s ratios exceed regulatory requirements. As of June 30, 2009, First Capital Bancorp, Inc. had a Tier 1 risk-based capital ratio of 12.51% and a Total risk-based capital ratio of 14.25%. At December 31, 2008 these ratios were 10.62% and 12.40%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings – None to report

Item 1A. Risk Factors – Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3. Defaults Upon Senior Securities – Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2009 Annual Meeting of Stockholders on Wednesday, May 20, 2009 at 10:00 a.m. at the Comfort Suites, 4051 Innslake Drive, Glen Allen, Virginia.

There were 2,019,251 shares represented in person or by proxy at the meeting, which represented 68.0% of the outstanding shares. There was a quorum for all purposes.

The shareholders were asked to vote on the election of four directors of the Company to serve until the 2012 Annual Meeting of Stockholders and to ratify the appointment of Cherry, Bekaert & Holland, L.L.P. as the independent registered public accountant for the Company for the year ended December 31, 2009.

The votes cast for or withheld for the election of directors were as follows:

	For	Withheld
Jay M. Weinberg	2,000,757	18,494
Robert G. Watts, Jr.	1,938,971	80,280
Debra L. Richardson	2,002,032	17,219
John M. Presley	1,940,604	78,648

The votes cast to ratify the appointment of Cherry, Bekaert & Holland, L.L.P. as the independent registered public accountants were as follows:

For	Withheld
1,998,399	20,852

Item 5. Other Information – None to report

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and plan of merger, dated as of April 3, 2009, by and between First Capital Bancorp, Inc. and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K filed April 7, 2009)

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed November 13, 2006)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed May 22, 2007)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Warrant to Purchase Shares of Common Stock, dated April 3, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 6, 2009)

10.1	Letter Agreement, dated as of April 3, 2009, by and between First Capital Bancorp, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 6, 2009)

10.2	Side Letter Agreement, dated as of April 3, 2009, by and between First Capital Bancorp, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of Form 8-K filed April 6, 2009)

10.3	Form of Waiver (incorporated by reference to Exhibit 10.3 of Form 8-K filed April 6, 2009)

10.4	Form of Consent Letter (incorporated by reference to Exhibit 10.4 of Form 8-K filed April 6, 2009)

10.5	Change in Control Agreement dated April 14, 2009 between First Capital Bank and K. Bradley Hildebrandt (incorporated by reference to Exhibit 10.4 of Form 8-K filed April 16, 2009)

10.6	Form of Change in Control Agreement dated April 1, 2009 between First Capital Bank and each of William D. Bien, Katherine K. Wagner, Richard McNeil, Ralph Ward, Jr., James E. Sedlar and Barry P. Almond.

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2009.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2009

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2009.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date: August 13, 2009	By:	/s/ John M. Presley
John M. Presley
Managing Director and Chief Executive Officer

	By:	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President

	By:	/s/ William W. Ranson
William W. Ranson
Chief Financial Officer,
Treasurer and Secretary

Index of Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and plan of merger, dated as of April 3, 2009, by and between First Capital Bancorp, Inc. and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K filed April 7, 2009)

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed November 13, 2006)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed May 22, 2007)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Warrant to Purchase Shares of Common Stock, dated April 3, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 6, 2009)

10.1	Letter Agreement, dated as of April 3, 2009, by and between First Capital Bancorp, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 6, 2009)

10.2	Side Letter Agreement, dated as of April 3, 2009, by and between First Capital Bancorp, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of Form 8-K filed April 6, 2009)

10.3	Form of Waiver (incorporated by reference to Exhibit 10.3 of Form 8-K filed April 6, 2009)

10.4	Form of Consent Letter (incorporated by reference to Exhibit 10.4 of Form 8-K filed April 6, 2009)

10.5	Change in Control Agreement dated April 14, 2009 between First Capital Bank and K. Bradley Hildebrandt (incorporated by reference to Exhibit 10.4 of Form 8-K filed April 16, 2009)

10.6	Form of Change in Control Agreement dated April 1, 2009 between First Capital Bank and each of William D. Bien, Katherine K. Wagner, Richard McNeil, Ralph Ward, Jr., James E. Sedlar and Barry P. Almond.

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2009.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2009

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2009.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2009.