Form 10-Q
period 2009-09-30
FIRST CAPITAL BANCORP, INC.
filed 2009-11-16
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

2,971,171 shares of Common Stock, par value $4.00 per share, were outstanding at November 13, 2009.

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2009 and December 31, 2008

	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$4,669,753	$5,439,863
Interest-bearing deposits in other banks	28,621,993	274,471
Federal funds sold	1,000,000	9,640,000
Investment securities:
Available for sale, at fair value	67,199,273	30,523,357
Held to maturity, at cost	1,453,095	1,453,541
Restricted, at cost	4,158,289	3,804,039
Loans, net of allowance for losses	389,754,882	367,440,018
Other real estate owned	2,646,285	2,158,179
Premises and equipment, net	7,207,162	7,214,660
Accrued interest receivable	1,913,663	1,804,805
Deferred tax asset	846,451	952,554
Other assets	1,446,957	847,709

Total assets	$510,917,803	$431,553,196

LIABILITIES
Deposits
Noninterest-bearing	$36,816,744	$34,517,982
Interest-bearing	367,014,690	299,782,058

Total deposits	403,831,434	334,300,040

Accrued expenses and other liabilities	2,516,604	2,525,956
Securities sold under repurchase agreements	945,124	2,152,628
Subordinated debt	7,155,000	7,155,000
Federal Home Loan Bank advances	50,000,000	50,000,000

Total liabilities	464,448,162	396,133,624

STOCKHOLDERS’ EQUITY
Preferred stock, $4.00 par value (authorized 2,000,000 shares; issued and outstanding 2009: Series A: $1,000 Stated Value 10,958 shares Fixed Rate Cumulative Perpetual Preferred, and $0 at December 31, 2008	43,832	—
Common stock, $4.00 par value (authorized 5,000,000 shares; issued and outstanding, 2,971,171 at September 30, 2009 and December 31, 2008 respectively)	11,884,684	11,884,684
Additional paid-in capital	29,663,885	18,650,379
Retained earnings	4,131,145	4,688,639
Warrants	660,769	—
Discount on preferred stock	(596,621)	—
Accumulated other comprehensive income, net of tax	681,947	195,870

Total stockholders’ equity	46,469,641	35,419,572

Total liabilities and stockholders’ equity	$510,917,803	$431,553,196

See notes to consolidated financial statements.

First Capital Bancorp Inc. and Subsidiary

Consolidated Statements of Income

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income
Loans	$5,869,551	$5,652,541	$16,956,071	$16,526,997
Investments:
Taxable interest income	517,291	357,908	1,413,136	1,084,247
Tax exempt interest income	77,333	16,342	187,981	46,157
Dividends	6,339	30,454	33,030	135,708
Federal funds sold and interest bearing deposits	19,856	45,853	39,595	203,561

Total interest income	6,490,370	6,103,098	18,629,813	17,996,670

Interest expense
Deposits	2,627,689	2,693,071	8,241,870	7,865,974
FHLB advances	473,499	473,499	1,405,059	1,398,917
Federal funds purchased	—	1,788	110	34,190
Subordinated debt and other borrowed money	62,931	100,662	213,505	325,282

Total interest expense	3,164,119	3,269,020	9,860,544	9,624,363

Net interest income	3,326,251	2,834,078	8,769,269	8,372,307
Provision for loan loss	380,000	1,406,640	1,690,000	2,041,640

Net interest income after provision for loan loss	2,946,251	1,427,438	7,079,269	6,330,667

Noninterest income
Fees on deposits	70,000	60,032	192,893	184,405
Other	130,547	123,549	395,280	370,114

Total noninterest income	200,547	183,581	588,173	554,519

Noninterest expenses
Salaries and employee benefits	1,187,821	1,065,810	3,514,603	3,142,356
Merger costs	56,384	—	276,607	—
Occupancy expense	205,151	223,657	617,803	642,726
Data processing	168,491	212,248	532,569	506,792
Professional services	31,739	58,497	273,536	167,858
Advertising and marketing	48,921	128,797	69,442	242,290
FDIC assessment	251,000	51,111	844,093	153,111
Virginia franchise tax	116,000	99,000	332,000	263,000
Depreciation	105,874	99,502	313,313	272,826
Other expenses	372,153	361,173	1,141,738	941,745

Total noninterest expense	2,543,534	2,299,795	7,915,704	6,332,704

Net income (loss) before provision for income taxes	603,264	(688,776)	(248,262)	552,482
Income tax expense (benefit)	198,500	(225,700)	(24,300)	214,250

Net income (loss)	$404,764	$(463,076)	$(223,962)	$338,232

Effective dividend on preferred stock	169,099	—	333,532	—
Net income (loss) available to common shareholders	$235,665	$(463,076)	$(557,494)	$338,232

Basic income (loss) per share	$0.08	$(0.16)	$(0.19)	$0.11

Diluted income (loss) per share	$0.08	$(0.16)	$(0.19)	$0.11

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive Income (Loss)		Total

Balance January 1, 2008	$—	$11,884,684	$18,492,528	$4,518,278	$—	$—		$(36,432)	$34,859,058
Net income	—	—	—	338,232	—	—		338,232	338,232
Other comprehensive income
Unrealized holding loss arising during period, (net of tax, $353,279)	—	—	—	—	—	—		(650,835)	(650,835)

Total comprehensive income							-$	312,603

Stock based compensation expense	—	—	116,356	—	—	—			116,356

Balance September 30, 2008	$—	$11,884,684	$18,608,884	$4,856,510	$—	$—		$(687,267)	$34,662,811

Balance January 1, 2009	$—	$11,884,684	$18,650,379	$4,688,639	$—	$—		$195,870	$35,419,572
Net (loss)	—	—	—	(223,962)	—	—		(223,962)	(223,962)
Other comprehensive loss
Unrealized holding (loss) arising during period, (net of tax, $250,403)	—	—	—	—	—	—		486,077	486,077

Total comprehensive income								$262,115

Issuance of Preferred Stock	43,832	—	10,914,168	—	660,769	(660,769)			10,958,000
Cost associated with preferred stock	—	—	(24,272)	—	—	—			(24,272)
Dividends on Preferred Stock	—	—	—	(269,384)	—	—			(269,384)
Accretion of discount on Preferred Stock	—	—	—	(64,148)	—	64,148			—
Stock based compensation expense	—	—	123,610	—	—	—			123,610

Balance September 30, 2009	$43,832	$11,884,684	$29,663,885	$4,131,145	$660,769	$(596,621)		$681,947	$46,469,641

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities
Net income (loss)	$(223,962)	$338,232
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	1,690,000	635,000
Depreciation of premises and equipment	313,313	173,324
Stock based compensation expense	123,610	79,098
Deferred income taxes	(144,301)	(213,000)
Net (accretion) amortization of bond premiums/discounts	227,536	(37,099)
Increase in loans held for sale	—	(299,000)
Increase (decrease) in other assets	(599,249)	51,459
Decrease in accrued interest receivable	(108,858)	31,187
Decrease in accrued expenses and other liabilities	(9,352)	(745,629)

Net cash provided by (used in) operating activities	1,268,737	13,572

Cash flows from investing activities
Proceeds from maturities and calls of securities	4,200,000	19,500,000
Proceeds from paydowns of securities available-for-sale	5,286,058	1,318,123
Purchase of securities available-for-sale	(45,652,582)	(18,392,898)
Purchase of FHLB Stock	(143,800)	(620,300)
Purchase of Federal Reserve Stock	(210,450)	—
Purchases of property and equipment	(305,815)	(167,151)
Purchase of land and building	—	(2,301,794)
Construction in progress	—	(1,274,020)
Net increase in loans	(24,492,970)	(38,809,881)

Net cash used in investing activities	(61,319,559)	(40,747,921)

Cash flows from financing activities
Net increase (decrease) in demand, savings and money market accounts	84,898,559	(10,812,634)
Advances from FHLB	—	10,000,000
Issurance of preferred stock to U.S. Treasury, net of related expenses	10,933,728	—
Dividends on preferred stock	(269,384)	—
Net (decrease) increase in certificates of deposit	(15,367,165)	43,925,314
Increase in Federal funds purchased	—	1,642,000
Net (decrease) increase in repurchase agreements	(1,207,504)	167,552

Net cash provided by financing activities	78,988,234	44,922,232

Net increase in cash and cash equivalents	18,937,412	4,187,883

Cash and cash equivalents, beginning of period	15,354,334	16,779,538

Cash and cash equivalents, end of period	$34,291,746	$20,967,421

Supplemental disclosure of cash flow information
Interest paid during the period	$9,829,218	$6,318,398

Taxes paid during the period	$724,283	$740,000

Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned, net	$1,416,852	$—

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

In management’s opinion the accompanying consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. Results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

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

The basic and diluted earnings per share calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss) available to common shareholders	$235,665	$(463,076)	$(557,494)	$338,232

Weighted average number of shares outstanding	2,971,171	2,971,171	2,971,171	2,971,171

Earnings (loss) per common share - basic	$0.08	$(0.16)	$(0.19)	$0.11

Effect of dilutive securities:

Weighted average number of shares outstanding	2,971,171	2,971,171	2,971,171	2,971,171
Effect of stock options	—	13,749	—	37,951

Diluted average shares outstanding	2,971,172	2,984,920	2,971,171	3,009,122

Earnings (loss) per common share - assuming dilution	$0.08	$(0.16)	$(0.19)	$0.11

Note 4 – Stock Options

Accounting standards require the Company to measure compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period that the awards are expected to vest.

Options totaling 5,000, 3,500 and 20,000 shares were granted in January, August and October of 2008, respectively. All options were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. These options vest over three years. No options have been granted in the first nine months of 2009. The stock based compensation expensed during the nine months ended September 30, 2009 was $123,610 and is included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses

Available-for-sale
U.S. Government agencies	$20,457,809	$212,762	$42,059	$20,628,512
Mortgage-backed securities	11,631,285	291,472	196	11,922,561
Corporate bonds	3,402,475	83,934	46,988	3,439,421
CMO securities	20,115,853	236,938	22,403	20,330,388
State and political subdivisions - taxable	4,075,023	259,417	—	4,334,440
State and political subdivisions - tax exempt	6,483,051	97,240	36,340	6,543,951

	$66,165,496	$1,181,763	$147,986	$67,199,273

	December 31, 2008
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses

Available-for-sale
U.S. Government agencies	$16,685,034	$437,483	$—	$17,122,517
Mortgage-backed securities	8,395,017	63,429	54,910	8,403,536
Corporate bonds	3,390,363	—	121,643	3,268,720
Tax-exempt municipal bonds	1,755,654	3,713	30,783	1,728,584

	$30,226,068	$504,625	$207,336	$30,523,357

	September 30, 2009
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses

Held-to-maturity
Tax-exempt municipal bonds	$1,453,095	$141,692	$—	$1,594,787

	$1,453,095	$141,692	$—	$1,594,787

	December 31, 2008
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses

Held-to-maturity
Tax-exempt municipal bonds	$1,453,541	$17,530	$—	$1,471,071

	$1,453,541	$17,530	$—	$1,471,071

The unrealized losses in the portfolio as of September 30, 2009 are considered temporary and are a result of the current interest rate environment and not increased credit risk. The Company has the ability and intent to hold debt securities in an unrealized loss position for the foreseeable future.

Note 6 – Loans

Major classifications of loans are as follows:

	September 30, 2009	December 31, 2008
	Amount	Amount

Commercial	$53,639,648	$51,138,208
Real estate - residential	134,067,713	122,551,828
Real estate - commercial	121,043,443	106,796,170
Real estate - construction	83,179,435	86,515,314
Consumer	4,099,982	5,584,100

Total loans	396,030,221	372,585,620

Less:
Allowance for loan losses	6,317,498	5,060,433
Net deferred costs (fees)	42,159	(85,169)

Loans, net	$389,754,882	$367,440,018

A summary of the transactions affecting the allowance for loan losses follows:

Activity in the allowance for loan losses for the nine month period ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008

Balance, beginning of year	$5,060,433	$2,489,066
Provision for loan losses	1,690,000	2,041,640
Recoveries	8,970	6,322
Charge-offs	(441,905)	(135,081)

Balance, September 30	$6,317,498	$4,401,947

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period	1.60%	0.93%

Note 7 – Fair Value Disclosures

Effective January 1, 2008, the Company adopted “Fair Value Measurements” (ASC 820) that clarifies the definition of fair value and describes methods available to appropriately measure fair value in accordance with generally accepted accounting principles. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

Accounting standards prioritize the hierarchy of fair value techniques used to measure fair value into three broad levels (Levels 1, 2 and 3). Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability and reflect the reporting entity’s own evaluation about the assumptions that market participants would use in pricing the asset or liability.

Accounting standards define fair value as the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date.

Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2009
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

Available-for-sale securities
U.S. Government agencies	$—	$20,628,512	$—	$20,628,512
Mortgage-backed securities	—	11,922,561	—	11,922,561
Corporate bonds	—	3,439,421	—	3,439,421
CMO securities	—	20,330,388	—	20,330,388
State and political subdivisions - taxable		4,334,440		4,334,440
State and political subdivisions - tax exempt		6,543,951		6,543,951

Total	$—	$67,199,273	$—	$67,199,273

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with the U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at September 30, 2009 are included in the table below.

	September 30, 2009
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

Assets:
Nonaccrual loans	$—	$3,936,313	$—	$3,936,313
Restructured loans		3,390,086
Other real estate owned	—	2,646,285	—	2,646,285

Total	$—	$9,972,684	$—	$6,582,598

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

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at September 30, 2009 and December 31, 2008 are current market rates for their respective terms and associated credit risk.

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

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at September 30, 2009 and December 31, 2008.

The estimated fair values of the Company’s financial instruments as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$34,292	$34,292	$13,354	$13,354
Investment securities	68,652	68,794	31,977	31,994
Loans receivable, net	389,755	386,747	367,440	363,485
Accrued interest	1,914	1,914	1,805	1,805

Financial liabilities
Deposits	$403,831	$410,954	$334,300	$342,862
FHLB advances	50,000	53,185	50,000	52,404
Subordinated debt	7,155	3,954	7,155	7,399
Repurchase agreements	945	945	2,153	2,153

Unrecognized financial instruments Standby letters of credit issued	$—	$—	$—	$—

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

Note 10 – Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855, Subsequent Events) “ASC 855”. ACS 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted ASC 855 in the second quarter of 2009. See Note 11 for additional information.

In June 2009, FASB issued SFAS No.168, FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (ASC 105, Generally Accepted Accounting Principles) “ASC 105”, which states that the FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The codification is effective for these third quarter financial statements and the principal impact is limited to disclosures as all future references to authoritative literature will be reference in accordance with the codification.

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10-65-4, Transition Related to FASB Staff Position FAS 157-4), provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of this FSP are effective for the Company’s interim period ending on June 30, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the Company’s statement of operations and balance sheet.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10-65-1, Transition Related to FSP FAS 107-1 and APB 28-1), requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of this FSP are effective for the Company’s interim period ending on June 30, 2009 and only amends the disclosure requirements about fair value of financial instruments in interim periods. The Company adopted this FSP during the second quarter of 2009. See Note 8 for additional information.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10-65-1, Transition Related to FSP FAS 115-2 and FAS 124-2), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of this FSP are effective for the Company’s interim period ending on June 30, 2009. The Company adopted this FSP effective April 1, 2009. The adoption of this FSP did not have a material impact on the Company’s statement of operations and balance sheet.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 11 – Subsequent Events

During the second quarter, First Capital Bancorp, Inc. announced plans to merge with Eastern Virginia Bankshares, Inc. located in Tappahannock, Virginia. This will be a strategic alliance which will match up their strong retail experience with our strong commercial business. The merger was expected to close in the fourth quarter of 2009.

On November 9, 2009, First Capital Bancorp, Inc. (“First Capital”) and Eastern Virginia Bankshares, Inc. (“Eastern Virginia”) mutually agreed to terminate the Agreement and Plan of Merger (the “Merger Agreement”) entered into by First Capital and Eastern Virginia on April 3, 2009. Under the terms of the Merger Agreement, First Capital was to be merged with and into Eastern Virginia (the “Merger”). After the effective time of the Merger, it was further contemplated that First Capital Bank, a wholly-owned subsidiary of First Capital, would merge with and into EVB, a wholly-owned subsidiary of Eastern Virginia. The parties agreed to terminate the Merger Agreement based on the current regulatory and economic environment.

No termination fees are due and payable by either party in connection with the termination, and each party will be responsible for its own costs and expenses associated with the Merger Agreement and the proposed transaction.

Subsequent events have been evaluated through November 16, 2009, which is the date the financial statements were available to be issued.

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

OVERVIEW

Net income for the third quarter of 2009 was $405 thousand, or $0.08 per diluted share compared to a net loss of $463 thousand, or $0.16 per diluted share, in the third quarter of 2008. For the first nine months of 2009, the net loss was $224 thousand, or $0.19 per diluted share compared to net income year to date in 2008 of $338 thousand, or $0.11 per diluted share. During the quarter, the Company experienced improved credit metrics, increased net interest margin, increased net interest income and continued to build its allowance for loan losses.

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

Financial Condition

Total assets at September 30, 2009 were $510.9 million, up $79.4 million, or 18.4%, from $431.6 million at year-end and up $91.3 million or 21.8% from September 30, 2008, when total assets were $419.6 million. This increase is the result of strong deposit growth, particularly in the first quarter of 2009 and the addition of $11 million from the issuance of preferred stock under the CPP program. Loan growth through September 30, 2009 was $22.3 million, or 6.1% compared to the 2008 year-end balance. Actual loan growth in the third quarter was $6.7 million compared to $10.1 million in the second quarter of 2009. For the quarter, total average assets were $506.8 million, an increase of 25.1% compared to $405.3 million in the third quarter of 2008. For the quarter ending September 30, 2009, average total loans, net of unearned income, were $389.8 million, an increase of $42.1 million, or 12.1%, compared to $347.7 million in the third quarter of 2008.

At September 30, 2009, the Company’s investment portfolio totaled $68.7 million, an increase of $38.1 million from $30.5 million at September 30, 2008 and an increase of $36.7 million from $32.0 million at year-end 2008. Interest rates during the first nine months of 2009 were low compared to the same period in the prior year. Most of the funds that are invested in the Company’s investment portfolio are part of management’s effort to balance interest rate risk and to provide liquidity. During the third quarter of 2009, management invested approximately $14.9 million in investments utilizing fed funds sold and interest bearing deposits to fund the purchases. This effort was intended to improve return and still provide liquidity to the Company.

Total deposits of $403.8 million at September 30, 2009 represent an increase of $69.5 million, or 20.8% from $334.3 million at year-end 2008 and an increase of $80.9 million, or 25.1%, from $322.9 million at September 30, 2008. The cost of deposits is projected to continue to decrease as large blocks of certificates of deposit reprice over the next six months. On an average basis, deposits increased $88.2 million from $274.9 million in the third quarter of 2008 to $363.2 million for the same period in 2009. The average increases in deposits were in interest-bearing deposits, primarily core money market ($77.9 million) and certificates of deposit ($12.4 million). Noninterest bearing demand accounts increased $5.1 million.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents a principal source of earnings for the Company. Changes in net interest income during 2009 to date are attributable primarily to the overall growth of the Company, offset by drastic actions of the Federal Reserve Bank’s Open Market Committee (“FOMC”). The FOMC has cut the federal funds targeted rate and the associated prime rate of interest by 400 basis points since January 1, 2008, resulting in a significant decline in the key rate that is tied to over 40% of the Company’s loan portfolio having a daily rate change. Although the vast majority of our time deposits are set to reprice in the next twelve months and will lower funding costs, this rapid reduction in rates put downward pressure on our net interest margin.

Net interest margin increased 20 basis points for the three months ended September 30, 2009 to 2.71% as compared to 2.51% for the second quarter of 2009, reflecting a decrease in average rate paid on interest-bearing deposits of 26 basis points from 3.32% for the second quarter of 2009 to 2.87% for the third quarter of 2009. This was offset by a 12 basis point decrease in the average yield on earning assets. The yield on loans, net of discount, remained unchanged at 5.92% for the second and third quarters of 2009. The average yield on investments decreased from 4.41% for the second quarter of 2009 to 4.34% for the third quarter of 2009 as investment purchases approximated $14.9 for the quarter.

Net interest margin is down 17 basis points for the three months ended September 30, 2009, as compared to the third quarter of 2008. The yield on earning assets decreased from 6.20% for the quarter ended September 30, 2008 to 5.26% for the quarter ended September 30, 2009. The cost of interest bearing liabilities decreased 90 basis points to 2.98% for the third quarter of 2009 as compared to 3.88% for the same period in 2008.

For the nine months ended September 30, 2009, net interest income was up $397 thousand from $8.4 million in 2008 to $8.8 million in 2009. The yield on earning assets was 5.36% for the nine months ended September 30, 2009 compared to 6.44% for the same period in 2008 and was down 5 basis points from the six months ended June 30, 2009. The cost of interest-bearing liabilities was 3.30% for the first nine months of 2009 compared to 4.05% for the same quarter in 2008 and was down 17 basis points from the six months ended June 30, 2009.

Total interest and fees on loans, the largest component of net interest income, increased 3.8%, or $217 thousand to $5.9 million during the third quarter of 2009 compared to $5.7 million for the same period in 2008 due to the rapid decrease in interest rates during 2008 and continued low rates in 2009.

Interest on investment securities increased 58.9% to $595 thousand for the third quarter of 2009 compared to $377 thousand for the same period of 2008 as average balances in investment securities increased to $58.0 million for the three months ended September 30, 2009 from $31.6 million for the comparable period in 2008. Interest on federal funds sold and interest bearing deposits decreased $26 thousand for the third quarter of 2009 to $20 thousand from $46 thousand for the same period in 2008 as the yields on federal funds decreased from 1.90% for the third quarter of 2008 to .22% for the third quarter of 2009.

Dividends on restricted equity securities decreased $24 thousand to $6 thousand for the three months ended September 30, 2009 as compared to $30 thousand in the third quarter of 2008, as a result of the reduction of the dividend on Federal Home Loan Bank of Atlanta stock during the quarter and year-to-date.

Interest expense on deposits decreased $65 thousand to $2.6 million, or 2.4% for the third quarter of 2009 compared to the comparable period of 2008. The increase in deposit expense is due to the increase in average outstanding deposits, arising from the overall growth of the Company, restructuring of the deposit mix and offset by a decrease in the overall rates paid on deposits. Interest expense on borrowings totaled $536 thousand for the third quarter of 2009 a decrease of $38 thousand, or 37.5%, over the same period of 2008. This reduction in borrowings expense is the result of decreases in the average cost of Trust Preferred securities, which are tied to the three month LIBOR, from an average of 4.50% for the third quarter of 2008 to an average of 2.30% for the third quarter of 2009.

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

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended September 30,
	2009			2008
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
	(Dollars in thousands)

Assets:
Securities:
Taxable	$50,951	$518	4.03%	$29,818	$358	4.78%
Tax exempt (1)	7,071	117	6.57%	1,759	25	5.60%

Total securities	58,022	635	4.34%	31,577	383	4.82%
Federal funds sold	5,093	3	0.23%	8,321	39	1.89%
Interest bearing deposits	31,376	17	0.21%	1,266	6	2.01%
FHLB & Federal Reserve Bank stock	4,069	6	0.62%	3,715	31	3.26%
Loans, net of unearned income (2)	393,672	5,870	5.92%	347,489	5,653	6.47%

Total earning assets	492,232	6,531	5.26%	392,368	6,112	6.20%

Allowance for loan losses	(6,079)			(3,289)
Cash and cash equivalents	6,130			7,753
OREO	2,572			—
Other nonearning assets	11,967			8,444

Total assets	$506,822			$405,276

Liabilities & Stockholders’ Equity:
Interest checking	$7,814	$7	0.38%	$9,801	$9	0.37%
Money market deposit accounts	113,097	506	1.77%	35,171	129	1.46%
Statement savings	737	1	0.47%	924	1	4.40%
Certificates of deposit	241,453	2,114	3.47%	229,014	2,554	4.44%

Total interest-bearing deposits	363,101	2,628	2.87%	274,910	2,693	3.90%

Federal funds purchased	—	—	0.00%	298	2	2.39%
Repurchase agreements	1,079	1	0.50%	2,891	11	1.46%
Subordinated debt	7,155	62	3.41%	7,155	90	5.01%
FHLB Advances	50,000	474	3.76%	50,000	473	3.77%

Total interest bearing liabilities	421,335	3,165	2.98%	335,254	3,269	3.88%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	37,772			32,627
Other noninterest-bearing liabilities	2,250			2,091
Shareholders’ equity	45,465			35,304

Total liabilities and shareholders’ equity	$506,822			$405,276

Net interest spread			2.28%			2.32%

Impact of noninterest-bearing sources			0.43%			0.56%

Net interest margin		$3,366	2.71%		$2,843	2.88%

Ratio of average interest earning assets to average interest-bearing liabilities			116.83%			117.04%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances

Average Balances, Income and Expenses, Yields and Rates

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
	(Dollars in thousands)

Assets:
Securities:
Taxable	$44,539	$1,413	4.24%	$29,509	$1,084	4.91%
Tax exempt (1)	5,780	285	6.59%	1,644	70	5.68%

Total securities	50,319	1,698	4.51%	31,153	1,154	4.95%
Federal funds sold	19,836	27	0.18%	11,336	197	2.32%
Interest bearing deposits	7,725	13	0.22%	580	6	1.47%
FHLB & Federal Reserve Bank stock	3,999	33	1.10%	3,626	136	5.00%
Loans, net of unearned income (2)	385,210	16,956	5.88%	327,074	16,527	6.75%

Total earning assets	467,089	18,714	5.36%	373,769	18,020	6.44%

Allowance for loan losses	(5,430)			(2,962)
Cash and cash equivalents	5,858			9,087
OREO	2,987			—
Other nonearning assets	11,219			7,207

Total assets	$481,723			$387,101

Liabilities & Stockholders’ Equity:
Interest checking	$7,897	$22	0.37%	$9,393	$37	0.52%
Money market deposit accounts	81,832	1,218	1.99%	40,008	562	1.88%
Statement savings	702	3	0.47%	734	3	0.63%
Certificates of deposit	250,937	6,999	3.73%	207,074	7,264	4.69%

Total interest-bearing deposits	341,368	8,242	3.23%	257,209	7,866	4.09%

Federal funds purchased	—	—	0.00%	1,222	34	3.74%
Repurchase agreements	1,499	5	0.43%	2,451	30	1.63%
Subordinated debt	7,155	209	3.90%	7,155	295	5.52%
FHLB Advances	50,000	1,405	3.76%	49,179	1,399	3.80%

Total interest bearing liabilities	400,022	9,861	3.30%	317,216	9,624	4.05%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	37,299			32,463
Other noninterest-bearing liabilities	2,209			2,164
Shareholders’ equity	42,193			35,258

Total liabilities and shareholders’ equity	$481,723			$387,101

Net interest spread			2.06%			2.39%

Impact of noninterest-bearing sources			0.48%			0.61%

Net interest margin		$8,853	2.54%		$8,396	3.00%

Ratio of average interest earning assets to average interest-bearing liabilities			116.77%			117.83%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances

Noninterest Income

Total noninterest income was $201 thousand for the third quarter of 2009, compared to $184 thousand for the same period of 2008. Fees on deposits increased 16.6% to $70 thousand for the first third of 2009 compared to $60 thousand for the same period in 2008. Other noninterest income increased $7 thousand or 5.7% to $130 thousand for the third quarter of 2009 from $124 thousand for the third quarter of 2008.

For the nine months ended September 30, 2009, noninterest income was $588 thousand compared to $555 thousand for the same period in 2008 an increase of 6.1%.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expenses for the third quarter of 2009 totaled $2.5 million, an increase of $244 thousand, or 10.6%, compared to $2.3 million for the same period in 2008. The increase is the result of a $200 thousand increase in FDIC premiums and the $56 thousand in merger related expenses taken in the third quarter of 2009. Merger expenses include legal, investment banking fees, marketing costs or other expenses related to the proposed transaction and are accumulated as a separate total in expenses. Salaries and employee benefits increased $122 thousand due to expansion of the Company and the addition of the Bon Air branch in 2008. Occupancy expense decreased $18 thousand as two leased branch locations were relocated to owned free standing branches. Marketing expense decreased $80 thousand as advertising was reduced in the third quarter of 2009 due to the economic conditions. Virginia franchise tax increased $17 thousand as the result of the additional equity capital infusion in First Capital Bank in the third quarter of 2008. Other expenses increased $11 thousand.

For the nine months ended September 30, 2009, total noninterest expense increased $1.6 million from $6.3 million in 2008 to $7.9 million in 2009. Again, $968 thousand of the increase is the result of a $691 thousand increase in FDIC premiums and $277 thousand in merger related expense. Salaries and employee benefits increased $372 thousand or 11.8 % due to the Bon Air branch in 2008 and the addition of key management in the fourth quarter of 2008. Professional services increased $105 thousand for the nine months ended September 30, 2009 as the result of the resolutions of several problem loans. Other expenses increased $200 thousand for the period due to OREO expenses of $82 thousand and a $38 thousand loss on a real estate purchase contract not consummated.

Income Taxes

The income tax expense for the quarter ended September 30, 2009 was $199 thousand compared to a benefit of $226 thousand in the same quarter of the prior year, a $424 thousand increase with the increase resulting from an increase in income before tax of $1.3 million from a loss of $689 thousand for the third quarter of 2008 to a pretax profit of $603 for the third quarter of 2009. Income tax expense for the nine months ended September 30, 2009 was a benefit of $24 thousand compared to a $214 thousand expense in the same period in 2008, a decrease of $239 thousand. The 2009 number resulted from nine month pretax loss of $248 thousand compared to a nine month pretax profit of $552 thousand for the third quarter of 2008.

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

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, loans past due 90 days and still accruing interest and foreclosed properties, were $9.9 million at September 30, 2009, $9.1 million at June 30,

2009, $8.2 million at March 31, 2009, $6.6 million at December 31, 2008 and $2.1 million at September 30, 2008. This increase is the result of a depressed economy and a weak real estate market, which has slowed sales of homes. Nonperforming assets are composed largely of loans secured by real estate and repossessed properties in our OREO portfolio. At the end of the third quarter, OREO was $2.6 million compared to $3.0 million at the end of June 2009. At September 30, 2009, we had 2 homes and nineteen developed lots in this portfolio.

Nonaccrual loans were $3.9 million at September 30, 2009, down from $4.4 million at December 31, 2008. The decrease reflects the transfer of nonaccrual loans to OREO.

At September 30, 2009 there were no loans past due 90 days and accruing interest, down from $146 thousand at June 30, 2009. There were no loans past due 90 days and accruing interest at December 31, 2008 or September 30, 2008.

Loan charge-offs, less recoveries, amounted to $107 thousand for the third quarter of 2009 compared to $130 thousand in the second quarter of 2009. In the third quarter of 2008 and for the first nine months of 2008, net charge-offs totaled $129 thousand. For the third quarter of 2009, the provision for loan losses was $380 thousand compared to $1.4 million in the comparable period of 2008. For the nine months ended September 30, 2009, the provision was $1.7 million compared to $2.0 million for the comparable period in the prior year. With the high level of real estate secured debt and the large increase in loan loss reserves taken, management is confident that we can successfully manage through the economic downturn. We anticipate continued provision expenses as the asset quality dictates the need.

Although the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $6.3 million and $4.4 million at September 30, 2009 and 2008, respectively. The ratio of the allowance for loan losses to total loans outstanding at September 30, 2009 and 2008 was 1.60% and 1.25%, respectively. Loans that were more than 30 days but less than 89 days past due totaled $377 thousand or .10% of loans outstanding at September 30, 2009, down from $3.2 million at June 30, 2009.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets

(Dollars in thousands)

	September 30, 2009	December 31, 2008	September 30, 2008

Nonaccrual loans	$3,936	$4,411	$2,064
Restructured loans	3,390	—	—
Loans past due 90 days and accruing interest	—	—	—

Total nonperforming loans	7,326	4,411	2,064
Other real estate owned	2,646	2,158	—

Total nonperforming assets	$9,972	$6,569	$2,064

Nonperforming assets to total loans and other real estate	2.51%	1.75%	1.25%
Allowance for loan losses to nonaccrual loans	160.48%	114.71%	213.28%
Allowance for loan losses to period end loans	1.60%	1.36%	1.25%

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

At September 30, 2009, cash and cash equivalents totaled $34.3 million. Investment securities available-for-sale and not pledged totaled $62.6 million, for a total of 19.0% of total assets, which management believe is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including unused unsecured federal funds facilities with two banks totaling $24.5 million and unused available term loans through the Federal Home Loan Bank totaling $20.0 million.

Total liquidity and other alternative sources of liquidity total $141.4 million at September 30, 2009 if fully utilized, which represents 27.7% of total assets.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At September 30, 2009, pre-approved but unused lines of credit for loans totaled approximately $75.9 million. In addition, we had approximately $9.1 million in financial and performance standby letters of credit at September 30, 2009. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualified as Tier 1 capital. First Capital Bank’s ratios exceed regulatory requirements. As of September 30, 2009, First Capital Bancorp, Inc. had a Tier 1 risk-based capital ratio of 12.52% and a Total risk-based capital ratio of 14.26%. At December 31, 2008 these ratios were 10.62% and 12.40%, respectively.

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

Item 1A. Risk Factors – Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3. Defaults Upon Senior Securities – Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a special stockholders meeting on Thursday, August 20, 2009 at 10:00 a.m. at the Comfort Suites, 4051 Innslake Drive, Glen Allen, Virginia.

There were 1,822,575 shares represented in person or by proxy at the meeting, which represented 61.3% of the outstanding shares. There was a quorum for all purposes.

The shareholders were asked to vote on a proposal to approve and adopt the Agreement and Plan of Merger dated as of April 3, 2009, by and among First Capital Bancorp, Inc. and Eastern Virginia Bankshares, Inc., and the transactions contemplated thereby. The merger agreement provides that First Capital Bancorp, Inc. will merge with and into Eastern Virginia Bankshares, Inc. upon the terms and subject to the conditions set forth in the merger agreement.

The votes cast for, withheld or abstain for the merger were as follows:

	FOR	AGAINST	ABSTAIN
Merger of First Capital Bancorp, Inc with and into Eastern Virginia Bankshares, Inc.	1,720,703	28,050	73,822

Item 5. Other Information – None to report

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and plan of merger, dated as of April 3, 2009, by and between First Capital Bancorp, Inc. and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K filed April 7, 2009)

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed November 13, 2006)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed May 22, 2007)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Warrant to Purchase Shares of Common Stock, dated April 3, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2009.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2009

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2009.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date: November 13, 2009	By:	/S/ JOHN M. PRESLEY
John M. Presley
Managing Director and Chief Executive Officer

	By:	/S/ ROBERT G. WATTS, JR.
Robert G. Watts, Jr.
President

	By:	/S/ WILLIAM W. RANSON
William W. Ranson
Senior Vice President
and Chief Financial Officer

Index of Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and plan of merger, dated as of April 3, 2009, by and between First Capital Bancorp, Inc. and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K filed April 7, 2009)

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed November 13, 2006)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed May 22, 2007)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Warrant to Purchase Shares of Common Stock, dated April 3, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2009.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2009

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2009.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2009.