Form 10-K
period 2009-12-31
FIRST CAPITAL BANCORP, INC.
filed 2010-03-31
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, $4.00 par value	NASDAQ Capital Market
(Title of Class)	(Name of each Exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒  Yes    ☐  No

Indicate by check mark whether registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed based on a sale price of $6.00 for the Bank’s common stock on March 23, 2010 is approximately $17,186,000.

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

Fiscal Year Ended December 31, 2009

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

We continued to experience growth in assets during 2009. As of December 31, 2009, we had assets of $530.4 million, a $98.8 million, or 22.9%, increase from December 31, 2008. The severe economic conditions in the real estate market in 2009 significantly affected our profitability as we made significant additions to our allowance for loan losses during the year. For 2009, our net income was $308 thousand compared to net income for 2008 of $170 thousand. Our earnings per diluted share for 2009 were a loss of $0.07 (after payment of TARP dividends and accretion of discount) compared to a profit of $0.06 for 2008. The continued deterioration of the real estate market, unemployment and the difficulties of the financial sector will continue to adversely affect our profitability.

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

Employees

As of March 22, 2010, we had a total of 78 full time equivalent employees. We consider relations with our employees to be excellent. Our employees are not represented by a collective bargaining unit.

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

In the normal course of business, we make various commitments and incur certain contingent liabilities that are disclosed but not reflected in our annual financial statements including commitments to extend credit. At December 31, 2009, commitments to extend credit totaled $75.2 million.

Construction Lending

We make local construction and land acquisition and development loans. Residential houses and commercial real estate under construction and the underlying land secure construction loans. At December 31, 2009, construction, land acquisition and land development loans outstanding were $81.1 million, or 20.1% of total loans. These loans are concentrated in our local markets. Lending activity in this area has been significantly curtailed in the last 18 months due to the overall economy. Because the interest rate charged on these loans usually floats with the market, these loans assist us in managing our interest rate risk. Construction lending entails significant additional risks, compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the value of the building under construction is only estimable when the loan funds are disbursed. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 80% of appraised value in addition to analyzing the creditworthiness of the borrowers. We also obtain a first lien on the property as security for construction loans and typically require personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than loans secured by real property but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. We have a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2009, commercial loans totaled $54.6 million, or 13.5% of the total loan portfolio.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in our market area including commercial buildings and offices, recreational facilities, small shopping centers, churches and hotels. At December 31, 2009, commercial real estate loans totaled $125.4 million, or 31.1% of our total loans. We may lend up to 80% of the secured property’s appraised value. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economic environment. Our commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we typically require personal guarantees or endorsements of the borrowers’ principal owners. In addition, we carefully evaluate the location of the security property.

Residential Real Estate Lending

Residential real estate loans at December 31, 2009, accounted for $138.0 million, or 34.1% of our total loan portfolio. Residential first mortgage loans represent $75.0 million or 54.3% of total residential real estate loans. Land loans represent $27.5 million or 20.0% of total residential real estate loans. Multifamily and home equity loans represent $9.2 million and $17.9 million, respectively, and junior liens account for $8.4 million of total residential real estate loans.

All residential mortgage loans originated by us contain a “due-on-sale” clause providing that we may declare the unpaid principal balance due and payable upon sale or transfer of the mortgaged premises. In connection with residential real estate loans, we require title insurance, hazard insurance and if appropriate, flood insurance. We do not require escrows for real estate taxes and insurance.

Consumer Lending

We offer various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, boat loans, deposit account loans, installment and demand loans and credit cards. At December 31, 2009, we had consumer loans of $4.5 million or 1.1% of total loans. Such loans are generally made to customers with whom we have a pre-existing relationship. We currently originate all of our consumer loans in our market area.

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

As of December 31, 2009, we and First Capital Bank both exceeded all capital requirements under all applicable regulations.

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

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements which are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act (“SOX”) was signed into law in 2002 and addresses accounting, corporate governance and disclosure issues. The impact of SOX is wide-ranging as it applies to all public companies and imposes significant requirements for public company governance and disclosure requirements. In general, SOX established new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by strengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection. The economic and operational effects of SOX on public companies, including the Company, have been and will continue to be significant in terms of the time, resources and costs associated with compliance with its requirements.

Legislation

Under current regulations, FDIC-insured depository institutions that are members of the FDIC pay insurance premiums at rates based on their assessment risk classification, which is determined, in part, based on the institution’s capital ratios and on factors that the FDIC deems relevant to determine the risk of loss to the FDIC. As part of the new assessments that began April 1, 2009, the FDIC introduced three new adjustments that may impact the assessment base. These adjustments are for 1) a potential decrease for long-term unsecured debt, 2) a potential increase for secured liabilities above a threshold amount and 3) for non-risk category 1 institutions, a potential increase for brokered deposits above a threshold amount. The base assessment rates for Risk Categories II — IV range from 17-78 basis points. A change in our risk category would negatively impact our assessment rates.

The amount an institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund and may be reviewed semi-annually. Additionally, all institutions insured by the FDIC Bank Insurance Fund are assessed fees to cover the debt of the Financing Corporation, the successor of the insolvent Federal Savings and Loan Insurance Corporation. The assessment rate is adjusted quarterly.

On May 22, 2009, the FDIC voted to levy a special assessment on insured institutions as part of the FDIC’s efforts to rebuild the reserve and help maintain public confidence in the banking system. The special assessment was 5 basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. On September 30, 2009, the Company paid a special assessment of $225 thousand.

On November 12, 2009, the FDIC voted to require insured institutions to prepay slightly over three years of estimated insurance assessments. The pre-payment allows the FDIC to strengthen the cash position of the DIF immediately without immediately impacting earnings of the industry. On December 31, 2009, the Company pre-paid estimated assessments of $3.4 million for the years 2010-2012. For risk-based capital purposes, the pre-payment was assigned a zero percent risk weighting.

On October 3, 2008, the FDIC’s deposit insurance temporarily increased from $100 thousand to $250 thousand per depositor. Checking, savings, certificates of deposit, money market accounts, and other interest-bearing deposit accounts, when combined, are now FDIC insured up to $250 thousand per depositor. Joint accounts may be insured up to $250 thousand per owner in addition to the $250 thousand of insurance available on those same owner’s individual accounts. On May 19, 2009, Congress extended the temporary $250 thousand coverage through December 31, 2013. On January 1, 2014, the standard coverage limit is scheduled to return to $100 thousand for all deposit categories except IRAs and certain retirement accounts mentioned above, which will continue to be insured up to $250 thousand per owner because that is permanent coverage set by Congress in 2006.

On October 14, 2008, the FDIC announced the enactment of the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. Pursuant to the program, the FDIC will guarantee certain senior unsecured debt issued by participating financial institutions issued on or after October 14, 2008 and before June 30, 2009; and provide full FDIC deposit insurance coverage for non-interest bearing transaction accounts at participating institutions through December 31, 2009 (Transaction Account Guarantee Program). All insured institutions were covered under the program until December 5, 2008, at no cost. After December 5, 2008, the cost for institutions electing to participate was a 10-basis-point surcharge applied to balances covered by the noninterest-bearing deposit transaction account guarantee and 75 basis points of the eligible senior unsecured debt guaranteed under the program. The Company elected to participate in the unlimited coverage for noninterest-bearing transaction accounts.

On June 3, 2009, the FDIC amended the TLGP to provide a limited extension of the debt guarantee program. Effective October 1, 2009, the FDIC also extended the full FDIC deposit insurance coverage for noninterest-bearing transaction accounts at participating institutions through June 30, 2010.

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

On April 3, 2009, the Company issued 10,958 shares of preferred stock to the U.S. Treasury in return for $10.958 million in cash in connection with the TARP Capital Purchase Program. The agreement requires us to pay a 5% dividend on the preferred stock for the first five years. The dividend increases to 9% for all periods after the first five years if we have not redeemed the preferred stock. In addition, we issued a warrant to the U.S. Treasury giving them the right to purchaser 250,947 shares of our common stock at $6.55 per share for up to 10 years.

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

Office Location	Date Opened

WestMark Office (1) 11001 West Broad Street Glen Allen, Virginia 23060	1998

Ashland Office 409 South Washington Highway Ashland, Virginia 23005	2000

Chesterfield Towne Center Office 1580 Koger Center Boulevard Richmond, Virginia 23235	2003

Staples Mill Road Office 1776 Staples Mill Road Richmond, Virginia 23230	2003

Bon Air Office 2810 Buford Road Richmond, Virginia 23235	2008

Three Chopt Office (2) 7100 Three Chopt Road Richmond, Virginia 23229	2006

James Center Office One James Center 901 East Cary Street Richmond, Virginia 23219	2007

(1)	Relocation of our Innsbrook leased office to an owned free standing site across the street in September 2008.
(2)	Relocated from 1504 Santa Rosa Road, Richmond, Virginia in February 2009 to an owned free standing site.

Our corporate office, which we opened in 2003, is located at 4222 Cox Road, Suite 200, Glen Allen, Virginia 23060.

All of our properties are in good operating condition and are adequate for our present and anticipated future needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Our management does not believe that such legal proceedings, individually or in the aggregate, are likely to have a material adverse effect on our results of operations or financial condition.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was approved for listing on the Nasdaq Capital Markets as of June 7, 2007 under the symbol “FCVA”. Trading under that symbol began June 14, 2007.

The following table shows high and low sale prices for our common stock, as reported to us, for the periods indicated.

	High	Low
2009

1st Quarter	$8.66	$4.50
2nd Quarter	8.71	5.70
3rd Quarter	8.61	6.55
4th Quarter	7.55	4.17

2008

1st Quarter	$14.25	$11.05
2nd Quarter	13.50	10.50
3rd Quarter	11.25	9.01
4th Quarter	10.50	5.75

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

There were 2,971,171 shares of the Company’s common stock outstanding at the close of business on December 31, 2009. As of March 22, 2010, there were approximately 656 shareholders of record of our common stock.

ITEM 6.	SELECTED FINANCIAL INFORMATION

The following consolidated summary sets forth our selected financial data for the periods and at the dates indicated. The selected financial data for fiscal years have been derived from our audited financial statements for each of the five years that ended December 31, 2009, 2008, 2007, 2006, and 2005. You also should read the detailed information and the financial statements for all of such periods included elsewhere in this Report on Form 10-K.

	At or for the Fiscal Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except ratios and per share amounts)
Income Statement Data:
Interest income	$25,401	$24,044	$20,356	$15,263	$10,533
Interest expense	12,810	12,996	10,563	7,691	4,134

Net interest income	12,591	11,048	9,793	7,572	6,399
Provision for loan losses	2,285	2,924	676	404	408

Net interest income after provision for loan losses	10,306	8,124	9,117	7,168	5,991
Noninterest income	747	744	809	465	272
Noninterest expense	10,628	8,560	7,259	5,261	4,293

Income before income taxes	425	308	2,667	2,372	1,970
Income tax expense (benefit)	117	138	925	801	664

Net income	$308	$170	$1,742	$1,571	$1,306

Effective dividend on preferred stock	$503	$0	$0	$0	$0

Net income (loss) available to common shareholders	$(195)	$170	$1,742	$1,571	$1,306

Per Share Data: (1)
Basic earnings per share	$(0.07)	$0.06	$0.72	$0.87	$0.73
Diluted earnings per share	$(0.07)	$0.06	$0.71	$0.83	$0.70
Book value per share	$12.14	$11.92	$11.73	$8.72	$7.78
Balance Sheet Data:
Assets	$530,396	$431,553	$351,867	$257,241	$209,529
Gross loans, net of unearned income	$403,720	$372,500	$296,723	$201,585	$156,062
Deposits	$422,134	$334,300	$255,108	$194,302	$162,388
Shareholders’ equity	$46,458	$35,420	$34,859	$15,659	$13,970
Average shares outstanding, basic	2,971	2,971	2,414	1,796	1,796
Average shares outstanding, diluted	2,971	2,984	2,469	1,889	1,860
Selected Performance Ratios
Return on average assets	0.06%	0.04%	0.61%	0.69%	0.72%
Return on average equity	0.71%	0.49%	6.80%	10.74%	9.69%
Efficiency ratio	79.68%	72.60%	68.47%	65.46%	64.35%
Net interest margin	2.69%	2.89%	3.54%	3.41%	3.68%
Equity to assets	8.76%	8.21%	9.91%	6.09%	6.67%
Tier 1 risk-based capital ratio	12.36%	10.62%	12.98%	10.39%	9.13%
Total risk-based capital ratio	14.09%	12.41%	14.44%	12.28%	11.36%
Leverage ratio	10.01%	9.62%	12.50%	8.80%	6.98%
Asset Quality Ratios:
Non-performing loans to period-end loans	2.57%	1.18%	0.02%	0.06%	0.00%
Non-performing assets to total assets	1.96%	1.52%	0.01%	0.05%	0.00%
Net loan charge-offs (recoveries) to average loans	0.19%	0.10%	0.01%	0.02%	0.02%
Allowance for loan losses to loans outstanding at end of period	1.64%	1.36%	0.84%	0.91%	0.94%

(1)	Amounts have been adjusted to reflect a three for two stock split effective December 20, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations and financial condition, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

Overview

The Company is a bank holding company which owns 100% of the stock of First Capital Bank (the “Bank”). We are headquartered in Glen Allen, Virginia and conduct our primary operations through our wholly owned subsidiary. Through its seven full service branch offices and courier service, the bank serves the greater Richmond metropolitan area which includes the counties of Henrico, Chesterfield and Hanover, the Town of Ashland and the City of Richmond, Virginia. We target small to medium-sized businesses and consumers in our market area and emerging suburbs outside of the greater Richmond metropolitan area. In addition, we strive to develop personal, knowledgeable relationships with our customers, while at the same time offering products comparable to statewide regional banks located in its market area. We believe that the marketing of customized banking services has enabled it to establish a niche in the financial services marketplace in the Richmond Metropolitan Area.

The difficult economic environment during 2009 negatively impacted our financial performance as we realized a net income of $308 thousand for the year ended December 31, 2009 compared to $170 thousand for the year ended December 31, 2008. Net loss available to common shareholders, which deducts from net income the dividends and discount accretion on preferred stock, was a loss of $195 thousand for the year ended December 31, 2009 compared to $170 thousand a year ago. Key factors affecting the full year 2009 results included significant higher FDIC premiums, $2.3 million provision to loans due to increasing charge-offs and transaction costs in connection with a planned merger which was subsequently terminated.

For the year ended December 31, 2009, assets grew $98.8 million to $530.4 million or 22.9% from $431.5 million at December 31, 2008. Total net loans at December 31, 2009 were $397.1 million, an increase of $29.7 million, or 8.1%, from the December 31, 2008 amount of $367.4 million. Deposits increased $87.8 million to $422.1 million, or 26.3% from the December 31, 2008 amount of $334.3 million.

Net interest margin decreased in 2009 from 2.89% for the year ended December 31, 2008 to 2.68% for the year ended December 31, 2009. The net interest margin was 3.54% for the same period in 2007. During 2009, the Federal Open Market Committee of the Federal Reserve (“FOMC”) maintained the target range for the Federal funds rate at 0% to 0.25% and reiterated its intent to hold the Federal funds rate exceptionally low for an extended period. The decline in the target Federal funds rate throughout the last two years had placed downward pressure on the Company’s earning asset yields and related net interest income. During the third and fourth quarters of 2009, however, repricing of money market accounts and certificates of deposit provided significant relief from this trend. The Company also expects net interest margin to be relatively stable over the next several quarters based on the current yield curve.

We remain well capitalized with capital ratios above the regulatory minimums. As we enter 2010 however, the financial sector remains in turmoil. Pressure continues on the net interest margin and asset quality continues to deteriorate.

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

First Capital Bank’s critical accounting policy relates to the evaluation of the allowance for loan losses which is based on management’s opinion of an amount that is adequate to absorb loss in the Bank’s existing portfolio. The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 Contingencies, which requires that losses be accrued when occurrence is probable and can be reasonably estimated, and (ii) ASC 310 Receivables, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to applicable GAAP. Management’s estimate of each homogenous pool component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the loan portfolio; the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

Applicable GAAP requires that the impairment of loans that have been separately identified for evaluation are measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. This statement also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on impaired loans.

Reserves for commercial loans are determined by applying estimated loss factors to the portfolio based on historical loss experience and management’s evaluation and “risk grading” of the commercial loan portfolio. Reserves are provided for noncommercial loan categories using historical loss factors applied to the total outstanding loan balance of each loan category. Additionally, environmental factors based on national and local economic conditions, as well as portfolio-specific attributes, are considered in estimating the allowance for loan losses.

While management uses the best information available to establish the allowance for loan and lease losses, future adjustments to the allowance may be necessary if future economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

Results of Operations

Net Income

Net income for the year ended December 31, 2009 increased to $308 thousand from $170 thousand for the year ended December 31, 2008. Returns on equity and assets for the year ended December 31, 2009 were 0.71% and 0.06%, respectively, compared to 0.49% and 0.04% for the year ended December 31, 2008. Loan growth resulted in an increase in interest income as interest on loans increased $764 thousand to $22.9 million from $22.1 million in 2008 after increasing $3.8 million in 2008 compared to 2007. Investments increased $46.6 million during 2009 resulting in an increase in interest on investments of

$847 thousand to $2.4 million as compared to $1.5 million in 2008. Total interest expense was $12.8 million for the year ended December 31, 2009, compared to $13.0 million for the year ended December 31, 2008.

For 2009, earnings per diluted share were a loss of $0.07 compared to income of $0.06 for 2008.

The following table reflects an analysis of our net interest income using the daily average balance of our assets and liabilities as of the periods indicated.

	Year Ended December 31,
	2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)

Assets:
Loans, net of unearned income (1)	$389,364	$22,925	5.89%	$337,168	$22,161	6.57%
Investment securities:
U.S. Agencies	18,172	807	4.44%	19,067	944	4.95%
Mortgage backed securities	11,520	409	3.55%	7,342	322	4.39%
CMO	13,898	478	3.44%	—	—	0.00%
Municipal securities (2)	6,741	437	6.48%	1,695	96	5.68%
Corporate bonds	3,398	194	5.71%	3,198	183	5.72%
Taxable municipal securities	3,310	184	5.57%	—	—	0.00%
Other investments	4,017	68	1.68%	3,648	156	4.28%

Total investment securities	61,056	2,577	4.22%	34,950	1,701	4.87%
Federal funds sold	24,425	48	0.20%	10,444	214	2.05%

Total earning assets	$474,845	$25,550	5.38%	$382,562	$24,076	6.29%

Cash and cash equivalents	5,992			10,954
Allowance for loan losses	(5,695)			(3,393)
Other assets	14,394			7,831

Total assets	$489,536			$397,954

Interest bearing liabilities:
Interest checking	$7,973	$30	0.37%	$9,213	$45	0.49%
Money market deposit accounts	93,177	1,742	1.87%	38,586	711	1.84%
Statement savings	699	3	0.47%	792	5	0.57%
Certificates of deposit	246,291	8,885	3.61%	219,480	9,910	4.52%

Total interest-bearing deposits	348,140	10,660	3.06%	268,071	10,671	3.98%

Fed funds purchased	—	—	0.00%	952	35	3.66%
Repurchase agreements	1,365	6	0.44%	2,482	32	1.31%
Subordinated debt	7,155	266	3.72%	7,155	386	5.38%
FHLB advances	50,000	1,879	3.76%	49,385	1,872	3.79%

Total interest-bearing liabilities	406,660	12,811	3.15%	328,045	12,996	3.96%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	37,583			32,672
Other liabilities	2,025			2,180

Total liabilities	39,608			34,852
Shareholders’ equity	43,268			35,057

Total liabilities and shareholders’ equity	$489,536			$397,954

Net interest income		$12,739			$11,080

Interest rate spread			2.23%			2.32%

Net interest margin			2.68%			2.89%

Ratio of average interest earning assets to average interest-bearing liabilities			116.77%			116.62%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivlent basis using a 34% tax rate.

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

Year ended December 31, 2009 compared to year ended December 31, 2008

Net interest income for the year ended December 31, 2009 increased 14.0% to $12.6 million from $11.0 million for the year ended December 31, 2008. Net interest income increased despite a 21 basis point decrease in the net interest margin from 2.89% for the year ended December 31, 2008 to 2.68% for the comparable period of 2009.

Average earning assets increased $92.3 million, or 24.1%, to $474.8 million for 2009 from $382.6 million for 2008. Average loans, net of unearned income increased $52.2 million, or 15.5% for 2009 to $389.4 million. Actual loan balances increased $33.2 million in 2009 compared to $78.3 million in 2008. The average rate earned on net loans, decreased 68 basis points to 5.89% from 6.57% for the year ended December 31, 2008. The decrease in the average rate earned on net loans was the result of the decrease of 400 basis points in the prime rate during 2008. The prime rate remained unchanged at 3.25% for the entire year of 2009. The average balance in our securities portfolio increased $26.1 million in 2009 to $61.1 million from $35.0 million in 2008. We used liquidity generated by deposits and TARP funds to mitigate interest rate risk and pick up spreads over the Federal funds rate. Other investments yield, which include FHLB Stock and Federal Reserve Stock, decreased 260 basis points as the FHLB eliminated the dividend on its stock in 2009. Due to continued low interest rates, the yield on the investment portfolio decreased from 4.87% for 2008 to 4.22% for 2009. Interest on Federal funds sold decreased from $214 thousand for 2008 to $48 thousand for 2009 as the average balance sold increased from $10.4 million in 2008 to $24.4 million in 2009. During most of 2009 the FOMC was pricing Federal funds between 0% and 0.25%. As a result of these changes, the yield on earning assets decreased 91 basis points to 5.38% for 2009 from 6.29% for 2008.

Average deposits increased $80.1 million or 29.9% to $348.1 million for 2009 from $268.1 million for 2008. Interest expense on deposits decreased $11 thousand for 2009 compared to 2008. The average cost of interest-bearing deposits decreased 92 basis points from 3.98% for 2008 to 3.06% for 2009. The decrease in cost of interest-bearing deposits is the result of declining interest rates and change in the mix of deposits. We made a concerted effort to reduce the dependency for funding away from certificates of deposit to other products which more closely matched our assets repricing. As of December 31, 2009, certificates of deposit comprise 57.1% of our deposit base as compared to 75.4% at December 31, 2009. The cost of certificates of deposit decreased 91 basis points from 4.52% for 2008 to 3.61% for 2009. Money market accounts increased on average $54.6 million for 2009 compared to 2008 as the cost increased from 1.84% to 1.87% for 2009. We expect deposit costs continue to decrease in early 2010 as certificates of deposit reprice and the rate on money market accounts decreased.

Other borrowed money decreased 20 basis points from 3.88% to 3.68% for 2009 primarily due to the $5.3 million in Trust Preferred Capital Notes which are 1.70% over the three month LIBOR. At December 31, 2009, the rate on the Trust Preferred Capital Notes was down 175 basis points to 1.95% from 3.70% at December 31, 2008.

Year ended December 31, 2008 compared to year ended December 31, 2007

Net interest income for the year ended December 31, 2008 increased 12.8 % to $11.0 million from $9.8 million for the year ended December 31, 2007. Net interest income increased despite a 65 basis point decrease in the net interest margin from 3.54% for the year ended December 31, 2007 to 2.89% for the comparable period of 2008.

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

Total interest expense on deposits increased $2.4 million to $13.0 million for the year ended December 31, 2008 from $10.6 million for the same period of 2007. The average balance of interest-bearing deposits increased $81.5 million as the cost of deposits decreased 68 basis points. Average balance of certificates of deposit increased $87.6 million as the cost of certificates decreased 63 basis points to 4.52% for the year ended December 31, 2008. The FOMC cut the federal funds targeted rate and the associated prime rate on interest 400 basis points in 2008. A total of 175 basis points occurred in the fourth quarter of 2008 with a 75 basis point decreased occurring December 16, 2008. Although the vast majority of our time deposits are set to reprice in the next six to twelve months and will lower funding costs, this rapid reduction in rates put pressure on our net interest margin. The average money market deposit accounts decreased $6.1 million during 2008 to $38.6 million as the average rate decreased 218 basis points to 1.84% from 4.02% for the year 2007. The popularity of the Capital Reserve Account with a variable rate tied to fed funds, resulted in the decrease in deposits and interest rates decreased and customers looked to more attractive rates. Targeted fed funds rates decreased from an average of 5.24% in 2007 to 2.05% for 2008 as the FOMC cut rates in 2008. The percentage of certificates of deposits to total deposits increased during 2008 to 75.4% at December 31, 2008 from 62.3% at December 31, 2007.

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

	2009 vs. 2008 Increase (Decrease) Due to Changes in:			2008 vs. 2007 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Earning Assets:
Loans, net of unearned income	$3,431	($2,659)	$772	$8,117	($4,328)	$3,789
Investment securities:	453	422	874	(59)	0	(59)
Federal funds sold	281	(452)	(172)	281	(333)	(52)

Total earning assets	4,165	(2,689)	1,474	8,339	(4,661)	3,678

Interest-Bearing Liabilities:
Interest checking	(5)	(10)	(15)	2	(52)	(50)
Money market deposit accounts	1,006	25	1,031	(246)	(841)	(1,087)
Statement savings	(1)	(1)	(2)	(1)	(8)	(9)
Certilficates of deposit	1,211	(2,236)	(1,025)	4,503	(1,375)	3,128
Fed funds purchased	(35)	—	(35)	(33)	(11)	(44)
Repurchase agreements	(15)	(11)	(26)	23	(72)	(49)
Subordinated debt	—	(120)	(120)	—	(115)	(115)
FHLB advances	23	(16)	7	900	(241)	659

Total interest-bearing liabilities	2,184	(2,369)	(185)	5,148	(2,715)	2,433

Change in net interest income	$1,981	($320)	$1,659	$3,191	($1,946)	$1,245

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses for the year ended December 31, 2009 was $2.3 million compared to $2.9 million for the year ended December 31, 2008. Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. We are committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in our loan portfolio. This commitment is more fully discussed in the “Asset Quality” section below.

Non-Interest Income

Year ended December 31, 2009 compared to year ended December 31, 2008

Non-interest income has been and will continue to be an important factor for increasing profitability. Management continues to consider areas where non-interest income can be increased.

Non-interest income increased $3 thousand to $747 thousand for the year ended December 31, 2009 compared to $744 thousand for the same period in 2008.

Fees on deposits increased $9 thousand to $257 thousand for the 2009 year compared to $248 for the 2008 year. Other non-interest income decreased $6 thousand for the year 2009 compared to 2008. Components of the decrease are: document prep fees of $19 thousand as a result of decreased loan volume and decrease in gains and fees on sale of mortgages of $28 thousand due to decreases in mortgage loan originated. These reductions were offset by a $31 thousand increase in investment services offered to our customers and $22 thousand increase in fees on letters of credit.

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

Non-Interest Expense

Year ended December 31, 2009 compared to year ended December 31, 2008

Total noninterest expense increased 24.2% or $2.1 million to $10.6 million for 2009 as compared to $8.6 million for the year 2008. Noninterest expense was 2.2% of average assets for the year ended December 31, 2009.

Salaries and employee benefits increased 11.8% to $4.8 million for the year 2009 as compared to $4.3 million for 2008. A full year’s salary related to the staffing for the opening of the Bon Air Branch in 2008, the hiring of the Managing Director and CEO of the Company in late 2008, and hiring a senior loan officer and a loan analyst in 2009 contributed to the increase.

Merger costs totaled $285 thousand for the year ended December 31, 2009. These costs were legal, accounting and investment advisors cost associated with a transaction that was subsequently terminated.

Occupancy costs decreased $53 thousand as the result of relocating the rented Innsbrook office to an owned location in WestMark, saving $123 thousand in rent. This was offset by a $47 thousand increase in renting the James Center office and the Bon Air office for all of 2009 as compared to a partial year in 2008.

Professional fees increased 43.6% to $386 thousand for the year 2009 from $269 thousand in 2008. This was primarily the result of increasing legal fees associated with a higher volume of customer work out agreements, foreclosures and settlements in 2009.

Advertising and marketing costs decreased $153 thousand or 61.2% to $97 thousand in 2009 from $250 thousand in 2008. The branding campaign started in 2008 was suspended due to poor economic conditions.

FDIC assessments increased considerably during 2009 to $1.1 million compared to $215 thousand in 2009 due to increases in the fee assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009.

Virginia capital stock tax increased $144 thousand, or 37.8%, to $525 thousand during 2009 from $381 thousand for 2008. Infusion of an additional $8.8 million of capital in the subsidiary bank in 2009 resulted in the increase in the capital stock tax. The Company received $10.9 million from the U.S. Treasury Department under the TARP Capital Purchase Program, of which $8.8 million was infused in the subsidiary Bank.

Depreciation expense increased $43 thousand or 11.4% to $419 thousand in 2009 from $376 thousand in 2008. The primary cause of this increase is the construction of the free standing branch in WestMark in 2008 and relocation of the Forest Office Park Branch to an owned, free standing location at 7100 Three Chopt Road.

Other expenses increased 21.4% or $271 thousand to $1.5 million in 2009 from $1.3 million in 2008. OREO expenses totaled $115 thousand in 2009 as compared to $0 in 2008 and an additional $84 thousand in losses on the disposition of OREO during 2009.

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

Virginia capital stock tax increased $85 thousand to $381 thousand during 2008 from $296 thousand for 2007. Infusion of an additional $6.8 million of capital in the subsidiary bank in 2008 resulted in the increase in the capital stock tax.

Other expenses increased $254 thousand due to expansion of the Bank.

Income Taxes

Our reported income tax expense was $117 thousand for 2009 and $138 thousand for 2008. Note 10 of our consolidated financial statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and our actual income tax expense. Also included in Note 11 to the consolidated financial statements is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 2009 and 2008.

Financial Condition

Assets

Total assets increased to $530.4 million at December 31, 2009, compared to $431.6 million at December 31, 2008 representing an increase of $98.8 million or 22.9%. Average assets increased 23.0% from $398.0 million for the year ended December 31, 2008 to $489.5 million for the year ended December 31, 2009. Average stockholders’ equity increased 23.4% to $43.2 million for the year ended December 31, 2009 as compared to $35.1 million for the same period in 2008.

Loans

Our loan portfolio is the largest component of our earning assets. Total loans, which exclude the allowance for loan losses and deferred loan fees and costs, at December 31, 2009, were $403.7 million, an increase of $31.1 million from $372.6 million at December 31, 2008. Residential real estate increased 12.6% to $137.9 million and represented 34.2% of the portfolio at December 31, 2009. Commercial real estate increased $18.6 million or 17.5% to $125.4 million and represented 31.1% of the portfolio. Real estate construction decreased 6.3% or $5.4 million and represented 20.1% of the portfolio, down from 23.2% in 2008. Concerted effort continued to be made to lessen our percentage of real estate construction as a percentage of the total portfolio. The allowance for loan losses was $6.6 million or 1.64% of total loans outstanding at December 31, 2009 up from 1.36% at December 31, 2008.

Major classifications of loans are as follows:

	2009	2008	2007	2006	2005
		(Dollars in thousands)
Commercial	$54,590	$51,138	$44,367	$22,619	$15,312
Real estate - residential	137,981	122,552	83,035	62,166	57,708
Real estate - commercial	125,445	106,796	86,301	63,062	49,775
Real estate - construction	81,106	86,515	79,096	51,450	31,442
Consumer	4,542	5,584	4,106	2,387	1,799

Total loans	403,664	372,585	296,905	201,684	156,036

Less:
Allowance for loan losses	6,600	5,060	2,489	1,834	1,460
Net deferred fees (costs)	(56)	85	182	99	(26)

Loans, net	$397,120	$367,440	$294,234	$199,751	$154,602

Our average net loan portfolio totaled 82.0% of average earning assets in 2009, up from 81.5% in 2008. Because of the nature of our market, loan collateral is predominantly real estate. At December 31, 2009, we had no concentration of loans in any one industry exceeding 10%.

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

Asset Quality

Total non-performing assets, consisting of nonaccrual loans and other real estate owned, increased $426 thousand to $7.0 million at December 31, 2009. The ratio of nonperforming assets to total loans was 0.89% compared to 1.18% at year end 2008. Non-performing assets to total assets decreased from 1.52% for 2008 to 1.32% for 2009. Non-performing assets consists of nonaccrual loans totaling $3.6 million and OREO of $3.4 million which are represented by twenty-three building lots, one house under construction and one rental home.

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

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-performing loans	$3,607	$4,411	$50	$120	$2
Non-performing assets	$3,388	$2,158
Accruing loans greater than 90 days past due	—	—	—	—	—
Non-performing loans to period end loans	0.89%	1.18%	0.02%	0.06%	0.00%
Non-performing assets to total assets	1.32%	1.52%	0.02%	0.06%	0.00%

Allowance for Loan Losses

For a discussion of our accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$5,060	$2,489	$1,834	$1,460	$1,084
Loans charge-offs
Commercial	340	24	20	21	31
Real estate - residential	8	58	—	—	—
Real estate - commercial	—	—	—	—	—
Real estate - construction	402	273	—	10	—
Consumer	5	4	4	—	1

Total loans charged off	$755	$359	$24	$31	$32

Recoveries
Commercial	2	5	—	1	—
Real estate - residential	7	—	—	—	—
Real estate - commercial	—	—	—	—	—
Real estate - construction	1	—	—	—	—
Consumer	—	1	3	—	—

Total recoveries	$10	$6	$3	$1	$0

Net charge-offs	745	353	21	30	32
Additions charge to operations	2,285	2,924	676	404	408

Balance, end of year	$6,600	$5,060	$2,489	$1,834	$1,460

Ratio of allowance for loan losses to loansoutstanding at end of period	1.64%	1.36%	0.84%	0.91%	0.94%

Ratio of new charge-offs (recoveries) to average loans outstanding during the period	0.19%	0.10%	0.01%	0.02%	0.02%

The allowance for loan losses at December 31, 2009 was $6.6 million compared to $5.1 million at December 31, 2008. The allowance for loan losses was 1.64% of total loans outstanding at December 31, 2009 compared to 1.36% at December 31, 2008. The provision for loan losses was $2.3 million for 2009 compared to $2.9 million for 2008. Net charge-offs were $745 thousand for the year ended December 31, 2009 compared to $353 thousand for the year ended December 31, 2008. The portfolio continues to show stress as the economic environment and the real estate market continue to deteriorate and additional provision for loan losses may be required if the downward trend in conditions persists. We have no exposure to sub-prime loans in the portfolio.

The following table shows the balance and percentage of our allowance for loan losses allocated to each major category of loan:

	Commercial & Industrial		Real Estate Mortgage		Real Estate Construction		Consumer		Total
	Allowance for Loan Loss	Percent of Loan in Category to Total Loans	Allowance for Loan Loss	Percent of Loan in Category to Total Loans	Allowance for Loan Loss	Percent of Loan in Category to Total Loans	Allowance for Loan Loss	Percent of Loan in Category to Total Loans	Allowance for Loan Loss
	(Dollars in thousands)
2009	$365	13.52%	$3,488	65.26%	$2,738	20.09%	$9	1.13%	$6,600
2008	1,075	13.73%	3,026	61.56%	942	23.22%	17	1.50%	5,060
2007	960	14.94%	937	57.03%	591	26.64%	1	1.38%	2,489
2006	762	11.22%	633	62.09%	437	25.51%	2	1.18%	1,834
2005	556	9.82%	627	68.88%	275	20.15%	2	1.15%	1,460

Securities

We have designated most securities in the investment portfolio as “available for sale” as further defined in Note 3 to our consolidated financial statements. In 2008, we designated certain security purchases as “held-to-maturity” as defined in Note 3 to our consolidated financial statements. Available for sale securities are required to be carried on the financial statements at fair value. The unrealized gains or losses, net of deferred income taxes, are reflected in stockholders’ equity. Held-to-maturity securities are carried on our books at amortized cost.

The market value of the available for sale securities at December 31, 2009 and 2008 was $77.1 million and $30.5 million, respectively. The net unrealized gain after tax on the available for sale securities was $370 thousand at December 31, 2009 as compared to $297 thousand December 31, 2008.

The carrying values of securities available for sale at the dates indicated were as follows:

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Available for Sale

U.S. Government securities	$23,467	$17,122	$21,501
Mortgage-backed and CMO securities	12,062	6,377	8,418
CMO securities	22,940	2,027	—
State and political subdivision obligations - tax exempt	9,364	1,729	1,010
State and political subdivision obligations - taxable	5,797	—	—
Corporate bonds	3,488	3,269	1,895

	$77,118	$30,524	$32,824

Held to Maturity

State and political subdivision obligations - tax exempt	$1,453	$1,471	—

	$1,453	$1,471	$0

Restricted equity securities consist primarily of Federal Reserve Bank stock, Federal Home Loan Bank of Atlanta stock and Community Bankers Bank Stock.

Deposits

The following table is a summary of average deposits and average rates paid on those deposits for the periods presented:

	2009		2008		2007
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Noninterest-bearing deposits
Demand deposits	$37,583	0.00%	$32,672	0.00%	$32,119	0.00%
Interest-bearing deposits
Interest checking	7,973	0.37%	9,213	0.49%	9,063	1.06%
Savings	699	0.47%	792	0.57%	883	1.53%
Money market accounts	93,177	1.87%	38,586	1.84%	44,698	4.02%
Certificates of deposit	246,291	3.61%	219,480	4.52%	131,912	5.12%

	$385,723		$300,743		$218,675

As of December 31, 2009, deposits were $422.1 million, an $87.8 million increase over December 31, 2008 deposits of $334.3 million. Average deposits increased 29.9% or $80.1 million compared to average deposits for the year ended December 31, 2008. Average money market accounts increased 141.5% or $54.6 million to $93.2 million from $38.6 million for the comparable period in 2008. Average certificates of deposit grew $26.8 million for the year to $246.3 million. Included in the certificates of deposit are $34.8 million (8.2% of total deposits) in brokered deposits at an average cost of 2.09%. We used brokered deposits to extend the maturity of our certificates of deposit to assist in our interest rate risk management.

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

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2009:

	Maturities of Certificates of Deposit of $100,000 and Greater
	Within Three Months	Three to Twelve Months	Over One Year	Total	Percent of Total Deposits
	(Dollars in thousands)

At December 31, 2009	$24,410	$26,242	$82,306	$132,958	31.5%

Borrowings

At December 31, 2009 and 2008, our borrowings and the related weighted average interest rate were as follows:

	2009		2008		2007
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
Federal funds purchased	$0	0.00%	$952	3.66%	$9,261	1.88%
Repurchase agreements	1,365	0.44%	2,482	1.31%	2,103	3.11%
Federal Home Loan Bank advances	50,000	3.76%	49,385	3.79%	40,000	4.01%
Subordinated debt	7,155	3.72%	7,155	5.38%	7,155	6.59%

	$58,520		$59,974		$58,519

We have various lines of credit available from certain of our correspondent banks in the aggregate amount of $29.5 million. These lines of credit, which bear interest at prevailing market rates, permit us to borrow funds in the overnight market, and are renewable annually. Advances from the FHLB constitute convertible advances with contractual maturities of five to ten years. All convertible advances have a call option remaining of various terms.

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

	December 31, 2009
	1 to 90 Days	90 Days to 1 Year	Total 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)

Earning Assets:
Total Loans	$116,839	$66,053	$182,892	$69,663	$97,695	$53,197	$403,447
Investment securities	1,950	638	2,588	18,837	4,102	52,978	79,208
Interest bearing deposits and fed funds	23,747	—	23,747	—	—	—	23,747

Total rate sensitive assets	$142,536	$66,691	$209,227	$88,500	$101,797	$106,175	$506,402

Cumulative totals	142,536	209,227	209,227	297,727	399,524	505,699

Interest-Bearing Liabilities:
Interest checking	$8,774	$—	$8,774	$—	$—	$—	$8,774
Money market accounts	134,162	—	134,162	—	—	—	134,162
Savings deposits	613	—	613	—	—	—	613
Certificates of deposit:
Less than $100	24,034	40,670	64,704	31,213	12,155	—	108,072
Greater than $100	24,410	26,242	50,652	52,580	29,726		132,958

Total	$48,444	$66,912	$115,356	$83,793	$41,881	$0	$241,030

Federal funds purchased	—	—	—	—	—	—	—
FHLB borrowing	5,000	5,000	10,000	15,000	10,000	15,000	50,000
Sub Debt				2,000			2,000
Trust preferred	5,155	—	5,155		—	—	5,155
Other liabilities	1,168	—	1,168	—	—	—	1,168

Total rate sensitive liabilities	$203,316	$71,912	$275,228	$100,793	$51,881	$15,000	$440,902

Cumulative totals	$203,316	$275,228	$275,228	$376,021	$427,902	$442,902

Interest sensitivity gap	$(60,780)	$(5,221)	$(66,001)	$(12,293)	$49,916	$91,175

Cumulative interest sensitivity gap	$(60,780)	$(66,001)	$(66,001)	$(78,294)	$(28,378)	$62,797

Cumulative interest sensitive gap as a percentage of earning assets	-12.0%	-13.0%	-13.0%	-15.5%	-5.6%	12.4%

Ratio of cumulative rate sensitive assets to cummulative rate sensitive liabilities	70.1%	76.0%	76.0%	79.2%	93.4%	114.2%

Capital Resources and Dividends

We have an ongoing strategic objective of maintaining a capital base that supports the pursuit of profitable business opportunities, provides resources to absorb risk inherent in our activities and meets or exceeds all regulatory requirements.

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks. The regulatory capital standards categorize assets and off-balance sheet items into four categories that weight balance sheet assets according to risk, requiring more capital for holding higher risk assets. At December 31, 2009 and 2008, our Tier 1 leverage ratio (Tier 1 capital to average total assets) was 10.01% and 9.62% respectively with the minimum regulatory ratio to be well capitalized at 5.00%. Tier 1 risk based capital ratios at December 31, 2009 and 2008 were 12.36% and 10.62% respectively with the minimum regulatory ratio to be well capitalized at 6.00%. Total risk based capital to risk weighted assets at December 31, 2009 and 2008 were 14.09% and 12.41% respectively with the minimum regulatory ratio to be well capitalized at 10.00%. Our capital structure exceeds regulatory guidelines established for well capitalized institutions, which affords us the opportunity to take advantage of business opportunities while ensuring that we have the resources to protect against risk inherent in our business.

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Tier 1 capital:
Common stock	$11,885	$11,885	$11,885
Retained earnings	23,275	23,339	23,011

Total equity	35,160	35,224	34,896
Trust preferred stock	10,394	—	—
Warrants	661	—	—
Trust preferred debt	5,155	5,155	5,155

Total Tier 1 capital	51,370	40,379	40,051

Tier 2 capital:
Allowance for loan losses	5,192	4,797	2,489
Subordinated debt	2,000	2,000	2,000

Total Tier 2 capital	7,192	6,797	4,489

Total risk-based capital	$58,562	$47,176	$44,540

Risk-weighted assets	$415,747	$380,070	$308,511

Capital ratios:
Tier 1 leverage ratio	10.01%	9.62%	12.50%
Tier 1 risk based capital	12.36	10.62	12.98
Total risk based capital	14.09	12.41	14.44
Tangible equity to assets	6.80	8.16	9.92

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

We also maintain additional sources of liquidity through a variety of borrowing arrangements. The Bank maintains federal funds lines with a large regional money-center banking institution and a local community bankers bank. These available lines currently total approximately $29.5 million, of which there were no outstanding draws at December 31, 2009.

We have a credit line at the Federal Home Loan Bank of Atlanta in the amount of approximately $61.5 million which may be utilized for short and/or long-term borrowing. Advances from the Federal Home Loan Bank totaled $50.0 million at December 31, 2009.

At December 31, 2009, cash, federal funds sold, short-term investments, securities available for pledge or sale and available lines were 34.6% of total deposits.

ITEM 8.	FINANCIAL STATEMENTS

The following 2009 Financial Statements of First Capital Bancorp, Inc. are included after the signature pages to this Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last fiscal year.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of the design and effectiveness of its internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Audit Committee Financial Expert. The applicable information contained in the section captioned “Proposal No. 1 – Election of Directors – Audit Committee” in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 2010 (the “Proxy Statement”) is incorporated herein by reference.

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

The information contained in the sections captioned “2009 Audit Committee Report” and “Proposal No. 3 – Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS.

The following exhibits are filed as part of this Form 10-K

No.	Description

2.1	Agreement and Plan of Reorganization dated as of September 5, 2006, by and between First Capital Bancorp, Inc. and First Capital Bank (incorporated by reference to Exhibit 2.1 of Form 8-K 12 g-3 filed on September 12, 2006).

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed on November 13, 2006).

3.2	Amended and Restated bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 22, 2007).

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 6, 2009).

4.1	Specimen Common Stock Certificate of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Form SB-2 filed on March 16, 2007.

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009).

4.3	Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 of Form 8-K filed on April 6, 2009).

10.1	2000 Stock Option Plan (formerly First Capital Bank 2000 Stock Option Plan) (incorporated by reference to Exhibit 10.1 to Amendment No.1 to Form SB-2 filed on April 26, 2007). *

10.2	Amended and Restated Employment Agreement dated December 31, 2008, between First Capital Bank and Robert G. Watts, Jr. (incorporated by reference to Exhibit 10.2 of Form 10-K filed on March 31, 2009).*

10.3	Amended and Restated Change in Control Agreement dated September 15, 2006, between First Capital Bank and William W. Ranson (incorporated by reference to Exhibit 10.3 of Amendment No.1 to Form SB-2 filed on April 26, 2007).*

10.4	Employment Agreement dated December 31, 2008, between First Capital Bancorp. Inc. and John M. Presley (incorporated by reference to Exhibit 10.4 of Form 10-K filed on March 31, 2009).*

10.5	Change in Control Agreement dated April 14, 2009, between First Capital Bank and K. Bradley Hildebrandt (incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 16, 2009).*

10.6	Form of Change in Control Agreement dated April 1, 2009, between First Capital Bank and each of William D. Bein, Katherine K. Wagner, Richard McNeil, Ralph Ward, Jr., James E. Sedlar and Barry P. Almond (incorporated by reference to Exhibit 10.6 of Form 10-Q filed on August 14, 2009). *

10.7	Letter Agreement, dated as of April 3, 2009, by and between First Capital Bancorp, Inc., and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 in Form 8-K filed on April 6, 2009).

10.8	Side Letter Agreement dated April 3, 2009, by and between First Capital Bancorp, Inc. and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 6, 2009).

10.9	Form of Waiver (incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 6, 2009).

10.10	Form of Waiver (incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 6, 2009).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Form SB-2 filed on March 16, 2007).

24	Power of Attorney (included on signature page).

31.1	Certification of John M. Presley, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2010.

31.2	Certification of William W. Ranson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2010.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

99.3	Certification of John M. Presley Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.4	Certification of William W. Ranson Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

*	Management contract or compensation plan or arrangement.

Exhibits to Form 10-K; Financial Information

A copy of any of the exhibits to this Report on Form 10-K and copies of any published annual or quarterly reports will be furnished without charge to the stockholders as of the record date, upon written request to William W. Ranson, Senior Vice President & Chief Financial Officer, 4222 Cox Road, Suite 200, Glen Allen, Virginia 23060.

Annual Stockholders’ Meeting

The Annual Meeting of stockholders will be held at 4:30 p.m. on Wednesday, May 19, 2010 at Hilton Richmond Hotel & SPA/Short Pump, 12042 West Broad Street, Richmond, Virginia.

SIGNATURE

The undersigned hereby appoint John M. Presley and William W. Ranson and each of them, as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all exhibits and amendments to this 10-K, and any and all instruments and other documents to be filed with the Securities and Exchange Commission pertaining to this 10-K, with full power and authority to do and perform any and all acts and things whatsoever requisite or desirable.

FIRST CAPITAL BANCORP, INC.

Date: March 31, 2010	By:	/s/ John M. Presley
John M. Presley
Managing Director and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Date: March 31, 2010		/s/ John M. Presley
John M. Presley
Managing Director and Chief Executive Officer and Director

Date: March 31, 2010		/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President and Director

Date: March 31, 2010		/s/ William W. Ranson
William W. Ranson
Senior Vice President and CFO
(Principal Accounting and Financial Officer)

Date: March 31, 2010		/s/ P. C. Amin
P. C. Amin, Director

Date: March 31, 2010		/s/ Gerald Blake
Gerald Blake, Director

Date: March 31, 2008	/s/ Grant S. Grayson
Grant S. Grayson, Director

Date: March 31, 2010	/s/ Yancey S. Jones
Yancey S. Jones, Director

Date: March 31, 2008	/s/ Jay M. Weinberg
Jay M. Weinberg, Director

Date: March 31, 2010	/s/ Joseph C. Stiles, Jr.
Joseph C. Stiles, Jr., Director

Date: March 31, 2010	/s/ Richard W. Wright
Richard W. Wright, Director

Date: March 31, 2010	/s/ Gerald H. Yospin
Gerald H. Yospin, Director

Date: March 31, 2010	/s/ Debra L. Richardson
Debra L. Richardson, Director

Date: March 31, 2009	/s/ Kamlesh N. Dave, Director
Kamlesh N. Dave, Director

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements

For the Years Ended

December 31, 2009 and 2008

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors

   And Stockholders

First Capital Bancorp, Inc.

Richmond, Virginia

We have audited the accompanying consolidated statements of financial condition of First Capital Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of First Capital Bancorp, Inc. and Subsidiary, as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Richmond, Virginia

March 29, 2010

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	2009	2008

ASSETS
Cash and due from banks	$7,919,612	$5,439,863
Interest-bearing deposits in other banks	22,747,000	274,471
Federal funds sold	1,000,000	9,640,000
Investment securities:
Available for sale, at fair value	77,118,370	30,523,357
Held to maturity, at cost	1,452,947	1,453,541
Restricted, at cost	4,158,289	3,804,039
Loans, net of allowance for losses	397,120,098	367,440,018
Other real estate owned	3,387,712	2,158,179
Premises and equipment, net	7,118,591	7,214,660
Accrued interest receivable	2,292,742	1,804,805
Deferred tax asset	1,435,267	952,554
Prepaid FDIC premiums	3,135,649	—
Other assets	1,509,486	847,709

Total assets	$530,395,763	$431,553,196

LIABILITIES
Deposits
Noninterest-bearing	$37,554,667	$34,517,982
Interest-bearing	384,579,427	299,782,058

Total deposits	422,134,094	334,300,040

Accrued expenses and other liabilities	3,413,338	2,525,956
Securities sold under repurchase agreements	1,234,901	2,152,628
Subordinated debt	7,155,000	7,155,000
Federal Home Loan Bank advances	50,000,000	50,000,000

Total liabilities	483,937,333	396,133,624

STOCKHOLDERS’ EQUITY
Preferred stock, $4.00 par value (authorized 2,000,000 shares; issued and outstanding 2009: Series A: $1,000 Stated Value 10,958 shares Fixed Rate Cumulative Perpetual Preferred, and $0 at December 31, 2008	43,832	—
Common stock, $4.00 par value (authorized 5,000,000 shares; issued and outstanding, 2,971,171 at December 31, 2009 and December 31, 2008 respectively)	11,884,684	11,884,684
Additional paid-in capital	29,696,114	18,650,379
Retained earnings	4,493,471	4,688,639
Warrants	660,769	—
Discount on preferred stock	(564,395)	—
Accumulated other comprehensive income, net of tax	243,955	195,870

Total stockholders’ equity	46,458,430	35,419,572

Total liabilities and stockholders’ equity	$530,395,763	$431,553,196

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Year Ended December 31, 2009 and 2008

	December 31,
	2009	2008
Interest income
Loans	$22,925,135	$22,161,395
Investments:
Taxable interest income	2,072,139	1,449,766
Tax exempt interest income	288,446	63,525
Dividends	67,420	156,020
Federal funds sold and interest bearing deposits	48,354	214,058

Total interest income	25,401,494	24,044,764

Interest expense
Deposits	10,665,696	10,671,026
FHLB advances	1,878,559	1,872,417
Federal funds purchased	110	34,907
Subordinated debt and other borrowed money	266,331	417,782

Total interest expense	12,810,696	12,996,132

Net interest income	12,590,798	11,048,632
Provision for loan loss	2,285,000	2,924,442

Net interest income after provision for loan loss	10,305,798	8,124,190

Noninterest income
Fees on deposits	257,311	248,012
Other	489,648	495,974

Total noninterest income	746,959	743,986

Noninterest expenses
Salaries and employee benefits	4,773,711	4,269,961
Merger costs	284,542	—
Occupancy expense	799,043	852,070
Data processing	703,060	676,850
Professional services	386,815	269,422
Advertising and marketing	97,054	249,953
FDIC assessment	1,099,092	215,232
Virginia franchise tax	525,000	381,000
Depreciation	418,511	375,550
Other expenses	1,541,164	1,269,977

Total noninterest expense	10,627,992	8,560,015

Net income before provision for income taxes	424,765	308,161
Income tax expense	117,200	137,800

Net income	$307,565	$170,361

Effective dividend on preferred stock	502,733	—
Net income (loss) available to common shareholders	$(195,168)	$170,361

Basic income (loss) per share	$(0.07)	$0.06

Diluted income (loss) per share	$(0.07)	$0.06

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended December 31, 2009 and 2008

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance January 1, 2008	$—	$11,884,684	$18,492,528	$4,518,278	$—	$—	$(36,432)	$34,859,058
Net income	—	—	—	170,361	—	—	170,361	170,361
Other comprehensive income
Unrealized holding gain arising during period, (net of tax, $119,671)	—	—	—	—	—	—	232,302	232,302

Total comprehensive income							$402,663

Stock based compensation expense	—	—	157,851	—	—	—		157,851

Balance December 31, 2008	$—	$11,884,684	$18,650,379	$4,688,639	$—	$—	$195,870	$35,419,572

Balance January 1, 2009	$—	$11,884,684	$18,650,379	$4,688,639	$—	$—	$195,870	$35,419,572
Net income	—	—	—	307,565	—	—	307,565	307,565
Other comprehensive income
Unrealized holding gain arising during period, (net of tax, $24,771)	—	—	—	—	—	—	48,085	48,085

Total comprehensive income							$355,650

Issuance of Preferred Stock	43,832	—	10,914,168	—	660,769	(660,769)		10,958,000
Cost associated with preferred stock	—	—	(24,272)	—	—	—		(24,272)
Dividends on Preferred Stock	—	—	—	(406,359)	—	—		(406,359)
Accretion of discount on Preferred Stock	—	—	—	(96,374)	—	96,374		—
Stock based compensation expense	—	—	155,839	—	—	—		155,839

Balance December 31, 2009	$43,832	$11,884,684	$29,696,114	$4,493,471	$660,769	$(564,395)	$243,955	$46,458,430

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net income	$307,565	$170,361
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,285,000	2,924,442
Depreciation of premises and equipment	418,511	375,550
Stock based compensation expense	155,839	157,851
Deferred income taxes	(507,485)	(753,129)
Net (accretion) amortization of bond premiums/discounts	356,589	(36,135)
(Increase) in other assets	(3,797,424)	(207,695)
(Increase) decrease in accrued interest receivable	(487,937)	3,134
Increase (decrease) in accrued expenses and other liabilities	887,382	(854,692)

Net cash provided by (used in) operating activities	(381,960)	1,779,687

Cash flows from investing activities
Proceeds from maturities and calls of securities	5,700,000	24,000,000
Proceeds from paydowns of securities available-for-sale	7,611,946	2,108,066
Purchase of securities available-for-sale	(60,190,099)	(23,418,769)
Purchase of securities held-to-maturity	—	(1,453,550)
Purchase of FHLB Stock	(143,800)	(620,300)
Purchase of Federal Reserve Stock	(210,450)	—
Purchases of property and equipment	(322,442)	(664,398)
Purchase of land and building	—	(4,847,992)
Net increase in loans	(33,194,613)	(78,288,354)

Net cash used in investing activities	(80,749,458)	(83,185,297)

Cash flows from financing activities
Net increase (decrease) in demand, savings and money market accounts	98,929,243	(14,009,457)
Advances from FHLB	—	10,000,000
Issurance of preferred stock to U.S. Treasury, net of related expenses	10,933,728	—
Dividends on preferred stock	(406,359)	—
Net (decrease) increase in certificates of deposit	(11,095,189)	93,201,174
Increase in Federal funds purchased	—	(9,261,000)
Net (decrease) increase in repurchase agreements	(917,727)	49,689

Net cash provided by financing activities	97,443,696	79,980,406

Net increase (decrease) in cash and cash equivalents	16,312,278	(1,425,204)

Cash and cash equivalents, beginning of period	15,354,334	16,779,538

Cash and cash equivalents, end of period	$31,666,612	$15,354,334

Supplemental disclosure of cash flow information
Interest paid during the period	$12,774,959	$12,957,374

Taxes paid during the period	$724,283	$1,060,000

Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned, net	$1,416,852	$—

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

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

Investment Securities – Investment in debt securities classified as held-to-maturity are stated at cost, adjusted for amortization or premiums and accretion of discounts using the interest method. Management has a positive intent and ability to hold these securities to maturity and, accordingly, adjustments are not made for temporary declines in their fair value below amortized cost. Investment not classified as held-to-maturity are classified as available-for-sale. Debt securities classified as available-for-sale are stated at fair value with unrealized holding gains and losses excluded from earnings and reported, net of deferred tax, as a component of other comprehensive income until realized.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

The Company as a matter of policy does not trade securities and therefore does not classify any of its securities as such. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method and recognized on a trade-date basis. Other-than-temporary declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost, if any, are included in earnings as realized losses.

Due to the nature of, and restrictions placed upon the Company’s common stock investment in the Federal Reserve Bank, Federal Home Loan Bank of Atlanta and Community Bankers Bank, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications.

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

A loan is defined as impaired when, based on current information and events, it is probable that the creditor will be unable to collect all amounts of principal and interest due according to the contractual terms of the loan agreement. Impairment is measured either by discounting the expected future cash flows at the loan’s effective interest rate, based on the net realizable value of the collateral or based upon an observable market price where applicable. Charges on impaired loans are recognized as a component of the allowance for loans losses.

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

Years Ended December 31, 2009 and 2008

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

Advertising costs – Advertising costs are expensed in the period they are incurred and amounted to $97,054 and $249,953 for December 31, 2009 and 2008, respectively.

Stock Based Compensation – Effective January 1, 2006, the Company adopted ASC 718 (formerly SFAS No. 123R) Stock Compensation. This statement requires the costs resulting from all share-based payments to employees, including grants of employee stock options, be recognized as compensation in the financial statements.

Note 2 – Restrictions of cash

To comply with Federal Reserve regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $255,000 for the week including December 31, 2009 and $930,000 for the week including December 31, 2008.

Note 3 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities are as follows:

	December 31, 2009
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses

Available-for-sale
U.S. Government agencies	$23,610,035	$132,274	$274,915	$23,467,394
Mortgage-backed securities	11,820,972	276,457	35,382	12,062,047
Corporate bonds	3,406,512	112,519	31,416	3,487,615
CMO securities	22,699,676	284,645	44,299	22,940,022
State and political subdivisions - taxable	5,936,082	50,463	189,465	5,797,080
State and political subdivisions - tax exempt	9,274,947	147,675	58,410	9,364,212

	$76,748,224	$1,004,033	$633,887	$77,118,370

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

	December 31, 2008
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses

Available-for-sale
U.S. Government agencies	$16,685,034	$437,483	$—	$17,122,517
Mortgage-backed securities	6,368,501	63,429	54,910	6,377,020
Corporate bonds	3,390,363	—	121,643	3,268,720
CMO securities	2,026,516	—	—	2,026,516
State and political subdivisions - tax exempt	1,755,654	3,713	30,783	1,728,584

	$30,226,068	$504,625	$207,336	$30,523,357

	December 31, 2009
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses

Held-to-maturity
Tax-exempt municipal bonds	$1,452,947	$84,507	$—	$1,537,454

	$1,452,947	$84,507	$—	$1,537,454

	December 31, 2008
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses

Held-to-maturity
Tax-exempt municipal bonds	$1,453,541	$17,530	$—

	$1,453,541	$17,530	$—	$1,537,454

The amortized cost, weighted average yield and estimated fair value of debt securities at December 31, 2009, by contractual maturity, were as follows:

	Amortized Cost	Weighted Average Tax Equivalent Yield	Fair Value

Available-for-sale

Due in one year or less	$337,946	4.24%	$343,976
Due after one year through five years	18,729,497	4.00%	19,088,578
Due after five years through ten years	30,011,752	4.41%	30,318,564
Due after ten years	27,669,029	4.77%	27,367,252

Total	$76,748,224	4.44%	$77,118,370

Held-to-maturity

Due after ten years	1,452,947	7.22%	1,537,454

Total	$1,452,947	7.22%	$1,537,454

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

The following table details unrealized losses and related fair values in the Company’s available-for-sale investment securities portfolios. All unrealized losses on investment securities are a result of volatility in the market during 2009 and 2008. At December 31, 2009 there was 1 out of 38 mortgage-backed securities with fair values less than amortized cost. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses and the intent to hold debt securities in an unrealized loss position greater than twelve months for the foreseeable future. This information is aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2009 and 2008:

	December 31, 2009
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$10,419,951	$189,472	$2,906,250	$85,443
Mortgage-backed securities	1,470,442	35,382	—	—
Corporate bonds	968,432	5,592	448,900	25,824
CMO securities	4,562,551	44,299	—	—
State and political subdivisions - taxable	4,229,179	189,465	—	—
State and political subdivisions - tax exempt	4,272,085	58,410	—	—

	$25,922,640	$522,620	$3,355,150	$111,267

	December 31, 2008
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$—	$—	$—	$—
Mortgage-backed securities	2,543,554	51,513	401,873	3,397
Corporate bonds	3,268,720	121,643	—	—
State and political subdivisions - tax exempt	1,177,665	30,783	—	—

	$6,989,939	$203,939	$401,873	$3,397

Restricted equity securities consist of Federal Reserve Bank stock in the amount of $1,042,050 and $831,600, Federal Home Loan Bank of Atlanta stock in the amount of $3,026,900 and $2,883,100, Community Bankers Bank stock in the amount of $62,750 and $62,750, and an equity investment in Infinex in the amount of $9,500 as of December 31, 2009 and 2008. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of its outstanding capital.

The remainder of restricted securities consists of investments in a Limited Liability Company that provides title insurance services to the Bank’s customers. Investment in this Limited Liability Company was $17,089 as of December 31, 2009 and 2008, respectively.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

Securities with a market value of approximately $5,177,000 and $14,603,000 were pledged as collateral at December 31, 2009 and 2008, respectively to secure purchases of federal funds, repurchase agreements, collateral for customer’s deposits and collateral to secure public deposits.

Note 4 – Loans

Major classifications of loans are as follows:

	December 31,
	2009	2008
	Amount	Amount

Commercial	$54,590,024	$51,138,208
Real estate - residential	137,981,388	122,551,828
Real estate - commercial	125,444,710	106,796,170
Real estate - construction	81,106,396	86,515,314
Consumer	4,541,791	5,584,100

Total loans	403,664,309	372,585,620
Less:
Allowance for loan losses	6,600,360	5,060,433
Net deferred costs (fees)	56,149	(85,169)

Loans, net	$397,120,098	$367,440,018

A summary of the transactions affecting the allowance for loan losses follows:

	2009	2008

Balance, beginning of year	$5,060,433	$2,489,066
Provision for loan losses	2,285,000	2,924,442
Recoveries	9,961	6,322
Charge-offs	(755,034)	(359,397)

Balance, December 31	$6,600,360	$5,060,433

The following is a summary of information pertaining to impaired loans:

	2009	2008

Impaired loans with related allowance	$12,279,027	$9,118,862

Allowance on impaired loans	$1,969,728	$2,539,425

Average balance of impaired loans	$8,670,057	$939,231

Interest income recognized and collected on impaired loans
	$553,248	$113,893

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans amounted to $3,606,897 and $4,411,475 at December 31, 2009 and 2008. The allowance for nonaccrual loans amounted to $1,408,005 and $560,378 at December 31, 2009 and 2008. If interest on these loans had been accrued such income would have approximated $308,326 and $33,957, respectively. Excluding the nonaccrual loans, there were no loans past due 90 days or more at December 31, 2009 and 2008. At December 31, 2009 and 2008, there were $3,390,201 and $0 of troubled debt restructurings, respectively, with specific valuation allowances of such loans in the amounts of $747,301 and $0, respectively.

Note 5 – Premises and equipment

Major classifications of these assets are summarized as follows:

	December 31,
	2009	2008

Land	$3,470,036	$3,455,487
Building	2,435,364	2,339,944
Furniture and equipment	2,419,428	2,218,358
Leasehold improvements	846,627	846,627

	9,171,455	8,860,416
Less acculumated depreciation	2,052,864	1,645,756

Premises and equipment, net	$7,118,591	$7,214,660

Accumulated depreciation and amortization at December 31 was as follows:

	2009	2008

Building	$131,635	$71,113
Furniture and equipment	1,446,026	1,203,301
Leasehold improvements	475,203	371,342

	$2,052,864	$1,645,756

Certain Company premises and equipment are leased under various operating leases. Rental expense was $623,136 and $691,990 in 2009 and 2008, respectively.

Future minimum payments, by year and in the aggregate for operating leases with initial or remaining terms in excess of one year as of December 31, 2009 are as follows:

2010	$630,362
2011	619,528
2012	436,091
2013	317,641
2014	86,829
Thereafter	314,116

$2,404,566

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

Note 6 – Deposits

Major categories of deposits at December 31, 2009 and 2008 follow:

	2009		2008
	Amount	Average Rate	Amount	Average Rate

Noninterest-bearing deposits
Demand deposits	$37,554,667	0.00%	$34,517,982	0.00%
Interest-bearing deposits
Money market and NOW accounts	143,549,255	1.56%	47,656,697	0.96%
Certificates of deposit
Less than $100,000	108,072,019	3.01%	133,974,025	4.24%
Greater than $100,000	132,958,153	2.90%	118,151,336	4.13%

	$422,134,094		$334,300,040

Time deposits will mature as follows:

2010	$115,355,969
2011	37,089,490
2012	46,758,332
2013	9,637,242
2014	32,189,139

$241,030,172

The aggregate amount of deposits exceeding $100,000 was $252,969,000 and $158,055,000 at December 31, 2009 and 2008, respectively.

The Company classifies deposit overdrafts as other consumer loans which totaled $17 thousand at December 31, 2009 and $19 thousand at December 31, 2008.

In the normal course of business, the Company has received deposits from directors and executive officers. At December 31, 2009 and 2008, deposits from directors and executive officers were approximately $14.7 million and $10.3million. All such deposits were received in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with unrelated persons.

Note 7 – FHLB advances, securities sold under repurchase agreements and federal funds purchased

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company, they can be invested at a positive rate of return or are used to minimize interest rate risk.

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

Advances from the FHLB at December 31, 2009 consist of the following:

Advance Amount	Interest Rate	Maturity	Call Provision
$5,000,000	4.50%	12/1/2011	—
5,000,000	4.52%	3/6/2012	—
5,000,000	4.20%	8/27/2012	2/27/2010
5,000,000	4.01%	9/28/2012	3/28/2010
5,000,000	2.35%	2/1/2013	2/1/2010
5,000,000	2.60%	2/2/2015	2/2/2010
5,000,000	3.95%	4/13/2015	1/13/2010
5,000,000	3.71%	6/24/2015	6/24/2010
5,000,000	4.27%	1/27/2016	—
5,000,000	2.95%	12/6/2017	3/6/2010

$50,000,000	3.71%

Aggregate annual maturities of FHLB advances (based on final maturity dates) are as follows:

2011	5,000,000
2012	15,000,000
2013	5,000,000
2015	15,000,000
2016	5,000,000
2017	5,000,000

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

	2009	2008

Maximum outstanding during the year
FHLB advances	$50,000,000	$50,000,000
Federal funds purchased	—	13,662,000
Repurchase agreements	3,403,247	3,602,550
Balance outstanding at end of year
FHLB advances	50,000,000	50,000,000
Federal funds purchased	—	—
Repurchase agreements	1,234,901	2,152,628
Average amount outstanding during the year
FHLB advances	50,000,000	49,385,246
Federal funds purchased	—	952,519
Repurchase agreements	1,365,487	2,481,830
Average interest rate during the year
FHLB advances	3.76%	3.79%
Federal funds purchased	0.00%	3.66%
Repurchase agreements	0.44%	1.31%
Average interest rate at end of year
FHLB advances	3.71%	3.71%
Federal funds purchased	0.00%	0.00%
Repurchase agreements	0.50%	0.25%

Note 8 – Subordinated debt

On December 15, 2005, $2.0 million of subordinated debt was issued through a pooled underwriting. The securities have a fixed rate for five years and is payable quarterly. The interest rate at December 31, 2009 was 6.33%. The securities may be redeemed at par beginning December 2010 and each quarter after such date until the securities mature on December 31, 2015.

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

Note 10 – Trust Preferred Securities

On September 9, 2006, FCRV Statutory Trust I (the “Trust”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 21, 2006, $5,155,000 of Trust Preferred Capital Notes were

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

issued through a pooled underwriting. The Trust issued $155,000 in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.70%) which adjusts, and is payable quarterly. The interest rate at December 31, 2009 was 1.95%. The securities may be redeemed at par beginning on September 15, 2011 and each quarter after such date until the securities mature on September 15, 2036. The principal asset of the Trust is $5,155,000 of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Pursuant to current accounting standards, the Company does not consolidate the Trust.

Note 11 – Income taxes

Current accounting standards provides a comprehensive model for how we should recognize, measure, present, and disclose uncertain tax positions in our financial statements that we have taken or expect to take on our tax return. The Company does not have any unrecognized tax benefits as defined by accounting standards and therefore there was not effect on our financial position or results of operations as a result of implementing the standard. If they were to arise, interest and penalties associated with unrecognized tax positions will be classified as additional income taxes in the statement of income. Tax returns for all years 2006 and thereafter are subject to possible future examinations by tax authorities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	2009	2008

Deferred tax assets:
Allowance for Loan Losses	$2,106,394	$1,632,959
Unrealized holding (gain) loss on available-for-sale securities	(126,189)	(101,418)
Stock based compensation	73,494	44,791

	2,053,699	1,576,332

Deferred tax liabilities:
Depreciation	205,365	231,216
Deferred loan costs	335,574	326,015
Prepaids	27,473	34,612
Other	50,020	31,935

	618,432	623,778

Net deferred tax asset	$1,435,267	$952,554

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

A reconciliation of the federal taxes at statutory rates to the tax provision for the year ended December 31, 2009 and 2008 is as follows:

	2009	2008

Federal statutory rate	$144,420	$104,775
Tax-exempt interest income	(86,075)	(16,859)
Nondeductible expenses	15,499	12,436
Stock based compensation	24,282	19,389
Miscellaneous	19,074	18,059

Provision for income taxes expense	$117,200	$137,800

Income tax attributable to income before income tax expense is summarized as follows:

	2009	2008

Current federal income tax expense	$624,685	$891,135
Deferred federal income tax expense	(507,485)	(753,335)

Total	$117,200	$137,800

Note 12 – Related party transactions

In the normal course of business, the Company has made loans to its officers and directors. Total loans at December 31, 2009 amounted to approximately $12,671,864 (including a $50,000 loan made to an officer prior to becoming an employee in 2005) of which approximately $1,027,781 represents unused lines of credit. Total loans to these persons at December 31, 2008 amounted to $13,779,840 of which $1,792,581 represented unused lines of credit. During 2009, new loans to officers and directors amounted to $1,596,814 and repayments amounted to $1,939,990. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations.

During the years ended December 31, 2009 and 2008, the Company utilized the services of a law firm for advice on various legal matters. The Chairman of the Board of Directors is also a principal in this law firm. The law firm was approved to provide various legal services to the Company at a cost of $331,968 and $185,243 for the years ended December 31, 2009 and 2008, respectively. During 2009, $103,597 of the $331,968 in legal fees were associated with merger activities.

The Company also utilized services of other businesses to acquire furniture and office supplies. Several Board members are involved with the daily activity of these businesses. Total purchases for the years ended December 31, 2009 and 2008 were $33,233 and $178,875, respectively.

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

Years Ended December 31, 2009 and 2008

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

The Company’s actual capital amounts and ratios are also presented in the table.

					Minimum To Be Well Capitalized Under Prompt Corrective
			Minimum Capital Requirement
	Actual				Action	Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2009
Total capital to risk weighted assets
Consolidated	$58,562	14.09%	$33,260	8.00%	$41,575	10.00%
First Capital Bank	$56,381	13.57%	$33,230	8.00%	$41,538	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$51,370	12.36%	$16,630	4.00%	$24,945	6.00%
First Capital Bank	$49,174	11.84%	$16,615	4.00%	$24,923	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$51,370	10.01%	$20,532	4.00%	$25,665	5.00%
First Capital Bank	$49,174	9.59%	$20,521	4.00%	$25,651	5.00%

					Minimum To Be Well Capitalized Under Prompt Corrective
			Minimum Capital Requirement
	Actual				Action	Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2008
Total capital to risk weighted assets
Consolidated	$47,175	12.41%	$30,406	8.00%	$38,007	10.00%
First Capital Bank	$46,447	12.23%	$30,393	8.00%	$37,992	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$40,378	10.62%	$15,203	4.00%	$22,804	6.00%
First Capital Bank	$39,698	10.45%	$15,197	4.00%	$22,795	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$40,378	9.62%	$16,784	4.00%	$20,980	5.00%
First Capital Bank	$39,698	9.46%	$16,788	4.00%	$20,985	5.00%

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

Years Ended December 31, 2009 and 2008

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

	2009	2008
Financial instruments whose contract amounts represent credit risk:
Unused commercial lines of credit	$51,166,000	$79,300,000
Unused consumer lines of credit	13,007,000	11,430,000
Standby and Performance Letters of Credit	7,674,000	8,393,000
Loan commitments	3,395,500	13,465,009

	$75,242,500	$112,588,009

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

Note 16 – Fair Value Disclosures

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value of a reasonable point within the range this is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, we group financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value.

•

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities in active markets at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•

Level 2 – Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market date for substantially the full term of the asset or liability.

•

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flows methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

Following is a description of the valuation methodologies used for instruments measured as fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). In quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). We obtain a single quote for all securities. Quotes for all of our securities are provided by our securities accounting and safekeeping correspondent bank. We perform a review of pricing data by comparing prices received from third party vendors to the previous month’s quote for the same security and evaluate any substantial changes.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008. Securities identified in Note 3 as restricted securities including stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank are excluded from the table below since there is not ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB changes in certain portions of our capital.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

	December 31, 2009
	Fair Value Measurments Using			Fair Values
	Level 1	Level 2	Level 3

Assets:
Available-for-sale securities	$—	$77,118,370	$—	$77,118,370

	December 31, 2008
	Fair Value Measurments Using			Fair Values
	Level 1	Level 2	Level 3

Assets:
Available-for-sale securities	$—	$30,523,356	$—	$30,523,356

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual loans.

The following describes the valuation techniques used to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements.

Impaired Loans: Loans are designed as impaired when, in the judgment of management, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and account receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market date (Level 2). However, if the collateral is a house or building in the process of construction or if a appraisal of the real estate property is over two years old, then the fair value is considered Level 3. If a real estate becomes a nonperforming loan, if the valuation is over one year old, either an evaluation by an officer of the bank or an outside vendor, or an appraisal is performed to determine current market value. We consider the value of a partially completed project for our loan analysis. For nonperforming construction loans, we obtain a valuation of each partially completed project “as is’ from a third party appraiser. We use this third party valuation to determine if any charge-offs are necessary.

The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other Real Estate Owned: Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. We believe the fair value component in our valuation of OREO follows the provisions of accounting standards.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods.

	December 31, 2009
	Fair Value Measurments Using			Fair
	Level 1	Level 2	Level 3	Values

Impaired loans	$—	$—	$12,279,027	$12,279,027
Other real estate owned	—	—	3,387,712	3,387,712

Total	$—	$—	$15,666,739	$15,666,739

	December 31, 2008
	Fair Value Measurments Using			Fair
	Level 1	Level 2	Level 3	Values

Impaired loans	$—	$—	$9,118,862	$9,118,862
Other real estate owned	—	—	2,158,179	2,158,179

Total	$—	$—	$11,277,041	$11,277,041

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

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at December 31, 2009 and 2008 are current market rates for their respective terms and associated credit risk.

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

Years Ended December 31, 2009 and 2008

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

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at December 31, 2009 and 2008.

The estimated fair values of the Company’s financial instruments as of December 31, 2009 and 2008 are as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$31,667	$31,667	$15,354	$15,354
Investment securities	78,571	78,655	31,977	31,994
Loans receivable, net	397,120	402,367	367,440	363,485
Accrued interest	2,293	2,293	1,805	1,805

Financial liabilities
Deposits	$422,134	$425,636	$334,300	$342,862
FHLB advances	50,000	52,177	50,000	52,404
Federal funds purchased	—	—	—
Subordinated debt	7,155	3,623	7,155	7,399
Repurchase agreements	1,235	1,235	2,153	2,153

Unrecognized financial instruments
Standby letters of credit issued	$—	$—	$—	$—

We assume interest rate risk (the risk that general interest rate levels will change) as a result of our normal operations. As a result, the fair values of our financial instruments will change when interest rates levels change and that change may be either favorable or unfavorable to us. We attempt to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to repay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. We monitor rates and maturities of assets and liabilities and attempt to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate our overall interest rate risk.

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

A summary of the status of the Company’s unvested stock options as of December 31, 2009 and changes during the year then ended is presented below:

Unvested Stock Options	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2008	53,675	$11.97
Granted	33,550	$4.56
Vested	39,618	9.32
Forfeitures	9,225	8.15

Unvested at December 31, 2009	38,382	$6.84

As of December 31, 2009, there was $75,923 of total unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a period of 3.0 years.

The weighted-average option price and weighted-average remaining term of stock options awarded and not exercised were as follows as of December 31:

	2009	2008

Weighted-average price	$9.48	$10.00
Weighted-average term (in years)	5.18	5.55

A summary of the stock option activity is as follows:

	Options	Weighted-Average Exercise Price

Options outstanding December 31, 2007	271,900	$10.25
Granted	28,500	$9.78
Expired	7,125	$18.37

Options outstanding December 31, 2008	293,275	$10.00
Granted	33,550	$4.56
Expired	9,225	$8.15

Options outstanding December 31, 2009	317,600	$9.48

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

The following table summarizes information about stock options outstanding as December 31, 2009:

	Options Outstanding and Exercisable
Exercise Prices	Number Outstanding and Exercisable at December 31, 2009	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price

$4.50 to $7.00	113,050	4.0 years	$5.70
$7.07 to $10.00	100,025	4.8 years	$9.38
$10.57 to $17.67	104,525	6.9 years	$13.68

	317,600

The aggregate intrinsic value of options outstanding was approximately $8 thousand, options exercisable was approximately $4 thousand, and options unvested and expected to vest was approximately $4 thousand at December 31, 2009.

The Company estimates the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model. Additional valuation and related assumption information for the Company’s stock option plan is presented below:

	Year Ended December 31,
	2009	2008
Weighted average per share fair value of options granted during the year	$1.15	$3.35

Dividend yield	0.00%	0.00%
Expected life	6 years	6 years
Expected volatility	20.50%	27.77%
Average Risk-free interest rate	2.11%	3.27%

Note 18 – Other employee benefit plans

During April 1999, the Company instituted a contributory thrift plan through the Virginia Bankers Association, covering all eligible employees. Participants may make contributions to the plan during the year, with certain limitations. During 2009 and 2008, the Company contributed to the plan an amount equal to seventy-five percent of the first six percent contributed. The participants are 100% vested upon three years of service to the Company. Expenses amounted to $166,825 and $146,319 in 2009 and 2008, respectively.

Note 19 – Earnings per share

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

The basic and diluted earnings per share calculations are as follows:

	Year Ended December 31,
	2009	2008

Net income (loss) available to common shareholders	$(195,168)	$170,361

Weighted average number of shares outstanding	2,971,171	2,971,171

Earnings (loss) per common share – basic	$(0.07)	$0.06

Effect of dilutive securities:

Weighted average number of shares outstanding	2,971,171	2,971,171
Effect of stock options	—	12,669

Diluted average shares outstanding	2,971,171	2,983,840

Earnings (loss) per common share – assuming dilution	$(0.07)	$0.06

Note 20 – Impact of Recently Issued Accounting Standards

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

Years Ended December 31, 2009 and 2008

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

Note 21 – Subsequent Events

During the first quarter of 2010, the Company entered into an agreement to purchase its corporate headquarters for approximately $3.4 million. The Company anticipates closing on the purchase during the second quarter of 2010.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

Note 22 – Condensed Financial Information – Parent Company Only

FIRST CAPITAL BANCORP, INC.

(Parent Corporation Only)

Statements of Financial Condition

December 31, 2009 and 2008

	2009	2008
Assets
Cash on deposit with subsidiary bank	$1,854,985	$524,733
Investment is subsidiary	49,418,325	39,894,417
Investment is special purpose subsidiary	155,000	155,000
Other assets	258,084	9,420

	$51,686,394	$40,583,570

Liabilities and Stockholder’s Equity
Trust preferred debt	$5,155,000	$5,155,000
Other liabilities	72,964	8,998

Total liabilities	5,227,964	5,163,998

Stockholders’ Equity
Preferred stock	43,832	—
Common stock	11,884,684	11,884,684
Additional paid-in capital	29,696,114	18,650,379
Retained earnings	4,493,471	4,688,639
Warrants	660,769	—
Discount on preferred stock	(564,395)	—
Accumulated other comprehensive income, net of taxes	243,955	195,870

Total stockholders’ equity	46,458,430	35,419,572

	$51,686,394	$40,583,570

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

FIRST CAPITAL BANCORP, INC.

(Parent Corporation Only)

Statement of Income

Year Ended December 31, 2009 and 2008

	2009	2008

Income
Interest income	$98,944	$223,761
Dividends	4,201	7,838

Total Income	103,145	231,599

Expenses
Interest	139,731	258,729
Merger costs	284,542	—
Other expenses	92	225

Total Expenses	424,365	258,954

Net income before tax benefit	(321,220)	(27,355)

Income tax benefit	(108,800)	(9,150)

Net loss before undistributed equity in subsidiary	(212,420)	(18,205)

Undistributed equity in subsidiary	519,985	188,566

Net income	$307,565	$170,361

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

FIRST CAPITAL BANCORP, INC.

(Parent Corporation Only)

Statement of Cash Flows

For the Years Ended December 31, 2009 and 2008

	2009	2008

Cash Flows from Operating Activities
Net income	$307,565	$170,361
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed earnings of subsidiary	(519,985)	(188,566)
(Increase) in other assets	(248,664)	(9,079)
Increase (decrease) in other liabilities	63,967	(81,166)

Net cash used in operations	(397,117)	(108,450)

Cash Flows from Investing Activities
Capital contribution to subsidiary	(8,800,000)	(6,800,000)

Net cash from (used) in investing activities	(8,800,000)	(6,800,000)

Cash Flows from Financing Activities
Issuance of preferred stock to U.S. Treasury, net of related expenses	10,933,728	—
Dividends on preferred stock	(406,359)	—

Net cash provided by financing activities	10,527,369	—

Net increase in cash	1,330,252	(6,908,450)
Cash and cash equivalents, beginning of year	524,733	$7,433,183

Cash and cash equivalents, end of year	$1,854,985	$524,733