Form 10-Q
period 2010-03-31
FIRST CAPITAL BANCORP, INC.
filed 2010-05-17
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

2,971,171 shares of Common Stock, par value $4.00 per share, were outstanding at May 14, 2010.

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$7,063,098	$7,919,612
Interest-bearing deposits in other banks	24,143,655	22,747,000
Federal funds sold	1,000,000	1,000,000
Investment securities:
Available for sale, at fair value	72,931,762	77,118,370
Held to maturity, at cost	1,452,798	1,452,947
Restricted, at cost	4,668,789	4,158,289
Loans, net of allowance for losses	406,431,006	397,120,098
Other real estate owned	3,013,926	3,387,712
Premises and equipment, net	7,127,891	7,118,591
Accrued interest receivable	2,143,594	2,292,742
Deferred tax asset	1,341,709	1,435,267
Prepaid FDIC premiums	2,912,887	3,135,649
Other assets	2,424,435	1,509,486

Total assets	$536,655,550	530,395,763

LIABILITIES
Deposits
Noninterest-bearing	$40,542,745	$37,554,667
Interest-bearing	382,510,571	384,579,427

Total deposits	423,053,316	422,134,094

Accrued expenses and other liabilities	3,461,701	3,413,338
Securities sold under repurchase agreements	1,079,952	1,234,901
Subordinated debt	7,155,000	7,155,000
Federal Home Loan Bank advances	55,000,000	50,000,000

Total liabilities	489,749,969	483,937,333

STOCKHOLDERS’ EQUITY
Preferred stock, $4.00 par value (2,000,000 authorized shares; 10,958 issued and outstanding: Series A: $1,000 Stated Value Fixed Rate Cumulative Perpetual Preferred, respectively)	43,832	43,832
Common stock, $4.00 par value (5,000,000 authorized shares; 2,971,171 issued and outstanding, respectively)	11,884,684	11,884,684
Additional paid-in capital	29,708,049	29,696,114
Retained earnings	4,675,927	4,493,471
Warrants	660,769	660,769
Discount on preferred stock	(532,071)	(564,395)
Accumulated other comprehensive income, net of tax	464,391	243,955

Total stockholders’ equity	46,905,581	46,458,430

Total liabilities and stockholders’ equity	$536,655,550	$530,395,763

See notes to consolidated financial statements.

Consolidated Statements of Income

Three Months Ended March 31, 2010 and 2009

	March 31,
	2010	2009
	(Unaudited)
Interest income
Loans	$5,829,544	$5,420,728
Investments:
Taxable interest income	644,386	400,446
Tax exempt interest income	112,139	39,677
Dividends	16,060	4,938
Federal funds sold and interest bearing deposits	7,662	8,666

Total interest income	6,609,791	5,874,455

Interest expense
Deposits	2,150,361	2,794,173
FHLB advances	466,607	463,206
Federal funds purchased	—	110
Subordinated debt and other borrowed money	58,068	79,234

Total interest expense	2,675,036	3,336,723

Net interest income	3,934,755	2,537,732
Provision for loan loss	461,000	215,000

Net interest income after provision for loan loss	3,473,755	2,322,732

Noninterest income
Fees on deposits	64,131	61,274
Other	167,943	119,769

Total noninterest income	232,074	181,043

Noninterest expenses
Salaries and employee benefits	1,392,491	1,184,924
Occupancy expense	214,525	206,638
Data processing	166,292	188,143
Professional services	117,201	126,693
Advertising and marketing	30,672	15,066
FDIC assessment	272,146	113,093
Virginia franchise tax	135,000	106,000
Depreciation	106,952	102,612
Other expenses	774,795	307,028

Total noninterest expense	3,210,074	2,350,197

Net income before provision for income taxes	495,755	153,578
Income tax expense	144,000	51,400

Net income	$351,755	$102,178

Effective dividend on preferred stock	169,299	—
Net income available to common shareholders	$182,456	$102,178

Basic income per share	$0.06	$0.03

Diluted income per share	$0.06	$0.03

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance January 1, 2009	$—	$11,884,684	$18,650,379	$4,688,639	$—	$—	$195,870	$35,419,572
Net income	—	—	—	102,178	—	—	102,178	102,178
Other comprehensive income
Unrealized holding loss arising during period, (net of tax, $119,671)	—	—	—	—	—	—	(395,242)	(395,242)

Total comprehensive loss							$(293,064)

Stock based compensation	—	—	42,604	—	—	—		42,604

Balance March 31, 2009	$—	$11,884,684	$18,692,983	$4,790,817	$—	$—	$(199,372)	$35,169,112

Balance January 1, 2010	$43,832	$11,884,684	$29,696,114	$4,493,471	$660,769	$(564,395)	$243,955	$46,458,430
Net income	—	—	—	351,755	—	—	351,755	351,755
Other comprehensive gain
Unrealized holding gain arising during period, (net of tax, $113,558)	—	—	—	—	—	—	220,436	220,436

Total comprehensive income							$572,191

Preferred stock dividend	—	—	—	(136,975)	—	—		(136,975)
Accretion of discount on preferred stock	—	—	—	(32,324)	—	32,324		—
Stock based compensation	—	—	11,935	—	—	—		11,935

Balance March 31, 2010	$43,832	$11,884,684	$29,708,049	$4,675,927	$660,769	$(532,071)	$464,391	$46,905,581

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009
Cash flows from operating activities
Net income	$351,755	$102,178
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	461,000	215,000
Depreciation of premises and equipment	106,952	102,612
Stock based compensation expense	11,935	42,604
Deferred income taxes	(20,000)	(38,999)
Gain on sale of securities	24,712	—
Net (accretion) amortization of bond premiums/discounts	134,531	24,896
(Increase) in other assets	(692,187)	(628,258)
(Increase) decrease in accrued interest receivable	149,147	144,231
Increase (decrease) in accrued expenses and other liabilities	48,363	(424,829)

Net cash provided by (used in) operating activities	576,208	(460,565)

Cash flows from investing activities
Proceeds from maturities and calls of securities	5,950,000	3,200,000
Proceeds from paydowns of securities available-for-sale	2,863,772	755,221
Purchase of securities available-for-sale	(5,402,340)	(21,296,121)
Sale of securities available-for-sale	950,076	—
Sale of other real estate owned	317,410	—
Purchase of FHLB Stock	(242,800)	(143,800)
Purchase of Federal Reserve Stock	(267,700)	(210,450)
Purchases of property and equipment	(116,252)	(233,795)
Increase in loans held for sale	—	(262,750)
Net increase in loans	(9,715,531)	(8,116,005)

Net cash used in investing activities	(5,663,365)	(26,307,700)

Cash flows from financing activities
Net increase (decrease) in demand, savings and money market accounts	18,072,632	35,431,769
Advances from FHLB	5,000,000	—
Dividends on preferred stock	(136,975)	—
Net (decrease) increase in certificates of deposit	(17,153,410)	7,356,096
Net (decrease) increase in repurchase agreements	(154,949)	(695,394)

Net cash provided by financing activities	5,627,298	42,092,471

Net increase (decrease) in cash and cash equivalents	540,141	15,324,206

Cash and cash equivalents, beginning of period	31,666,612	15,354,334

Cash and cash equivalents, end of period	$32,206,753	$30,678,540

Supplemental disclosure of cash flow information
Interest paid during the period	$12,774,959	$3,336,784

Taxes paid during the period	$724,283	$320,000

Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$302,000	$—

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

In management’s opinion the accompanying consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. Results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the financial statements of the Company as of and for the year ended December 31, 2009 filed as part of the Company’s annual report on Form 10-K. These interim financial statements should be read in conjunction with the annual financial statements.

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

During the second quarter of 2009, First Capital Bancorp, Inc. issued 10,958 shares of preferred stock to the U. S. Treasury. The Company had applied for funds under the TARP Capital Purchase Plan (“CPP”). The agreement requires us to pay a 5% dividend on the preferred stock for the first five years. The dividend increases to 9% for all periods after the first five years if we have not redeemed the preferred stock. In addition, we issued a warrant to the U. S. Treasury giving them the right to purchase 250,947 shares of our common stock at $6.55 per share for up to 10 years.

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

The basic and diluted earnings per share calculations are as follows:

	Three Months Ended March 31,
	2010	2009

Net income available to common shareholders	$182,456	$102,178

Weighted average number of shares outstanding	2,971,171	2,971,171

Earnings per common share - basic	$0.06	$0.03

Effect of dilutive securities:

Weighted average number of shares outstanding	2,971,171	2,971,171
Effect of stock options	—	—

Diluted average shares outstanding	2,971,171	2,971,171

Earnings (loss) per common share - assuming dilution	$0.06	$0.03

Note 4 – Stock Options

Accounting standards require the Company to measure compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period that the awards are expected to vest.

2,000 options were granted in January 2010. The options were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. These options vest over three years. The stock based compensation expensed during the three months ended March 31, 2010 was $11,935 and is included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses

Available-for-sale
U.S. Government agencies	$17,627,570	$146,015	$85,992	$17,687,593
Mortgage-backed securities	11,778,039	297,402	23,220	12,052,221
Corporate bonds	3,418,068	127,325	—	3,545,393
CMO securities	24,206,221	341,934	95,442	24,452,713
State and political subdivisions - taxable	5,930,266	88,129	158,472	5,859,923
State and political subdivisions - tax exempt	9,267,461	134,124	67,666	9,333,919

	$72,227,625	$1,134,929	$430,792	$72,931,762

	December 31, 2009
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses

Available-for-sale
U.S. Government agencies	$23,610,035	$132,274	$274,915	$23,467,394
Mortgage-backed securities	11,820,972	276,457	35,382	12,062,047
Corporate bonds	3,406,512	112,519	31,416	3,487,615
CMO securities	22,699,676	284,645	44,299	22,940,022
State and political subdivisions - taxable	5,936,082	50,463	189,465	5,797,080
State and political subdivisions - tax exempt	9,274,947	147,675	58,410	9,364,212

	$76,748,224	$1,004,033	$633,887	$77,118,370

	March 31, 2010
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses

Held-to-maturity
Tax-exempt municipal bonds	$1,452,798	$76,259	$—	$1,529,057

	$1,452,798	$76,259	$—	$1,529,057

	December 31, 2009
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses

Held-to-maturity
Tax-exempt municipal bonds	$1,452,947	$84,507	$—	$1,537,454

	$1,452,947	$84,507	$—	$1,537,454

The following table details unrealized losses and related fair values in the Company’s available-for-sale investment securities portfolios. All unrealized losses on investment securities are a result of volatility in the market during 2009 and 2008. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses and the intent to hold debt securities in an unrealized loss position greater than twelve months for the foreseeable future. This information is aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Assets:
U.S. Government agencies	$3,014,436	$50,079	$2,995,938	$35,913
Mortgage-backed securities	1,388,447	23,220	—	—
Corporate bonds	—	—	—	—
CMO securities	5,043,262	95,442	—	—
State and political subdivisions - taxable	2,537,278	76,068	1,717,596	82,404
State and political subdivisions - tax exempt	4,673,411	67,666	—	—

Available-for-sale securities	$16,656,834	$312,475	$4,713,534	$118,317

	December 31, 2009
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets:
U.S. Government agencies	$10,419,951	$189,472	$2,906,250	$85,443
Mortgage-backed securities	1,470,442	35,382	—	—
Corporate bonds	968,432	5,592	448,900	25,824
CMO securities	4,562,551	44,299	—	—
State and political subdivisions - taxable	4,229,179	189,465	—	—
State and political subdivisions - tax exempt	4,272,085	58,410	—	—

Available-for-sale securities	$25,922,640	$522,620	$3,355,150	$111,267

Note 6 – Loans

Major classifications of loans are as follows:

	March 31, 2010	December 31, 2009
	Amount	Amount

Commercial	$52,536,911	$54,590,024
Real estate - residential	149,241,170	137,981,388
Real estate - commercial	128,495,864	125,444,710
Real estate - construction	78,462,671	81,106,396
Consumer	4,455,887	4,541,791

Total loans	413,192,503	403,664,309
Less:

Allowance for loan losses	6,799,587	6,600,360
Net deferred costs	38,090	56,149

Loans, net	$406,431,006	$397,120,098

Activity in the allowance for loan losses for the three month period ended March 31, 2010 and 2009:

	2010	2009

Balance, beginning of year	$6,600,360	$5,060,433
Provision for loan losses	461,000	215,000
Recoveries	11,485	2,627
Charge-offs	(273,258)	(198,433)

Balance, March 31	$6,799,587	$5,079,627

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period	1.65%	1.34%

Note 7 – Fair Value Disclosures

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

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would conduct a transaction at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value of a reasonable point within this range is most representative of fair value under current market conditions.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009. Securities identified as restricted securities, including stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank, are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB, changes in certain portions of our capital.

	March 31, 2010
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3

Assets:

Available-for-sale securities	$—	$72,931,762	$—	$72,931,762

	December 31, 2009
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3

Assets:

Available-for-sale securities	$—	$77,118,370	$—	$77,118,370

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

Impaired Loans: Loans are designated as impaired when, in the judgment of management, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. In the event a real estate becomes a nonperforming loan, if the valuation is over one year old, either an evaluation by an officer of the Bank or an outside vendor, or an appraisal is performed to determine current market value. We consider the value of a partially completed project for our loan analysis. For nonperforming construction loans, we obtain a valuation of each partially completed project “as is” from a third party appraiser. We use this third party valuation to determine if any charge-offs are necessary.

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

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods.

	March 31, 2010
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$14,224,442	$14,224,442
Other real estate owned	—	—	3,013,926	3,013,926

Total	$—	$—	$17,238,368	$17,238,368

	December 31, 2009
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$12,279,027	$12,279,027
Other real estate owned	—	—	3,387,712	3,387,712

Total	$—	$—	$15,666,739	$15,666,739

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and due from banks – The carrying amounts of cash and due from banks approximate their fair value.

Available-for-sale and held-to-maturity securities – Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relaying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds. Level 2 securities include U.S. Agency securities, mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. The carrying value of restricted Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at March 31, 2010 and December 31, 2009 are current market rates for their respective terms and associated credit risk.

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

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at March 31, 2010 and December 31, 2009.

The estimated fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$32,207	$32,207	$31,667	$31,667
Investment securities	74,385	74,461	78,571	78,655
Loans receivable, net	406,431	414,026	397,120	402,367
Accrued interest	2,144	2,144	2,293	2,293

Financial liabilities
Deposits	$423,053	$428,508	$422,134	$425,636
FHLB advances	55,000	57,424	50,000	52,177
Federal funds purchased	—	—	—	—
Subordinated debt	7,155	3,685	7,155	3,623
Repurchase agreements	1,080	1,080	1,235	1,235

Unrecognized financial instruments
Standby letters of credit issued	$—	$—	$—	$—

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

Note 8 – Cumulative Perpetual Preferred Stock

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

Note 9 – Recently Issued Accounting Pronouncements

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

In June 2009, FASB issued SFAS No.168, FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (ASC 105, Generally Accepted Accounting Principles) “ASC 105”, which states that the FASB Accounting Standards Codification TM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is effective September 30, 2009 for financial statements and the principal impact is limited to disclosures as all future references to authoritative literature will be reference in accordance with the codification.

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

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10-65-1, Transition Related to FSP FAS 107-1 and APB 28-1), requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of this FSP were effective for the Company’s interim period ending on June 30, 2009 and only amends the disclosure requirements about fair value of financial instruments in interim periods. The Company adopted this FSP during the second quarter of 2009. See Note 8 for additional information.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10-65-1, Transition Related to FSP FAS 115-2 and FAS 124-2), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of this FSP were effective for the Company’s interim period ending on June 30, 2009. The Company adopted this FSP effective April 1, 2009. The adoption of this FSP did not have a material impact on the Company’s statement of operations and balance sheet.

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

OVERVIEW

Net income for the first quarter of 2010 was $352 thousand, and net income available to common shareholders was $182 thousand, or $0.06 per fully diluted share compared to a net income of $102 thousand, or $0.03 per fully diluted share, in the first quarter of 2009. During the quarter, the Company experienced some deterioration in its credit metrics, but continued to increased net interest margin, net interest income and continued to build its allowance for loan losses.

Financial Condition

Total assets at March 31, 2010 were $536.7 million, up $6.3 million, from $530.4 million at year end December 31, 2009. Loan growth through March 31, 2010 was $9.3 million, compared to the 2009 year-end balance. Deposits grew by $919 thousand and the Federal Home Loan Bank advances increased $5.0 million for the quarter.

At March 31, 2010, the Company’s investment portfolio totaled $74.4 million, a decrease of $4.2 million from $78.6 million at December 31, 2009 due to repayments and called securities. Most of the funds that are invested in the Company’s investment portfolio are part of management’s effort to balance interest rate risk and to provide liquidity.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents a principal source of earnings for the Company. Changes in net interest income during 2010 to date compared to net interest income for the first quarter of 2009 are attributable to relatively stable loan portfolio yields and a decrease in total funding costs.

Net interest margin increased 84 basis points for the three months ended March 31, 2010 to 3.22% as compared to 2.38% for the first quarter of 2009, reflecting a decrease in average rate paid on interest-bearing liabilities of 110 basis points from 3.58% for the first quarter of 2009 to 2.48% for the first quarter of 2010. This was offset by an 8 basis point decrease in the average yield on earning assets. The yield on loans, net of discount, remained relatively unchanged at 5.81% and 5.82% for the first quarters of 2010 and 2009, respectively. The average yield on investments decreased from 4.49% for the first quarter of 2009 to 4.10% for the first quarter of 2009 as investments were called and replaced with lower yielding investments.

Net interest margin is up 14 basis points for the three months ended March 31, 2010, as compared to the fourth quarter of 2009. The yield on earning assets decreased from 5.43% for the quarter ended December 31, 2009 to 5.38% for the quarter ended March 31, 2010. The cost of interest bearing liabilities decreased 27 basis points to 2.48% for the first quarter of 2010 as compared to 2.75% for the fourth quarter of 2009.

For the three months ended March 31, 2010, net interest income was up $1.2 million from $2.3 million for the same period in 2009 to $3.5 million in 2010.

Total interest and fees on loans, the largest component of net interest income, increased 7.5%, or $409 thousand to $5.8 million during the first quarter of 2010 compared to $5.4 million for the same period in 2009 primarily due to loan growth of $47.2 million in the year since March 31, 2009.

Interest on investment securities increased $316 thousand for the first quarter of 2010 to $757 thousand compared to $440 thousand for the same period of 2009 as average balances in investment securities increased to $77.7 million for the three months ended March 31, 2010 from $37.8 million for the comparable period in 2009.

Interest expense on deposits decreased $644 thousand to $2.2 million, or 23.04% for the first quarter of 2010 compared to the comparable period of 2009. The decrease in deposit expense is due to the restructuring of the deposit mix and by a decrease in the overall rates paid on deposits. Interest expense on other borrowings totaled $525 thousand for the first quarter of 2010 a decrease of $18 thousand over the same period of 2009. This reduction in other borrowings expense is the result of decreases in the average cost of Trust Preferred securities, which are tied to the three month LIBOR, from an average of 4.41% for the first quarter of 2009 to an average of 3.22% for the first quarter of 2010.

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

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended March 31,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$407,496	$5,829	5.81%	$377,768	$5,421	5.82%
Investment securities:
U.S. Agencies	22,188	225	4.11%	15,638	192	4.98%
Mortgage backed securities	11,708	102	3.53%	8,571	98	4.62%
CMO securities	23,771	191	3.26%	5,713	49	3.45%
State and political subdivisions - tax exempt (2)	10,725	170	6.42%	3,778	60	6.41%
State and political subdivisions - taxable	5,934	78	5.30%	720	10	5.87%
Corporate bonds	3,411	49	5.79%	3,392	48	5.80%
Other investments	4,401	16	1.48%	3,858	5	0.52%

Total investment securities	82,138	831	4.10%	41,670	462	4.49%
Federal funds sold & interest on deposits	12,991	7	0.24%	17,747	9	0.20%

Total earning assets	$502,625	$6,667	5.38%	$437,185	$5,892	5.46%

Cash and cash equivalents	6,119			5,919
OREO	3,289			2,927
Allowance for loan losses	(6,690)			(5,118)
Fixed assets	7,122			7,192
Other assets	9,066			3,197

Total assets	$521,531			$451,302

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest checking	$8,382	$8	0.39%	$8,471	$7	0.35%
Money market deposit accounts	142,100	528	1.51%	53,652	310	2.35%
Statement savings	645	1	0.50%	681	1	0.46%
Certificates of deposit	226,783	1,614	2.89%	256,507	2,476	3.91%

Total interest-bearing deposits	377,910	2,151	2.31%	319,311	2,794	3.55%

Fed funds purchased	—	—	0.00%	—	—	0.00%
Repurchase agreements	1,002	1	0.50%	1,856	2	0.33%
Subordinated debt	7,155	57	3.22%	7,155	78	4.41%
FHLB advances	51,722	466	3.66%	50,000	463	3.76%

Total interest-bearing liabilities	437,789	2,675	2.48%	378,322	3,337	3.58%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	34,811			35,608
Other liabilities	2,090			2,131

Total liabilities	36,901			37,739
Shareholders’ equity	46,841			35,241

Total liabilities and shareholders’ equity	$521,531			$451,302

Net interest income		$3,992			$2,555

Interest rate spread			2.90%			1.89%

Net interest margin			3.22%			2.38%

Ratio of average interest earning assets to average interest-bearing liabilities			114.81%			115.56%

(1)	Nonaccrual loans have been included in the computations of average loan balances
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Noninterest Income

Total noninterest income was $232 thousand for the first quarter of 2010, compared to $181 thousand for the same period of 2009. Fees on deposits increased 4.7% to $64 thousand for the first quarter of 2010 compared to $61 thousand for the same period in 2009. Other noninterest income increased $48 thousand or 40.2% to $168 thousand for the first quarter of 2010 from $120 thousand for the first quarter of 2009, primarily due to a $32 thousand increase to $45 thousand in commissions from Infinix. In addition, gain on sale of securities of $25 thousand in the first quarter of 2010 compared to no gain in the comparable period of 2009.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expenses for the first quarter of 2010 totaled $3.2 million, an increase of $860 thousand, or 36.6%, compared to $2.4 million for the same period in 2009. Salaries and employee benefits increased $207 thousand due to key additions to the lending and management team (Chief Credit Officer) during 2009 and the first quarter of 2010. FDIC premiums increased to $272 thousand for the first quarter of 2010 compared to $113 thousand for the comparable period in 2009. Virginia franchise tax increased $29 thousand as the result of the additional equity capital infusion in First Capital Bank in 2009. Other expenses increased $468 thousand from $307 thousand for the first quarter of 2009 to $774 thousand for the quarter ended March 31, 2010. The primary increase was due to a write-down in the value of Other Real Estate Owned by $352 thousand to better reflect the market value of those assets and $79 thousand in cost associated with Other Real Estate Owned in the first quarter of 2010 as compared to $0 in the first quarter of 2009.

Income Taxes

The income tax expense for the quarter ended March 31, 2010 was $144 thousand compared to $51 thousand in the same quarter of the prior year, a $93 thousand increase with the increase resulting from an increase in income before tax of $860 thousand.

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

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, loans past due 90 days and still accruing interest and foreclosed properties, were $16.2 million at March 31, 2010, up from $10.4 million at December 31, 2009 and $8.2 million at March 31, 2009. This increase is the result of a depressed economy and a weak real estate market, which has slowed sales of homes. Nonperforming assets are composed largely of loans secured by real estate and repossessed properties in our OREO portfolio. At the end of the first quarter, OREO was $3.0 million compared to $4.3 million at the end of March 2009. At March 31, 2010, we had six homes and twenty-four developed lots in this portfolio.

The Company continues to take an aggressive stance as it relates to its non performing loans and troubled assets. During the first quarter of 2010 the company adjusted its carrying value of OREO by $353 thousand to better reflect the market value of those assets. Furthermore, subsequent to quarter end the Company has entered into contracts to sell approximately $1.3 million of assets classified as either non-accrual loans or OREO. In addition, the Company is aggressively working one lending relationship of approximately $3.3 million that is 90 days past due and still accruing interest. We are well secured on this loan and expect to collect it in full. We expect these efforts to decrease the current balances of non performing loans to $9.3 million and Other Real Estate Owned to $2.3 million.

Nonaccrual loans were $6.5 million at March 31, 2010, up from $3.6 million at December 31, 2009 and $3.9 million at March 31, 2009. The increase reflects the continued deterioration in the economy and our customers’ ability to pay as contractually required.

Loan charge-offs, less recoveries, amounted to $262 thousand for the first quarter of 2010 compared to $195 thousand in the first quarter of 2009. For the first quarter of 2010, the provision for loan losses was $461 thousand compared to $215 thousand in the comparable period of 2009. With the high level of real estate secured debt and the large increase in loan loss reserves taken, management is confident that we can successfully manage through the economic downturn. We anticipate continued provision expenses as the asset quality dictates the need.

Although the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $6.8 million and $5.1 million at March 31, 2010 and 2009, respectively. The ratio of the allowance for loan losses to total loans outstanding at March 31, 2010 and 2009 was 1.65% and 1.34%, respectively. Loans that were more than 30 days but less than 90 days past due totaled $4.4 million, or 1.1% of loans outstanding at March 31, 2010, up from $1.6 million at December 31, 2009.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Non-performing Assets

	Three Months Ended March 31,		Year Ended December 31,
	2010	2009	2009	2008
	(Dollars in thousands)
Nonaccrual loans	$6,505	$3,941	$3,607	$4,411
Accruing loans greater than 90 days past due	3,336	—	—	—
Restructured performing loans	3,390	—	3,390	—

Total non-performing loans	13,231	3,941	6,997	4,411
Other real estate owned	3,014	4,286	3,388	2,158

Total non-performing assets	$16,245	$8,227	$10,385	$6,569

Allowance for loan losses:
Beginning balance	$6,600	$5,060	$5,060	$2,489
Provision for loan losses	461	215	2,285	2,924
Charge-offs	273	198	755	359
Recoveries	12	3	10	6

Ending balance	$6,800	$5,080	$6,600	$5,060

Non-performing assets to period end loans & OREO	3.90%	2.14%	2.55%	1.75%
Non-performing assets to total assets	3.03%	1.74%	1.32%	1.52%
Allowance for loan losses to
Loans, net of unearned income	1.65%	1.34%	1.64%	1.36%

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

At March 31, 2010, cash and cash equivalents totaled $32.2 million. Investment securities available-for-sale and not pledged totaled $69.9 million, for a total of 19.0% of total assets, which management believe is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including unused unsecured federal funds facilities with three banks totaling $29.5 million and unused available term loans through the Federal Home Loan Bank totaling $6.0 million.

Total liquidity and other alternative sources of liquidity total $136.6 million at March 31, 2010 if fully utilized, which represents 25.5% of total assets.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2010, pre-approved but unused lines of credit for loans totaled approximately $57.5 million. In addition, we had approximately $7.0 million in financial and performance standby letters of credit at March 31, 2010. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualified as Tier 1 capital. First Capital Bank’s ratios exceed regulatory requirements. As of March 31, 2010, First Capital Bancorp, Inc. had a Tier 1 risk-based capital ratio of 12.26% and a Total risk-based capital ratio of 13.99%. At December 31, 2009 these ratios were 12.36% and 14.09%, respectively.

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

Item 1. Legal Proceedings – None to report

Item 1A. Risk Factors – Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3. Defaults Upon Senior Securities – Not Applicable

Item 4. (Removed and Reserved)

Item 5. Other Information – None to report

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed November 13, 2006)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed May 22, 2007)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009)

4.3	Warrant to Purchase Shares of Common Stock, dated April 3, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2010.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2010.

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2010.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2010.

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

99.3	Certification of John M. Presley Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.3 of Form 10-K filed on March 31, 2010).

99.4	Certification of William W. Ranson Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.3 of Form 10-K filed on March 31, 2010).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date: May 14, 2010	By:	/s/ John M. Presley
John M. Presley
Managing Director and Chief Executive Officer

	By:	/s/ William W. Ranson
William W. Ranson
Chief Financial Officer,
Treasurer and Secretary