Form 10-Q
period 2010-06-30
FIRST CAPITAL BANCORP, INC.
filed 2010-08-16
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

2,971,171 shares of Common Stock, par value $4.00 per share, were outstanding at August 16, 2010.

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$7,669,599	$7,919,612
Interest-bearing deposits in other banks	24,395,000	22,747,000
Federal funds sold	1,000,000	1,000,000
Investment securities:
Available for sale, at fair value	81,364,966	77,118,370
Held to maturity, at cost	1,452,649	1,452,947
Restricted, at cost	4,668,789	4,158,289
Loans, net of allowance for losses	401,779,517	397,120,098
Other real estate owned	2,101,646	3,387,712
Premises and equipment, net	10,607,970	7,118,591
Accrued interest receivable	2,089,400	2,292,742
Deferred tax asset	2,469,845	1,435,267
Prepaid FDIC premiums	2,687,391	3,135,649
Other assets	3,498,761	1,509,486

Total assets	$545,785,533	530,395,763

LIABILITIES
Deposits
Noninterest-bearing	$44,085,206	$37,554,667
Interest-bearing	391,664,198	384,579,427

Total deposits	435,749,404	422,134,094

Accrued expenses and other liabilities	2,985,591	3,413,338
Securities sold under repurchase agreements	1,076,917	1,234,901
Subordinated debt	7,155,000	7,155,000
Federal Home Loan Bank advances	55,000,000	50,000,000

Total liabilities	501,966,912	483,937,333

STOCKHOLDERS’ EQUITY
Preferred stock, $4.00 par value (2,000,000 authorized shares; 10,958 issued and outstanding: Series A: $1,000 Stated Value Fixed Rate Cumulative Perpetual Preferred, respectively	43,832	43,832
Common stock, $4.00 par value (30,000,000 authorized shares; 2,971,171 issued and outstanding, respectively	11,884,684	11,884,684
Additional paid-in capital	29,718,409	29,696,114
Retained earnings	1,034,617	4,493,471
Warrants	660,769	660,769
Discount on preferred stock	(499,647)	(564,395)
Accumulated other comprehensive income, net of tax	975,957	243,955

Total stockholders’ equity	43,818,621	46,458,430

Total liabilities and stockholders’ equity	$545,785,533	$530,395,763

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income
Loans	$5,774,185	$5,665,793	$11,603,729	$11,086,521
Investments:
Taxable interest income	594,794	495,398	1,239,180	895,844
Tax exempt interest income	129,741	70,971	241,880	110,648
Dividends	27,060	21,753	43,120	26,691
Federal funds sold and interest bearing deposits	12,014	11,073	19,676	19,739

Total interest income	6,537,794	6,264,988	13,147,585	12,139,443

Interest expense
Deposits	2,112,986	2,820,009	4,263,347	5,614,182
FHLB advances	478,337	468,353	944,944	931,559
Subordinated debt and other borrowed money	57,793	71,339	115,861	150,683

Total interest expense	2,649,116	3,359,701	5,324,152	6,696,424

Net interest income	3,888,678	2,905,287	7,823,433	5,443,019
Provision for loan loss	6,285,000	1,095,000	6,746,000	1,310,000

Net interest income (loss) after provision for loan loss	(2,396,322)	1,810,287	1,077,433	4,133,019

Noninterest income
Fees on deposits	69,579	61,620	133,710	122,894
Gain on sale of securities	141,537	—	166,249	29,271
Other	104,043	144,964	247,274	235,462

Total noninterest income	315,159	206,584	547,233	387,627

Noninterest expenses
Salaries and employee benefits	1,401,318	1,141,858	2,793,809	2,326,782
Merger costs	—	220,222	—	220,222
Occupancy expense	155,805	206,015	370,330	412,653
Data processing	236,287	175,934	402,579	364,077
Professional services	263,298	115,105	380,499	241,798
Advertising and marketing	37,039	5,456	67,711	20,522
FDIC assessment	226,874	480,000	499,020	593,093
Virginia franchise tax	140,000	110,000	275,000	216,000
Depreciation	128,089	104,827	235,041	207,439
Other expenses	635,538	462,558	1,410,333	769,586

Total noninterest expense	3,224,248	3,021,975	6,434,322	5,372,172

Net loss before provision for income taxes	(5,305,411)	(1,005,104)	(4,809,656)	(851,526)
Income tax expense	(1,833,500)	(274,200)	(1,689,500)	(222,800)

Net loss	($3,471,911)	($730,904)	($3,120,156)	($628,726)

Effective dividend on preferred stock	169,299	167,477	338,598	167,477
Net income available to common shareholders	($3,641,210)	($898,381)	($3,458,754)	($796,203)

Basic loss per share	$(1.23)	$(0.30)	$(1.16)	$(0.27)

Diluted loss per share	$(1.23)	$(0.30)	$(1.16)	$(0.27)

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2009	$—	$11,884,684	$18,650,379	$4,688,639	$—	$—	$195,870	$35,419,572
Net (loss)	—	—	—	(628,726)	—	—	(628,726)	(628,726)
Other comprehensive income
Unrealized holding loss arising during period, (net of tax, $181,346)	—	—	—	—	—	—	(352,026)	(352,026)

Total comprehensive loss							($980,752)

Issuance of preferred stock	43,832		10,914,168		660,769	(660,769)		10,958,000
Preferred stock dividend				(135,453)				(135,453)
Accretion of discount on preferred stock				(32,024)		32,024		—
Stock based compensation	—	—	85,208	—	—	—		85,208

Balance June 30, 2009	$43,832	$11,884,684	$29,649,755	$3,892,436	$660,769	($628,745)	($156,156)	$45,346,575

Balance January 1, 2010	$43,832	$11,884,684	$29,696,114	$4,493,471	$660,769	($564,395)	$243,955	$46,458,430
Net loss	—	—	—	(3,120,156)	—	—	(3,120,156)	(3,120,156)
Other comprehensive gain
Unrealized holding gain arising during period, (net of tax, $377,091)	—	—	—	—	—	—	732,002	732,002

Total comprehensive loss							($2,388,154)

Preferred stock dividend	—	—	—	(273,950)	—	—		(273,950)
Accretion of discount on preferred stock	—	—	—	(64,748)	—	64,748		—
Stock based compensation	—	—	22,295	—	—	—		22,295

Balance June 30, 2010	$43,832	$11,884,684	$29,718,409	$1,034,617	$660,769	($499,647)	$975,957	$43,818,621

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
Cash flows from operating activities
Net loss	$(3,120,156)	($628,726)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	6,746,000	1,310,000
Depreciation of premises and equipment	235,041	207,439
Stock based compensation expense	22,295	85,208
Deferred income taxes	(1,411,670)	(39,000)
Gain on sale of securities	166,249	—
Net amortization of bond premiums/discounts	288,971	128,380
Increase in other assets	(1,541,018)	(683,379)
(Increase) decrease in accrued interest receivable	203,342	(139,876)
Decrease in accrued expenses and other liabilities	(427,747)	(524,706)

Net cash provided by (used in) operating activities	1,161,307	(284,660)

Cash flows from investing activities
Proceeds from maturities and calls of securities	8,950,000	3,200,000
Proceeds from paydowns of securities available-for-sale	6,214,270	3,098,422
Purchase of securities available-for-sale	(22,001,196)	(30,707,146)
Sale of securities available-for-sale	3,244,502	—
Sale of other real estate owned	851,156	—
Purchase of FHLB Stock	(242,800)	(143,800)
Purchase of Federal Reserve Stock	(267,700)	(210,450)
Purchases of property and equipment	(3,724,420)	(293,898)
Net increase in loans	(10,970,508)	(18,044,180)

Net cash used in investing activities	(17,946,696)	(43,101,052)

Cash flows from financing activities
Net increase (decrease) in demand, savings and money market accounts	20,946,561	53,037,946
Advances from FHLB	5,000,000	—
Issuance of preferred stock to U.S. Treasury	—	10,958,000
Dividends on preferred stock	(273,950)	(135,453)
Net decrease in certificates of deposit	(7,331,251)	(793,217)
Net decrease in repurchase agreements	(157,984)	(922,971)

Net cash provided by financing activities	18,183,376	62,144,305

Net increase (decrease) in cash and cash equivalents	1,397,987	18,758,593

Cash and cash equivalents, beginning of period	31,666,612	15,354,334

Cash and cash equivalents, end of period	$33,064,599	$34,112,927

Supplemental disclosure of cash flow information
Interest paid during the period	$5,302,678	$6,701,199

Taxes paid during the period	$825,000	$320,000

Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$302,000	$1,342,644

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

In management’s opinion the accompanying consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. Results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

The basic and diluted earnings per share calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net (loss) available to common shareholders	$(3,641,210)	$(898,381)	$(3,458,754)	$(796,203)

Weighted average number of shares outstanding	2,971,171	2,971,171	2,971,171	2,971,171

(Loss) per common share - basic	($1.23)	($0.30)	($1.16)	($0.27)

Effect of dilutive securities:

Weighted average number of shares outstanding	2,971,171	2,971,171	2,971,171	2,971,171
Effect of stock options	—	—	—	—

Diluted average shares outstanding	2,971,171	2,971,171	2,971,171	2,971,171

(Loss) per common share - assuming dilution	($1.23)	($0.30)	($1.16)	($0.27)

Note 4 – Stock Options

Accounting standards require the Company to measure compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period that the awards are expected to vest.

2,000 options were granted in January 2010. The options were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. These options vest over three years. The stock based compensation expensed during the six months ended June 30, 2010 was $22,295 and is included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses

Available-for-sale
U.S. Government agencies	$14,595,114	$200,125	$—	$14,795,239
Mortgage-backed securities	10,882,349	456,865	—	11,339,214
Corporate bonds	4,126,538	8,825	48,058	4,087,305
CMO securities	30,688,592	654,252	30,383	31,312,461
State and political subdivisions - taxable	6,424,449	149,166	26,183	6,547,432
State and political subdivisions - tax exempt	13,168,686	171,321	56,692	13,283,315

	$79,885,728	$1,640,554	$161,316	$81,364,966

	December 31, 2009
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Available-for-sale
U.S. Government agencies	$23,610,035	$132,274	$274,915	$23,467,394
Mortgage-backed securities	11,820,972	276,457	35,382	12,062,047
Corporate bonds	3,406,512	112,519	31,416	3,487,615
CMO securities	22,699,676	284,645	44,299	22,940,022
State and political subdivisions - taxable	5,936,082	50,463	189,465	5,797,080
State and political subdivisions - tax exempt	9,274,947	147,675	58,410	9,364,212

	$76,748,224	$1,004,033	$633,887	$77,118,370

	June 30, 2010
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Held-to-maturity
Tax-exempt municipal bonds	$1,452,649	$80,283	$—	$1,532,932

	$1,452,649	$80,283	$—	$1,532,932

	December 31, 2009
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Held-to-maturity
Tax-exempt municipal bonds	$1,452,947	$84,507	$—	$1,537,454

	$1,452,947	$84,507	$—	$1,537,454

In the second quarter of 2009, the Company adopted Other-Than-Temporary Impairment (“OTTI”) guidance, as amended, for debt securities regarding the recognition and disclosure. The major change in the guidance was that impairment is other-than-temporary if any of the following conditions exits:

•	the entity intends to sell the security;

•	it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or

•	the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell).

If a credit loss exits, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss.

The Company conducts an assessment of the securities portfolio for OTTI consideration during the quarter. The assessment considers factors such as external credit ratings, delinquency ratios, market price, management’s judgment, expectations of future performance and relevant industry research and analysis. Management’s assessment for the current quarter ended June 30, 2010 resulted in no recognition of OTTI.

The following table details unrealized loss and related fair values in the Company’s available-for-sale investment portfolios aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009.

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Corporate bonds	3,095,227	48,058	—	—	3,095,227	48,058
CMO securities	3,849,809	30,383	—	—	3,849,809	30,383
State and political subdivisions - taxable	1,793,016	26,183	—	—	1,793,016	26,183
State and political subdivisions - tax exempt	6,484,581	56,692	—	—	6,484,581	56,692

Available-for-sale securities	$15,222,633	$161,316	$—	$—	$15,222,633	$161,316

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets:
U.S. Government agencies	$10,419,951	$189,472	$2,906,250	$85,443	$13,326,201	$274,915
Mortgage-backed securities	1,470,442	35,382	—	—	1,470,442	35,382
Corporate bonds	968,432	5,592	448,900	25,824	1,417,332	31,416
CMO securities	4,562,551	44,299	—	—	4,562,551	44,299
State and political subdivisions - taxable	4,229,179	189,465	—	—	4,229,179	189,465
State and political subdivisions - tax exempt	4,272,085	58,410	—	—	4,272,085	58,410

Available-for-sale securities	$25,922,640	$522,620	$3,355,150	$111,267	$29,277,790	$633,887

Note 6 – Loans

Major classifications of loans are as follows:

	June 30, 2010	December 31, 2009
	Amount	Amount

Commercial	$51,533,729	$54,590,024
Real estate - residential	149,433,496	137,981,388
Real estate - commercial	133,556,348	125,444,710
Real estate - construction	74,675,048	81,106,396
Consumer	4,064,570	4,541,791

Total loans	413,263,191	403,664,309
Less:
Allowance for loan losses	11,481,324	6,600,360
Net deferred (income) costs	(2,350)	56,149

Loans, net	$401,779,517	$397,120,098

Activity in the allowance for loan losses for the six month period ended June 30, 2010 and 2009:

	2010	2009

Balance, beginning of year	$6,600,360	$5,060,433
Provision for loan losses	6,746,000	1,310,000
Recoveries	12,145	2,627
Charge-offs	(1,877,181)	(328,357)

Balance, June 30	$11,481,324	$6,044,703

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period	2.78%	1.55%

Note 7 – Fair Value Disclosures

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic ASC 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009. Securities identified as restricted securities, including stock in the Federal Home Loan Bank of Atlanta (FHLB) and the Federal Reserve Bank (FRB), are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB, changes in certain portions of our capital.

	June 30, 2010
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
Assets:

Available-for-sale securities	$—	$81,364,966	$—	$81,364,966

	December 31, 2009
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3

Assets:

Available-for-sale securities	$—	$77,118,370	$—	$77,118,370

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

Impaired Loans: Loans are designated as impaired when, in the judgment of management, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. In the event a real estate loan becomes a nonperforming loan, or if the valuation is over one year old, either an evaluation by an officer of the

Bank or an outside vendor, or an appraisal is performed to determine current market value. We consider the value of a partially completed project for our loan analysis. For nonperforming construction loans, we obtain a valuation of each partially completed project “as is” from a third party appraiser. We use this third party valuation to determine if any charge-offs are necessary.

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

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods.

	June 30, 2010
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$26,780,976	$26,780,976
Other real estate owned	—	—	2,101,646	2,101,646

Total	$—	$—	$28,882,622	$28,882,622

	December 31, 2009
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$12,279,027	$12,279,027
Other real estate owned	—	—	3,387,712	3,387,712

Total	$—	$—	$15,666,739	$15,666,739

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and due from banks – The carrying amounts of cash and due from banks approximate their fair value.

Available-for-sale and held-to-maturity securities – Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relaying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds. Level 2 securities include U.S. Agency securities, mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. The carrying value of restricted FRB and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at June 30, 2010 and December 31, 2009 are current market rates for their respective terms and associated credit risk.

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

Advances from Federal Home Loan Bank – The carrying value of advances from the FHLB due within ninety days from the balance sheet date approximate fair value. Fair values for convertible advances are estimated using a discounted cash flow calculation that applies interest rates currently being offered on convertible advances with similar remaining maturities.

Federal Funds purchased and repurchase agreements – The carrying value of federal funds purchased and repurchase agreements due within ninety days from the balance sheet date approximate fair value.

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at June 30, 2010 and December 31, 2009.

The estimated fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$33,065	$33,065	$31,667	$31,667
Investment securities	82,818	82,898	78,571	78,655
Loans receivable, net	401,780	406,960	397,120	402,367
Accrued interest	2,089	2,089	2,293	2,293

Financial liabilities
Deposits	$435,749	$442,854	$422,134	$425,636
FHLB advances	55,000	58,328	50,000	52,177
Federal funds purchased	—	—	—	—
Subordinated debt	7,155	3,690	7,155	3,623
Repurchase agreements	1,077	1,077	1,235	1,235

Unrecognized financial instruments
Standby letters of credit issued	$—	$—	$—	$—

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of our normal operations. As a result, the fair values of our financial instruments will change when interest rates levels change and that change may be either favorable or unfavorable to us. We attempt to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to repay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. We monitor rates and maturities of assets and liabilities and attempt to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate our overall interest rate risk.

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

Additionally, the Treasury received warrants to purchase 250,947 shares of the Company’s common stock with an exercise price of $6.55.

Note 9 – Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs (“ASU 2010-04”). This update makes technical corrections to existing Securities and Exchange Commission guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, requires new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics (“ASU 2010-08’). ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

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

OVERVIEW

The net loss for the second quarter of 2010 was $3.5 million, and net loss available to common shareholders was $3.6 million, or ($1.23) per fully diluted share compared to a net loss of $731 thousand, and a net loss available to common shareholders of $898 thousand or ($0.30) per fully diluted share, in the second quarter of 2009. The loss in the second quarter of 2010 was primarily due to the addition of $6.3 million to the Company’s allowance for loan losses. As a result, the allowance for loan losses nearly doubled from $6.8 million at the end of the first quarter of 2010 to $11.5 million at June 30, 2010 which represents 2.78% of total loans. During the second quarter of 2010, the Company took an aggressive stance to protect against further deterioration of the economy and environmental factors that may affect the loan portfolio in the future. For the second quarter of 2009, the Company expensed $220 thousand in merger costs which ultimately was terminated and added $1.1 million to the allowance for loan losses bringing the allowance to 1.55% of total loans outstanding.

Net loss for the first six months of 2010 was $3.1 million and net loss available to common shareholders was $3.5 million or ($1.16) per fully diluted share compared to a net loss of $629 thousand and a net loss available to common shareholders was $796 thousand or ($0.27) per fully diluted share for the same period of 2009.

From a revenue and cost perspective, income, pretax, pre-provision and pre-merger costs increased significantly from $310 thousand for the second quarter of 2009 to $980 thousand for the second quarter of 2010 an increase of 216%. For the six months ended June 30, 2010 income, pretax, pre-provision and pre-merger costs as compared to the comparable period in 2009 increased 186% to $1.9 million from $678 thousand. The following chart reconciles the above to the net (loss) for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Income before provision, taxes and merger costs	$980	$310	$1,937	$678
Merger costs	—	220	—	220
Provision for loan losses	6,285	1,095	6,746	1,310

(Loss) before income tax	(5,305)	(1,005)	(4,809)	(852)
Income tax (benefit)	(1,833)	(274)	(1,689)	(223)

Net (loss)	$(3,472)	$(731)	$(3,120)	$(629)

Financial Condition

Total assets at June 30, 2010 were $545.8 million, up $15.4 million from $530.4 million at December 31, 2009. Net loans outstanding were $401.8 million at June 30, 2010 an increase of $4.7 million, compared to the 2009 year-end balance. Deposits grew by $13.6 million to $435.7 million and the Federal Home Loan Bank advances increased $5.0 to $55.0 million as compared to year-end 2009.

At June 30, 2010, the Company’s investment portfolio totaled $82.8 million, an increase of $4.2 million from $78.6 million at December 31, 2009 and an increase of $27.1 million from June 30, 2009. Most of the funds that are invested in the Company’s investment portfolio are part of management’s effort to balance interest rate risk and to provide liquidity and income to the Company.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents a principal source of earnings for the Company. Changes in net interest income during 2010 to date compared to net interest income for the second quarter of 2009 are attributable to relatively stable loan portfolio yields and a decrease in total funding costs.

Net interest margin increased 55 basis points for the three months ended June 30, 2010 to 3.06% as compared to 2.51% for the second quarter of 2009, reflecting a decrease in average rate paid on interest-bearing liabilities of 103 basis points from 3.38% for the second quarter of 2009 to 2.35% for the second quarter of 2010. This was offset by a 27 basis point decrease in the average yield on earning assets. The yield on loans, net of discount was 5.57% and 5.92% for the second quarters of 2010 and 2009, respectively. The decrease in yield as well as average earning assets was due to the charge-off of $247 thousand in interest in the second quarter of 2010 on non-performing loans. Without that adjustment, the net interest margin would have been 3.25% for the second quarter of 2010. The average yield on investments decreased from 4.41% for the second quarter of 2009 to 4.10% for the second quarter of 2010 as investments were called and replaced with lower yielding investments and rates on investments continue to drift lower due to worsening economic conditions.

Net interest margin was down 16 basis points for the three months ended June 30, 2010, as compared to the first quarter of 2010. Without the charge-off on interest on non-performing loans, the net interest margin would have increased 3 basis points to 3.25% from 3.22% in the first quarter of 2010.

For the three months ended June 30, 2010, net interest income was up $983 thousand to $3.9 million from $2.9 million for the same period in 2009.

Total interest and fees on loans, the largest component of net interest income, increased 1.9%, or $108 thousand to $5.8 million during the second quarter of 2010 compared to $5.7 million for the same period in 2009 primarily due to loan growth, stable interest rates offset by write-off on interest on non-performing loans.

Interest expense on deposits decreased $707 thousand to $2.1 million, or 25.1% for the second quarter of 2010 compared to the comparable period of 2009. The decrease in deposit expense is due to the restructuring of the deposit mix and by a decrease in the overall rates paid on deposits as interest rate paid on interest bearing liabilities decreased 103 basis points to 2.35% from 3.38% for the second quarter of 2009.

For the six months ended June 30, 2010, the net interest margin increased 69 basis points from 2.45% for the first six months of 2009 to 3.14% for the comparable period of 2010. The primary increase of the net interest margin is in the reduction of interest bearing liabilities from 3.47% for the six months ended June 30, 2009 to 2.42% for the same period of 2010, a reduction of 105 basis points as interest expense decreased $1.4 million to $5.3 million for the first six months of 2010 as compared to $6.7 million for the comparable period in 2009.

Net interest income increased $2.4 million for the first six months of 2010 to $7.8 million or 43.7% from $5.4 million for the comparable period in 2009.

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

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended June 30,
	2010			2009
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
	(Dollars in thousands)
Assets:
Securities:
Taxable	$64,801	$595	3.68%	$48,445	$495	4.10%
Tax exempt (1)	12,644	197	6.24%	6,454	108	6.68%

Total securities	77,445	792	4.10%	54,899	603	4.41%
Federal funds sold	20,906	12	0.23%	28,005	11	0.16%
FHLB & Federal Reserve Bank stock	4,579	27	2.37%	4,069	22	2.14%
Loans, net of unearned income (2)	415,853	5,774	5.57%	384,015	5,665	5.92%

Total earning assets	518,783	6,605	5.11%	470,988	6,301	5.38%

Allowance for loan losses	(6,892)			(5,081)
Cash and cash equivalents	6,501			5,777
OREO	2,565			3,467
Other nonearning assets	20,179			11,204

Total assets	$541,136			$486,355

Liabilities & Stockholders’ Equity:
Interest checking	$8,950	$8	0.38%	$7,413	$7	0.38%
Money market deposit accounts	150,198	490	1.31%	78,093	402	2.07%
Statement savings	720	1	0.50%	688	1	0.47%
Certificates of deposit	229,893	1,613	2.81%	255,017	2,410	3.80%

Total interest-bearing deposits	389,761	2,112	2.17%	341,211	2,820	3.32%

Federal funds purchased	—	—	0.00%	—	—	0.00%
Repurchase agreements	911	1	0.50%	1,571	2	0.49%
Subordinated debt	7,155	58	3.24%	7,155	69	3.90%
FHLB Advances	55,000	478	3.49%	50,000	469	3.77%

Total interest bearing liabilities	452,827	2,649	2.35%	399,937	3,360	3.38%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	39,011			37,528
Other noninterest-bearing liabilities	2,003			3,129
Shareholders’ equity	47,295			45,761

Total liabilities and shareholders’ equity	$541,136			$486,355

Net interest spread			2.76%			2.00%

Impact of noninterest-bearing sources			0.30%			0.50%

Net interest margin		$3,956	3.06%		$2,941	2.51%

Ratio of average interest earning assets to average interest-bearing liabilities			114.57%			117.77%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances

Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30,
	2010			2009
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
	(Dollars in thousands)
Assets:
Securities:
Taxable	$65,900	$1,239	4.06%	$41,280	$896	4.38%
Tax exempt (1)	11,690	366	6.32%	5,123	168	6.60%

Total securities	77,590	1,605	4.06%	46,403	1,064	4.62%
Federal funds sold	16,970	20	0.23%	23,032	19	0.17%
FHLB & Federal Reserve Bank stock	4,491	43	1.94%	3,964	27	1.36%
Loans, net of unearned income (2)	411,692	11,604	5.68%	380,909	11,087	5.87%

Total earning assets	510,743	13,272	5.24%	454,308	12,197	5.41%

Allowance for loan losses	(6,792)			(5,099)
Cash and cash equivalents	6,311			5,720
OREO	2,926			3,198
Other nonearning assets	18,187			10,838

Total assets	$531,375			$468,965

Liabilities & Stockholders’ Equity:
Interest checking	$7,582	$16	0.44%	$7,939	$14	0.36%
Money market deposit accounts	146,171	1,017	1.40%	65,940	713	2.18%
Statement savings	683	2	0.50%	685	2	0.47%
Certificates of deposit	228,347	3,227	2.85%	255,758	4,886	3.85%

Total interest-bearing deposits	382,783	4,262	2.25%	330,322	5,615	3.43%

Federal funds purchased	—	—	0.00%	—	—	0.00%
Repurchase agreements	956	2	0.50%	1,712	3	0.40%
Subordinated debt	7,155	115	3.23%	7,155	147	4.15%
FHLB Advances	53,370	945	3.57%	50,000	932	3.76%

Total interest bearing liabilities	444,264	5,324	2.42%	389,189	6,697	3.47%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	38,008			37,059
Other noninterest-bearing liabilities	2,037			2,187
Shareholders’ equity	47,066			40,530

Total liabilities and shareholders’ equity	$531,375			$468,965

Net interest spread			2.82%			1.94%

Impact of noninterest-bearing sources			0.31%			0.51%

Net interest margin		$7,948	3.14%		$5,500	2.45%

Ratio of average interest earning assets to average interest-bearing liabilities			114.96%			116.73%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances

Noninterest Income

Total noninterest income was $315 thousand for the second quarter of 2010, compared to $207 thousand for the same period of 2009. Fees on deposits increased 12.9% to $70 thousand for the second quarter of 2010 compared to $62 thousand for the same period in 2009. Gain on sale of securities was $142 thousand for the second quarter of 2010 as the Company took advantage of higher prices on its investment portfolio. Other noninterest income decreased $41 thousand to $104 thousand for the second quarter of 2010 from $145 thousand for the second quarter of 2009, primarily due to a decrease in late charges during the period as the result of charge-offs and placing loans on non-accrual.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expenses for the second quarter of 2010 totaled $3.2 million, an increase of $202 thousand, or 6.7%, compared to $3.0 million for the same period in 2009. Salaries and employee benefits increased $259 thousand due to key additions to the lending and management team (Chief Credit Officer) during 2009 and the first quarter of 2010. The Company incurred $220 thousand in merger costs in the second quarter of 2009 in a transaction which was ultimately terminated in the fourth quarter of 2009. FDIC premiums decreased to $227 thousand for the second quarter of 2010, a reduction of $253 thousand compared to $480 thousand for the comparable period in 2009. The second quarter of 2009 included a special assessment by the FDIC. Virginia franchise tax increased $30 thousand as the result of the additional equity capital infusion in First Capital Bank in 2009. Other expenses increased $173 thousand from $463 thousand for the second quarter of 2009 to $636 thousand for the quarter ended June 30, 2010. The primary cause of the increase was due to increases in losses on sale of OREO and write-down of existing OREO to more accurately reflect the market value of those assets. Losses for the three months ended June 30, 2010 were $189 thousand compared to $2 thousand in the second quarter of 2009. Occupancy expense decreased $50 thousand for the second quarter of 2010 to $156 thousand from $206 thousand for the comparable period in 2009 as the Company purchased its headquarter building in 2010 as compared to renting the building in 2009. Depreciation expense increased $23 thousand to $128 thousand for the three months ended June 30, 2010 as compared to the comparable period in 2009 due to additional depreciation on the headquarters building purchased in 2010. Professional fees increased $148 thousand for the second quarter of 2010 to $263 thousand compared to $115 thousand for the comparable period in 2009 as legal fees were incurred related to problem loans.

For the six months ended June 30, 2010, total noninterest expense increased $1.1 million from $5.4 million in 2009 to $6.4 million in 2010, a 19.8% increase. Salaries and employee benefits increased 20.1% to $2.8 million for the six months ended June 30, 2010 from $2.3 million for the comparable period in 2009 due to key additions to the lending and management team. Merger costs decreased $220 thousand as described above. Professional fees increased $139 thousand to $380 thousand as the result of resolutions of problem loans. Other expenses increased $640 thousand to $1.4 million for the six months of 2010 from $770 thousand for the comparable period in 2009 due to losses on sale of OREO and write-downs on OREO totaling $542 thousand for the six month period ended June 30, 2010 compared to $2 thousand for the comparable period in 2009.

Income Taxes

The income tax benefit for the quarter ended June 30, 2010 was $1.8 million compared to $274 thousand in the same quarter of the prior year, a $1.6 million increase with the increased benefit resulting from an increase in loss before tax of $4.3 million.

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

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest, and foreclosed properties, were $13.3 million at June 30, 2010, up from $12.9 million at March 31, 2010, up from $7.0 million at December 31, 2009 and up $6.1 million at June 30, 2009. This increase is the result of a depressed economy and a weak real estate market, which has slowed sales of homes. Nonperforming assets are composed largely of loans secured by real estate and repossessed properties in our OREO portfolio. At the end of the second quarter, OREO was $2.1 million down from $3.0 million at March 31, 2010 and compared to $3.0 million at the end of June 2009. At June 30, 2010, we had one home and twenty developed lots in this portfolio.

The Company continues to take an aggressive stance as it relates to its loans and troubled assets. During the second quarter of 2010 the Company adjusted its carrying value of OREO by $180 thousand to better reflect the market value of those assets.

Nonaccrual loans were $11.2 million at June 30, 2010, up from $6.5 million at March 31, 2010 and up from $3.6 million at December 31, 2009. The increase reflects the continued deterioration in the economy and our customers’ ability to pay as contractually required.

Loan charge-offs, less recoveries, amounted to $1.6 million for the second quarter of 2010 compared to $262 thousand for the first quarter of 2010 and compared to $130 thousand in the second quarter of 2009. For the second quarter of 2010, the provision for loan losses was $6.3 million compared to $461 thousand for the first quarter of 2010, and compared to $1.1 million in the comparable period of 2009. With the high level of real estate secured debt and the large increase in loan loss reserves taken, management is confident that we can successfully manage through the economic downturn. We anticipate continued provision expenses as the asset quality dictates the need.

Although the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $11.5 million at June 30, 2010 compared to $6.8 million at March 31, 2010 and $6.1 million at June 30, 2009. The ratio of the allowance for loan losses to total loans outstanding at June 30, 2010 was 2.78% compared to 1.65% at March 31, 2010 and 1.55% at June 30, 2009. Loans that were more than 30 days but less than 90 days past due totaled $7.4 million, or 1.79% of loans outstanding at June 30, 2010, up from $4.4 million, or 1.1% of loans outstanding at March 31, 2010, and up from $1.6 million at December 31, 2009.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Non-performing Assets

	June 30,		December 31,
	2010	2009	2009	2008

Nonaccrual loans	$11,185	$2,938	$3,607	$4,411
Accruing loans greater than 90 days past due	50	146	—	—

Total non-performing loans	11,235	3,084	3,607	4,411

Other real estate owned	2,102	3,039	3,388	2,158

Total non-performing assets	$13,337	$6,123	$6,995	$6,569

Non-performing assets to period end loans & OREO	3.21%	1.56%	1.72%	1.75%
Non-performing assets to total assets	2.44%	1.24%	1.32%	1.52%

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

At June 30, 2010, cash and cash equivalents totaled $33.1 million. Investment securities available-for-sale and not pledged totaled $78.5 million, for a total of 14.1% of total assets, which management believe is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including unused unsecured federal funds facilities with three banks totaling $29.5 million and unused available term loans through the FHLB totaling $7.8 million.

Total liquidity and other alternative sources of liquidity totaled $147.5 million at June 30, 2010 if fully utilized, which represents 27.0% of total assets.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At June 30, 2010, pre-approved but unused lines of credit for loans totaled approximately $62.3 million. In addition, we had approximately $7.0 million in financial and performance standby letters of credit at June 30, 2010. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualified as Tier 1 capital. First Capital Bank’s ratios exceed regulatory requirements. As of June 30, 2010, First Capital Bancorp, Inc. had a Tier 1 risk-based capital ratio of 11.20% and a Total risk-based capital ratio of 12.94%. At December 31, 2009 these ratios were 12.36% and 14.09%, respectively.

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

Item 1. Legal Proceedings – None to report

Item 1A. Risk Factors – Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3. Defaults Upon Senior Securities – Not Applicable

Item 4. (Removed and Reserved)

Item 5. Other Information – None to report

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed November 13, 2006)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed May 22, 2007)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009)

4.3	Warrant to Purchase Shares of Common Stock, dated April 3, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2010.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2010.

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2010.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2010.

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

99.3	Certification of John M. Presley Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.3 of Form 10-K filed on March 31, 2010).

99.4	Certification of William W. Ranson Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.3 of Form 10-K filed on March 31, 2010).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date: August 16, 2010	By:	/s/ John M. Presley
John M. Presley
Managing Director and Chief Executive Officer

	By:	/s/ William W. Ranson
William W. Ranson
Chief Financial Officer, Treasurer and Secretary