Form 10-Q
period 2010-09-30
FIRST CAPITAL BANCORP, INC.
filed 2010-11-15
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

2,971,171 shares of Common Stock, par value $4.00 per share, were outstanding at November 12, 2010.

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$6,463,964	$7,919,612
Interest-bearing deposits in other banks	17,552,000	22,747,000
Federal funds sold	1,000,000	1,000,000
Investment securities:
Available for sale, at fair value	88,902,679	77,118,370
Held to maturity, at cost	1,452,501	1,452,947
Restricted, at cost	4,668,789	4,158,289
Loans, net of allowance for losses	397,449,365	397,120,098
Other real estate owned	2,850,939	3,387,712
Premises and equipment, net	10,525,251	7,118,591
Accrued interest receivable	2,071,577	2,292,742
Deferred tax asset	2,136,451	1,435,267
Prepaid FDIC premiums	2,459,127	3,135,649
Other assets	3,566,642	1,509,486

Total assets	$541,099,285	$530,395,763

LIABILITIES
Deposits
Noninterest-bearing	$44,080,647	$37,554,667
Interest-bearing	384,753,609	384,579,427

Total deposits	428,834,256	422,134,094

Accrued expenses and other liabilities	3,675,552	3,413,338
Securities sold under repurchase agreements	1,459,389	1,234,901
Subordinated debt	7,155,000	7,155,000
Federal Home Loan Bank advances	55,000,000	50,000,000

Total liabilities	496,124,197	483,937,333

STOCKHOLDERS’ EQUITY
Preferred stock, $4.00 par value (2,000,000 authorized shares; 10,958 issued and outstanding: Series A: $1,000 Stated Value Fixed Rate Cumulative Perpetual Preferred, respectively)	43,832	43,832
Common stock, $4.00 par value (30,000,000 authorized shares; 2,971,171 issued and outstanding, respectively)	11,884,684	11,884,684
Additional paid-in capital	29,728,769	29,696,114
Retained earnings	1,501,021	4,493,471
Warrants	660,769	660,769
Discount on preferred stock	(467,121)	(564,395)
Accumulated other comprehensive income, net of tax	1,623,134	243,955

Total stockholders’ equity	44,975,088	46,458,430

Total liabilities and stockholders’ equity	$541,099,285	$530,395,763

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income
Loans	$5,947,247	$5,869,551	$17,550,976	$16,956,071
Investments:
Taxable interest income	628,025	517,291	1,867,205	1,413,136
Tax exempt interest income	146,555	77,333	388,435	187,981
Dividends	20,008	6,339	63,128	33,030
Federal funds sold and interest bearing deposits	12,722	19,856	32,398	39,595

Total interest income	6,754,557	6,490,370	19,902,142	18,629,813

Interest expense
Deposits	2,006,628	2,627,689	6,269,975	8,241,870
FHLB advances	477,799	473,499	1,422,743	1,405,059
Subordinated debt and other borrowed money	64,396	62,931	180,257	213,615

Total interest expense	2,548,823	3,164,119	7,872,975	9,860,544

Net interest income	4,205,734	3,326,251	12,029,167	8,769,269
Provision for loan loss	375,000	380,000	7,121,000	1,690,000

Net interest income after provision for loan loss	3,830,734	2,946,251	4,908,167	7,079,269

Noninterest income
Fees on deposits	70,735	70,000	204,445	192,893
Gain on sale of securities	50,139	—	216,388	—
Other	130,565	130,547	377,839	395,280

Total noninterest income	251,439	200,547	798,672	588,173

Noninterest expenses
Salaries and employee benefits	1,486,814	1,187,821	4,280,623	3,514,603
Merger costs	—	56,384	—	276,607
Occupancy expense	183,276	205,151	553,606	617,803
Data processing	158,132	168,491	560,711	532,569
Professional services	184,674	31,739	565,173	273,536
Advertising and marketing	42,317	48,921	110,028	69,442
FDIC assessment	239,235	251,000	738,255	844,093
Virginia franchise tax	127,000	116,000	402,000	332,000
Depreciation	128,936	105,874	363,977	313,313
Other expenses	618,934	372,153	2,029,267	1,141,738

Total noninterest expense	3,169,318	2,543,534	9,603,640	7,915,704

Net income (loss) before provision for income taxes	912,855	603,264	(3,896,801)	(248,262)
Income tax expense	276,950	198,500	(1,412,550)	(24,300)

Net income (loss)	$635,905	$404,764	($2,484,251)	($223,962)

Effective dividend on preferred stock	169,500	169,099	508,199	333,532
Net income (loss) available to common shareholders	$466,405	$235,665	($2,992,450)	($557,494)

Basic earnings (loss) per share	$0.16	$0.08	$(1.01)	$(0.19)

Diluted earnings (loss) per share	$0.16	$0.08	$(1.01)	$(0.19)

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Warrants	Discount on Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance January 1, 2009	$—	$11,884,684	$18,650,379	$4,688,639	$—	$—	$195,870	$35,419,572
Net loss	—	—	—	(223,962)	—	—	(223,962)	(223,962)
Other comprehensive income
Unrealized holding gain arising during period, (net of tax, $250,403)	—	—	—	—	—	—	486,077	486,077

Total comprehensive income							$262,115

Issuance of preferred stock	43,832		10,914,168		660,769	(660,769)		10,958,000
Cost associated with preferred stock			(24,272)
Preferred stock dividend				(269,384)				(269,384)
Accretion of discount on preferred stock				(64,148)		64,148		—
Stock based compensation	—	—	123,610	—	—	—		123,610

Balance September 30, 2009	$43,832	$11,884,684	$29,663,885	$4,131,145	$660,769	($596,621)	$681,947	$46,469,641

Balance January 1, 2010	$43,832	$11,884,684	$29,696,114	$4,493,471	$660,769	($564,395)	$243,955	$46,458,430
Net loss	—	—	—	(2,484,251)	—	—	(2,484,251)	(2,484,251)
Other comprehensive gain
Unrealized holding gain arising during period, (net of tax, $710,486)	—	—	—	—	—	—	1,379,179	1,379,179

Total comprehensive loss							($1,105,072)

Preferred stock dividend	—	—	—	(410,925)	—	—		(410,925)
Accretion of discount on preferred stock	—	—	—	(97,274)	—	97,274		—
Stock based compensation	—	—	32,655	—	—	—		32,655

Balance September 30, 2010	$43,832	$11,884,684	$29,728,769	$1,501,021	$660,769	($467,121)	$1,623,134	$44,975,088

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
Cash flows from operating activities
Net loss	$(2,484,251)	($223,962)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	7,121,000	1,690,000
Depreciation of premises and equipment	363,977	313,313
Stock based compensation expense	32,655	123,610
Deferred income taxes	(1,411,669)	(144,301)
Gain on sale of securities	216,388	—
Net amortization of bond premiums/discounts	446,116	227,536
Increase in other assets	(1,380,635)	(599,249)
Decrease (increase) in accrued interest receivable	221,165	(108,858)
Increase (decrease) in accrued expenses and other liabilities	262,214	(9,352)

Net cash provided by operating activities	3,386,960	1,268,737

Cash flows from investing activities
Proceeds from maturities and calls of securities	15,950,000	4,200,000
Proceeds from paydowns of securities available-for-sale	9,740,588	5,286,058
Purchase of securities available-for-sale	(40,225,095)	(45,652,582)
Sale of securities available-for-sale	4,177,804	—
Sale of other real estate owned	851,156	—
Purchase of FHLB Stock	(242,800)	(143,800)
Purchase of Federal Reserve Stock	(267,700)	(210,450)
Purchases of property and equipment	(3,770,637)	(305,815)
Net increase in loans	(7,764,649)	(24,492,970)

Net cash used in investing activities	(21,551,333)	(61,319,559)

Cash flows from financing activities
Net increase in demand, savings and money market accounts	14,403,427	84,898,559
Advances from FHLB	5,000,000	—
Issuance of preferred stock to U.S. Treasury, net of related expenses	—	10,933,728
Dividends on preferred stock	(410,925)	(269,384)
Net decrease in certificates of deposit	(7,703,265)	(15,367,165)
Net increase (decrease) in repurchase agreements	224,488	(1,207,504)

Net cash provided by financing activities	11,513,725	78,988,234

Net increase (decrease) in cash and cash equivalents	(6,650,648)	18,937,412
Cash and cash equivalents, beginning of period	31,666,612	15,354,334

Cash and cash equivalents, end of period	$25,015,964	$34,291,746

Supplemental disclosure of cash flow information
Interest paid during the period	$7,918,129	$9,829,218

Taxes paid during the period	$825,000	$724,283

Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$302,000	$1,416,852

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

In management’s opinion the accompanying consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. Results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the financial statements of the Company as of and for the year ended December 31, 2009 filed as part of the Company’s annual report on Form 10-K. These interim financial statements should be read in conjunction with the annual financial statements.

The Company’s critical accounting policy relates to the evaluation of the allowance for loan losses which is based on management’s opinion of an amount that is adequate to absorb losses in the Company’s existing portfolio. The allowance for loan losses is established through a provision for loan loss based on available information including the composition of the loan portfolio, historical loan losses (to the extent available due to limited history), specific impaired loans, availability and quality of the collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Company’s allowance for loan losses could result in material changes in its financial condition and results of operations. The Company’s policies with respect to the methodology for determining the allowance for loan losses involve a high degree of complexity and require management to make subjective judgments that often require assumptions or estimates about certain matters. This critical policy and its assumptions are periodically reviewed with the Company’s Board of Directors.

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

Note 3 – Earnings (loss) per share

Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity.

The basic and diluted earnings (loss) per share calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net (loss) available to common shareholders	$466,405	$235,665	$(2,992,450)	$(557,494)

Weighted average number of shares outstanding	2,971,171	2,971,171	2,971,171	2,971,171

Income (loss) per common share - basic	$0.16	$0.08	($1.01)	($0.19)

Effect of dilutive securities:

Weighted average number of shares outstanding	2,971,171	2,971,171	2,971,171	2,971,171
Effect of stock options	—	—	—	—

Diluted average shares outstanding	2,971,171	2,971,171	2,971,171	2,971,171

Income (loss) per common share - assuming dilution	$0.16	$0.08	($1.01)	($0.19)

Note 4 – Stock Options

Accounting standards require the Company to measure compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period that the awards are expected to vest.

2,000 options were granted in January 2010. The options were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. These options vest over three years. The stock based compensation expensed during the nine months ended September 30, 2010 was $32,655 and is included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses

Available-for-sale
U.S. Government agencies	$10,576,381	$165,809	$—	$10,742,190
Mortgage-backed securities	11,286,121	412,126	33,344	11,664,903
Corporate bonds	5,928,332	127,225	913	6,054,644
CMO securities	31,294,977	874,655	14,921	32,154,711
State and political subdivisions - taxable	11,825,120	402,812	22,480	12,205,452
State and political subdivisions - tax exempt	13,158,102	540,993	—	13,699,095
SBA - Guarantee portion	2,373,837	18,376	10,529	2,381,684

	$86,442,870	$2,541,996	$82,187	$88,902,679

	December 31, 2009
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses

Available-for-sale
U.S. Government agencies	$23,610,035	$132,274	$274,915	$23,467,394
Mortgage-backed securities	11,820,972	276,457	35,382	12,062,047
Corporate bonds	3,406,512	112,519	31,416	3,487,615
CMO securities	22,699,676	284,645	44,299	22,940,022
State and political subdivisions - taxable	5,936,082	50,463	189,465	5,797,080
State and political subdivisions - tax exempt	9,274,947	147,675	58,410	9,364,212

	$76,748,224	$1,004,033	$633,887	$77,118,370

	September 30, 2010
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses

Held-to-maturity
Tax-exempt municipal bonds	$1,452,501	$145,727	$—	$1,598,228

	$1,452,501	$145,727	$—	$1,598,228

	December 31, 2009
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses

Held-to-maturity
Tax-exempt municipal bonds	$1,452,947	$84,507	$—	$1,537,454

	$1,452,947	$84,507	$—	$1,537,454

In the second quarter of 2009, the Company adopted Other-Than-Temporary Impairment (“OTTI”) guidance, as amended, for debt securities regarding recognition and disclosure. The major change in the guidance was that impairment is other-than-temporary if any of the following conditions exists:

•	the entity intends to sell the security;

•	it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or

•	the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell).

If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss.

The Company conducts an assessment of its securities portfolio for OTTI consideration during the quarter. The assessment considers factors such as external credit ratings, delinquency ratios, market price, management’s judgment, expectations of future performance and relevant industry research and analysis. Management’s assessment for the current quarter ended September 30, 2010 resulted in no recognition of OTTI.

The following table details unrealized loss and related fair values in the Company’s available-for-sale investment portfolios aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009.

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets:
Mortgage-backed securities	$1,530,457	$33,344	$—	$—	$1,530,457	$33,344
Corporate bonds	999,087	913	—	—	999,087	913
CMO securities	2,957,261	14,921	—	—	2,957,261	14,921
State & political subdivisions-taxable	1,815,583	22,480	—	—	1,815,583	22,480
SBA	1,607,786	10,529	—	—	1,607,786	10,529

Available-for-sale securities	$8,910,174	$82,187	$—	$—	$7,302,388	$82,187

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets:
U.S. Government agencies	$10,419,951	$189,472	$2,906,250	$85,443	$13,326,201	$274,915
Mortgage-backed securities	1,470,442	35,382	—	—	1,470,442	35,382
Corporate bonds	968,432	5,592	448,900	25,824	1,417,332	31,416
CMO securities	4,562,551	44,299	—	—	4,562,551	44,299
State & political subdivisions-taxable	4,229,179	189,465	—	—	4,229,179	189,465
State & political subdivisions-tax exempt	4,272,085	58,410	—	—	4,272,085	58,410

Available-for-sale securities	$25,922,640	$522,620	$3,355,150	$111,267	$29,277,790	$633,887

Note 6 – Loans

Major classifications of loans are as follows:

	September 30, 2010	December 31, 2009
	Amount	Amount

Commercial	$49,570,199	$54,590,024
Real estate - residential	150,778,767	137,981,388
Real estate - commercial	137,876,164	125,444,710
Real estate - construction	66,108,578	81,106,396
Consumer	4,118,876	4,541,791

Total loans	408,452,584	403,664,309
Less:
Allowance for loan losses	11,023,182	6,600,360
Net deferred (income) costs	19,963	56,149

Loans, net	$397,449,365	$397,120,098

Activity in the allowance for loan losses for the nine month periods ended September 30, 2010 and 2009:

	2010	2009

Balance, beginning of year	$6,600,360	$5,060,433
Provision for loan losses	7,121,000	1,690,000
Recoveries	12,145	8,970
Charge-offs	(2,710,423)	(441,905)

Balance, September 30	$11,023,082	$6,317,498

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period	2.70%	1.60%

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009. Securities identified as restricted securities, including stock in the Federal Home Loan Bank of Atlanta (FHLB) and the Federal Reserve Bank (FRB), are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB, changes in certain portions of our capital.

	September 30, 2010
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

Assets:

Available-for-sale securities	$—	$88,902,679	$—	$88,902,679

	December 31, 2009
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

Assets:

Available-for-sale securities	$—	$77,118,370	$—	$77,118,370

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

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods.

	September 30, 2010
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

Impaired loans	$—	$—	$21,487,846	$21,487,846
Other real estate owned	—	—	2,850,939	2,850,939

Total	$—	$—	$24,338,785	$24,338,785

	December 31, 2009
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

Impaired loans	$—	$—	$12,279,027	$12,279,027
Other real estate owned	—	—	3,387,712	3,387,712

Total	$—	$—	$15,666,739	$15,666,739

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

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at September 30, 2010 and December 31, 2009 are current market rates for their respective terms and associated credit risk.

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

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at September 30, 2010 and December 31, 2009.

The estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$25,016	$25,016	$31,667	$31,667
Investment securities	90,355	90,501	78,571	78,655
Loans receivable, net	397,449	403,355	397,120	402,367
Accrued interest	2,072	2,072	2,293	2,293

Financial liabilities
Deposits	$428,834	$441,256	$422,134	$425,636
FHLB advances	55,000	59,052	50,000	52,177
Subordinated debt	7,155	3,670	7,155	3,623
Repurchase agreements	1,459	1,459	1,235	1,235

Unrecognized financial instruments
Standby letters of credit issued	$—	$—	$—	$—

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

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics (“ASU 2010-08”). ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

RECENT LEGISLATION

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law by President Obama. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

OVERVIEW

The net income for the third quarter of 2010 was $636 thousand, and net income available to common shareholders was $466 thousand, or $0.16 per fully diluted share compared to a net income of $405 thousand, and a net income available to common shareholders of $236 thousand or $0.08 per fully diluted share, in the third quarter of 2009. The increase in net income in the third quarter of 2010 was primarily due to the increase in net interest margin during the quarter to 3.24% from 2.71% for the third quarter of 2009.

Net loss for the first nine months of 2010 was $2.5 million and net loss available to common shareholders was $3.0 million or ($1.01) per fully diluted share compared to a net loss of $224 thousand and a net loss available to common shareholders of $557 thousand or ($0.19) per fully diluted share for the same period of 2009. During the second quarter of 2010, the Company took an aggressive stance to protect against further deterioration of the economy and environmental factors that may affect the loan portfolio in the future by increasing its allowance for loan losses by $6.3 million during the quarter and $7.1 million through nine months. This compares to a provision expense of $1.7 million for the nine months ended September 30, 2009.

From a revenue and cost perspective, income, pretax, pre-provision and pre-merger costs increased significantly from $1.0 million for the third quarter of 2009 to $1.3 million for the third quarter of 2010 an increase of 23.8%. The third quarter of 2010 increased 26.3% or $258 thousand as compared to the second quarter of 2010. For the nine months ended September 30, 2010 income, pretax, pre-provision and pre-merger costs as compared to the comparable period in 2009 increased 87.6% to $3.2 million from $1.7 million. The following chart reconciles the above to the net income (loss) for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended June 30,
	2010	2009	2010	2009	2010
	(Dollars in thousands)
Income before tax, provision & merger costs	$1,238	$1,040	$3,008	$1,719	$980

Gain on sale securities	50		216
Merger costs	—	56	—	277	—
Provision for loan losses	375	380	7,121	1,690	6,285

Income (loss) before income tax	913	604	(3,897)	(248)	(5,305)
Income tax (benefit)	277	199	(1,413)	(24)	(1,833)

Net income (loss)	$636	$405	$(2,484)	$(224)	$(3,472)

Financial Condition

Total assets at September 30, 2010 were $541.1 million, up $10.7 million from $530.4 million at December 31, 2009. Net loans outstanding were $397.4 million at September 30, 2010, an increase of $329 thousand, compared to the 2009 year-end balance. Deposits grew by $6.7 million to $428.8 million and the FHLB advances increased $5.0 to $55.0 million as compared to year-end 2009.

At September 30, 2010, the Company’s investment portfolio totaled $90.3 million, an increase of $11.8 million from $78.6 million at December 31, 2009 and an increase of $21.7 million from September 30, 2009. Most of the funds that are invested in the Company’s investment portfolio are part of management’s effort to balance interest rate risk and to provide liquidity and income to the Company.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents a principal source of earnings for the Company. Changes in net interest income during 2010 to date compared to net interest income for the third quarter of 2009 are attributable to relatively stable loan portfolio yields and a decrease in total funding costs.

Net interest margin increased 53 basis points for the three months ended September 30, 2010 to 3.24% as compared to 2.71% for the third quarter of 2009, reflecting a decrease in average rate paid on interest-bearing liabilities of 78 basis points from 2.98% for the third quarter of 2009 to 2.20% for the third quarter of 2010. This was offset by an 8 basis point decrease in the average yield on earning assets. The yield on loans, net of discount, was 5.72% and 5.92% for the third quarters of 2010 and 2009, respectively, primarily due to nonaccrual loans during the period. The average yield on investments decreased from 4.34% for the third quarter of 2009 to 4.00% for the third quarter of 2010 while average balances in investments increased from $58.0 million for the third quarter of 2009 to $84.2 million for the third quarter of 2010. Average interest bearing deposits and fed funds which were earning 0.22%, decreased $10.4 million, and reinvested in investments averaging 4.00% with a total investment portfolio having an average maturity of 4.3 years. Net interest margin was up 18 basis points for the three months ended September 30, 2010, as compared to the second quarter of 2010.

For the three months ended September 30, 2010, net interest income was up $879 thousand to $4.2 million from $3.3 million for the same period in 2009.

For the nine months ended September 30, 2010, the net interest margin increased 63 basis points from 2.54% for the first nine months of 2009 to 3.17% for the comparable period of 2010. The primary increase in the net interest margin resulted from the reduction of interest bearing liabilities from 3.30% for the nine months ended September 30, 2009 to 2.35% for the same period of 2010, a reduction of 95 basis points as interest expense decreased $2.0 million to $7.9 million for the first nine months of 2010 as compared to $9.9 million for the comparable period in 2009

Net interest income increased $3.3 million for the first nine months of 2010 to $12.0 million or 37.2% from $8.8 million for the comparable period in 2009.

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

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended September 30,
	2010			2009
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
	(Dollars in thousands)

Assets:
Securities:
Taxable	$69,610	$628	3.58%	$50,951	$518	4.03%
Tax exempt (1)	14,617	222	6.03%	7,071	117	6.57%

Total securities	84,227	850	4.00%	58,022	635	4.34%
Federal funds sold	1,000	1	0.24%	5,093	3	0.23%
Interest bearing deposits	20,976	12	0.23%	31,376	17	0.21%
FHLB & Federal Reserve Bank stock	4,579	18	1.52%	4,069	6	0.62%
Loans, net of unearned income (2)	412,513	5,947	5.72%	393,672	5,870	5.92%

Total earning assets	523,295	6,828	5.18%	492,232	6,531	5.26%

Allowance for loan losses	(11,256)			(6,079)
Cash and cash equivalents	6,206			6,130
OREO	2,321			2,572
Other nonearning assets	22,900			11,967

Total assets	$543,466			$506,822

Liabilities & Stockholders’ Equity:
Interest checking	$8,812	$9	0.38%	$7,814	$7	0.38%
Money market deposit accounts	150,303	421	1.11%	113,097	506	1.77%
Statement savings	709	1	0.47%	737	1	0.47%
Certificates of deposit	231,886	1,577	2.70%	241,453	2,114	3.47%

Total interest-bearing deposits	391,710	2,008	2.03%	363,101	2,628	2.87%

Federal funds purchased	—		0.00%	—	—	0.00%
Repurchase agreements	1,916	2	0.50%	1,079	1	0.50%
Subordinated debt	7,155	61	3.37%	7,155	62	3.41%
FHLB Advances	55,000	478	3.45%	50,000	474	3.76%

Total interest bearing liabilities	455,781	2,549	2.22%	421,335	3,165	2.98%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	41,391			37,772
Other noninterest-bearing liabilities	1,897			2,250
Shareholders’ equity	44,397			45,465

Total liabilities and shareholders’ equity	$543,466			$506,822

Net interest spread			2.96%			2.28%

Impact of noninterest-bearing sources			0.29%			0.43%

Net interest margin		$4,279	3.24%		$3,366	2.71%

Ratio of average interest earning assets to average interest-bearing liabilities			114.81%			116.83%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances

Average Balances, Income and Expenses, Yields and Rates

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
	(Dollars in thousands)

Assets:
Securities:
Taxable	$67,151	$1,867	3.72%	$44,539	$1,413	4.24%
Tax exempt (1)	12,676	589	6.21%	5,780	285	6.59%

Total securities	79,827	2,456	4.11%	50,319	1,698	4.51%
Federal funds sold	1,000	2	0.18%	19,836	27	0.18%
Interest bearing deposits	17,604	30	0.23%	7,725	13	0.22%
FHLB & Federal Reserve Bank stock	4,520	61	1.80%	3,999	33	1.10%
Loans, net of unearned income (2)	411,972	17,551	5.70%	385,210	16,956	5.88%

Total earning assets	514,923	20,100	5.22%	467,089	18,714	5.36%

Allowance for loan losses	(8,296)			(5,430)
Cash and cash equivalents	6,329			5,858
OREO	2,722			2,987
Other nonearning assets	19,726			11,219

Total assets	$535,404			$481,723

Liabilities & Stockholders’ Equity:
Interest checking	$8,716	$25	0.38%	$7,897	$22	0.37%
Money market deposit accounts	147,564	1,438	1.30%	81,832	1,218	1.99%
Statement savings	692	3	0.49%	702	3	0.47%
Certificates of deposit	229,540	4,804	2.80%	250,937	6,999	3.73%

Total interest-bearing deposits	386,512	6,270	2.17%	341,368	8,242	3.23%

Federal funds purchased	—	—	0.00%	0	0	0.00%
Repurchase agreements	1,279	5	0.50%	1,499	5	0.43%
Subordinated debt	7,155	175	3.28%	7,155	209	3.90%
FHLB Advances	53,919	1,423	3.53%	50,000	1,405	3.76%

Total interest bearing liabilities	448,865	7,873	2.35%	400,022	9,861	3.30%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	38,429			37,299
Other noninterest-bearing liabilities	1,941			2,209
Shareholders’ equity	46,169			42,193

Total liabilities and shareholders’ equity	$535,404			$481,723

Net interest spread			2.87%			2.06%

Impact of noninterest-bearing sources			0.30%			0.48%

Net interest margin		$12,227	3.17%		$8,853	2.54%

Ratio of average interest earning assets to average interest-bearing liabilities			114.72%			116.77%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances

Noninterest Income

Total noninterest income was $251 thousand for the third quarter of 2010, compared to $201 thousand for the same period of 2009. Fees on deposits were flat at $71 thousand for the third quarter of 2010 compared to $70 thousand for the comparable period in 2009. Gain on sale of securities was $50 thousand for the third quarter of 2010 as the Company took advantage of higher prices on its investment portfolio. Other noninterest income was also flat for the third quarter of 2010 compared to the third quarter of 2009. For the nine months ending September 30, 2010, total noninterest income was $799 thousand compared to $588 thousand for the comparable period in 2009. The increase was due to gain on sale of investment securities of $216 thousand during the period.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expenses for the third quarter of 2010 totaled $3.2 million, an increase of $626 thousand, compared to $2.5 million for the same period in 2009. Salaries and employee benefits increased $299 thousand due to key additions to the lending and management team (Chief Credit Officer) during 2009 and the first quarter of 2010. The Company incurred $56 thousand in merger costs in the third quarter of 2009 in a transaction which was ultimately terminated in the fourth quarter of 2009. FDIC premiums decreased to $239 thousand for the third quarter of 2010, a reduction of $12 thousand compared to $251 thousand for the comparable period in 2009. Other expenses increased $247 thousand from $372 thousand for the third quarter of 2009 to $619 thousand for the quarter ended September 30, 2010. The primary cause of the increase was an increase in losses on sale of OREO and write-down of existing OREO to more accurately reflect the market value of those assets. Losses for the three months ended September 30, 2010 were $195 thousand compared to $0 thousand in the third quarter of 2009. Occupancy expense decreased $22 thousand for the third quarter of 2010 to $183 thousand from $205 thousand for the comparable period in 2009 as the Company purchased its’ headquarter building in 2010 as compared to renting the building in 2009. Depreciation expense increased $23 thousand to $129 thousand for the three months ended September 30, 2010 as compared to the comparable period in 2009 due to additional depreciation on the headquarters building purchased in 2010. Professional fees increased $153 thousand for the third quarter of 2010 to $185 thousand compared to $32 thousand for the comparable period in 2009 as legal fees were incurred related to problem loans.

For the nine months ended September 30, 2010, total noninterest expense increased $1.7 million from $7.9 million in 2009 to $9.6 million in 2010, a 21.3% increase. Salaries and employee benefits increased 21.8% to $4.3 million for the nine months ended September 30, 2010 from $3.5 million for the comparable period in 2009 due to key additions to the lending and management team. Merger costs decreased $277 thousand as described above. Professional fees increased $291 thousand to $565 thousand as the result of resolution of problem loans. Other expenses increased $888 thousand to $2.0 million for the first nine months of 2010 from $1.1 thousand for the comparable period in 2009 due to losses on sale of OREO and write-downs on OREO totaling $737 thousand for the nine month period ended September 30, 2010, compared to $2 thousand for the comparable period in 2009.

Income Taxes

The income tax expense for the quarter ended September 30, 2010 was $277 million compared to $199 thousand in the same quarter of the prior year, a $78 thousand increase with the increased expense resulting from an increase in income before tax of $310 thousand.

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

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest, and foreclosed properties, were $20.2 million, up from $13.3 million at June 30, 2010 and up from $10.0 million at September 30, 2009. This increase is the result of a depressed economy and a weak real estate market, which has slowed sales of homes. Nonperforming assets are composed largely of loans secured by real estate and repossessed properties in our OREO portfolio. At the end of the third quarter, OREO was $2.9 million down from $3.4 million at December 31, 2009 and compared to $2.6 million at the end of September 2009.

The Company continues to take an aggressive stance as it relates to its loans and troubled assets. During the second quarter of 2010 the Company adjusted its carrying value of OREO by $195 thousand to better reflect the market value of those assets.

Nonaccrual loans were $13.1 million at September 30, 2010, up from $3.6 million at December 31, 2009 and up from $3.9 million at September 30, 2009. The increase reflects the continued deterioration in the economy and our customers’ ability to pay as contractually required.

Loan charge-offs, less recoveries, amounted to $833 thousand for the third quarter of 2010 compared to $107 thousand for the third quarter of 2009. For the third quarter of 2010, the provision for loan losses was $375 thousand compared to $380 thousand for the third quarter of 2009, and compared to $6.3 million for the second quarter of 2010. With the high level of real estate secured debt and the large increase in loan loss reserves, management is confident that we can successfully manage through the economic downturn. We anticipate continued provision expenses as the asset quality dictates the need.

Although the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $11.0 million at September 30, 2010 compared to $6.3 million at September 30, 2009. The ratio of the allowance for loan losses to total loans outstanding at September 30, 2010 was 2.70% compared to 1.60% at September 30, 2009 and 1.64% at December 31, 2009. Loans that were more than 30 days but less than 90 days past due totaled $4.0 million at September 30, 2010, down from $7.4 million at June 30, 2010, up from $1.6 million at December 31, 2009, and up from $377 thousand at September 30, 2009.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

	Sept 30, 2010	Sept 30, 2009	Dec 31, 2009	Dec 31, 2008
	(Dollars in thousands)
Nonaccrual loans	$13,146	$3,936	$3,607	$4,411
Restructured loans	3,390	3,390	3,390	—
Loans past due 90 days and accruing interest	765	—	—	—

Total nonperforming loans	17,301	7,326	6,997	4,411
Other real estate owned	2,851	2,646	3,388	2,158

Total nonperforming assets	$20,152	$9,972	$10,385	$6,569

Allowance for loan losses to period end loans	2.70%	1.60%	1.64%	1.25%
Nonperforming assets to total loans & OREO	4.90%	2.51%	2.55%	1.85%
Nonperforming assets to total assets	3.72%	1.95%	1.96%	1.57%
Allowance for loan losses to nonaccrual loans	83.85%	160.48%	182.98%	99.79%

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

At September 30, 2010, cash and cash equivalents totaled $25.0 million. Investment securities available-for-sale and not pledged totaled $88.1 million, for a total of 16.4% of total assets, which management believe is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including unused unsecured federal funds facilities with three banks totaling $29.5 million and unused available term loans through the FHLB totaling $12.5 million.

Total liquidity and other alternative sources of liquidity totaled $152.2 million at September 30, 2010 if fully utilized, which represents 28.1% of total assets.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At September 30, 2010, pre-approved but unused lines of credit for loans totaled approximately $59.9 million. In addition, we had approximately $6.9 million in financial and performance standby letters of credit at September 30, 2010. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualified as Tier 1 capital. First Capital Bank’s ratios exceed regulatory requirements. As of September 30, 2010, the Company had a Tier 1 risk-based capital ratio of 11.64% and a Total risk-based capital ratio of 13.18%. At December 31, 2009 these ratios were 12.36% and 14.09%, respectively.

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

Item 1. Legal Proceedings – None to report

Item 1A. Risk Factors – Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3. Defaults Upon Senior Securities – Not Applicable

Item 4. (Removed and Reserved)

Item 5. Other Information – None to report

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed November 13, 2006)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed May 22, 2007)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009)

4.3	Warrant to Purchase Shares of Common Stock, dated April 3, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010.

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010.

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

99.3	Certification of John M. Presley Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.3 of Form 10-K filed on March 31, 2010).

99.4	Certification of William W. Ranson Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.3 of Form 10-K filed on March 31, 2010).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date: November 12, 2010	By:	/s/ John M. Presley
John M. Presley
Managing Director and Chief Executive Officer

	By:	/s/ William W. Ranson
William W. Ranson
Chief Financial Officer, Treasurer and Secretary