Form 10-K
period 2010-12-31
FIRST CAPITAL BANCORP, INC.
filed 2011-03-31
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes    ☐  No

Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed based on a sale price of $4.18 for the Bank’s common stock on March 21, 2011 is approximately $10,872,000.

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

Fiscal Year Ended December 31, 2010

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

First Capital Bank operates seven full service branch offices (alternatively referred to herein as “branches” and “offices”), throughout the greater Richmond metropolitan area. Our bank engages in a general commercial banking business, with a particular focus on the needs of small and medium-sized businesses and their owners and key employees, and the professional community.

We continued to experience growth in assets during 2010. As of December 31, 2010, we had assets of $536.0 million, a $5.6 million, or 1.06%, increase from December 31, 2009. The severe economic conditions in the real estate market in 2010 significantly affected our profitability as we made significant additions to our allowance for loan losses during the year. For 2010, our net loss was $2.2 million compared to net income for 2009 of $308 thousand. Our earnings per diluted share for 2010 were a loss of $0.96 (after payment of TARP dividends and accretion of discount) compared to a loss of $0.07 for 2009. The continued deterioration of the real estate market, unemployment and the difficulties of the financial sector will continue to adversely affect our profitability.

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

Our principal executive offices are located at 4222 Cox Road, Glen Allen, Virginia 23060, and our telephone number is (804) 273-1160. We maintain a website at www.1capitalbank.com.

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

Employees

As of March 21, 2011, we had a total of 82 full time equivalent employees. We consider relations with our employees to be excellent. Our employees are not represented by a collective bargaining unit.

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

In the normal course of business, we make various commitments and incur certain contingent liabilities that are disclosed but not reflected in our annual financial statements including commitments to extend credit. At December 31, 2010, commitments to extend credit totaled $60.9 million.

Construction Lending

We make local construction and land acquisition and development loans. Residential houses and commercial real estate under construction and the underlying land secure construction loans. At December 31, 2010, construction, land acquisition and land development loans outstanding were $81.9 million, or 20.6% of total loans. These loans are concentrated in our local markets. Lending activity in this area has been significantly curtailed in the last 18 months due to the overall economy. Because the interest rate charged on these loans usually floats with the market, these loans assist us in managing our interest rate risk. Construction lending entails significant additional risks, compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the value of the building under construction is only estimable when the loan funds are disbursed. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 80% of appraised value in addition to analyzing the creditworthiness of the borrowers. We also obtain a first lien on the property as security for construction loans and typically require personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than loans secured by real property but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. We have a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2010, commercial loans totaled $48.0 million, or 12.1% of the total loan portfolio.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in our market area including commercial buildings and offices, recreational facilities, small shopping centers, churches and hotels. At December 31, 2010, commercial real estate loans totaled $145.4 million, or 36.6% of our total loans. We may lend up to 80% of the secured property’s appraised value. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economic environment. Our commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we typically require personal guarantees or endorsements of the borrowers’ principal owners. In addition, we carefully evaluate the location of the security property.

Residential Real Estate Lending

Residential real estate loans at December 31, 2010, accounted for $118.2 million, or 29.8% of our total loan portfolio. Residential first mortgage loans represent $81.8 million or 69.2% of total residential real estate loans and are primarily made up of investor loans to qualified borrowers leasing property. Multifamily and home equity loans represent $9.9 million and $18.0 million, respectively, and junior liens account for $8.5 million of total residential real estate loans.

All residential mortgage loans originated by us contain a “due-on-sale” clause providing that we may declare the unpaid principal balance due and payable upon sale or transfer of the mortgaged premises. In connection with residential real estate loans, we require title insurance, hazard insurance and if appropriate, flood insurance. We do not require escrows for real estate taxes and insurance.

Consumer Lending

We offer various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, boat loans, deposit account loans, installment and demand loans and credit cards. At December 31, 2010, we had consumer loans of $3.7 million or 0.9% of total loans. Such loans are generally made to customers with whom we have a pre-existing relationship. We currently originate all of our consumer loans in our market area.

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

As of December 31, 2010, we and First Capital Bank both exceeded all capital requirements under all applicable regulations.

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

Recent Legislation

In response to the most recent financial crisis, Dodd-Frank was signed into law on July 21, 2010. The Dodd-Frank legislation centers around, among other things, deposit insurance, consumer financial protection, interchange and debit card processing, and supervision and is further discussed below.

Deposit Insurance

On October 20, 2010, pursuant to Dodd-Frank, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by Dodd-Frank. Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The final rule allows the FDIC to increase or decrease total base assessment rates by no more than 2 basis points from one quarter to the next, and cumulative increases and decreases cannot be 2 basis points higher or lower than the total base assessment rates.

On November 9, 2010 and January 18, 2011, pursuant to Dodd-Frank, the FDIC adopted rules providing for unlimited deposit insurance for traditional noninterest-bearing transaction accounts and Interest on Lawyers Trust Accounts for two years starting December 31, 2010. This coverage applies to all insured deposit institutions and there is no separate FDIC assessment for the insurance. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

On February 7, 2011, the FDIC adopted a final rule, which redefines the deposit insurance assessment base as required by Dodd-Frank; makes changes to assessment rates; implements Dodd-Frank’s DIF dividend provisions; and, revises the risk-based assessment system for all large insured depository institutions, generally, those institutions with at least $10 billion in total assets. It is expected that nearly all of the 7,600-plus institutions with assets less than $10 billion will pay smaller assessments as a result of this final rule. For institutions less than $10 billion the following rules apply:

•	Redefines the deposit insurance assessment base as average consolidated total assets minus average tangible equity;

•	Makes generally conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates;

•	Creates a depository institution debt adjustment;

•	Eliminates the secured liability adjustment; and

•	Adopts a new assessment rate schedule effective April 1, 2011, and, in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels.

This final rule and its total impact on the Company remain unclear at this time. A school of thought regarding the redefined deposit insurance assessment base calculation and the resulting lowered insurance assessments is that it may or may not offset the expected competition for deposits by larger banks, thereby increasing overall deposit competition and increasing the cost of those funds in the marketplace. The Company cannot provide any assurance as to the effect of any proposed change in its deposit insurance premium rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control. The final rule will take effect for the quarter beginning April 1, 2011, and will be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011.

Consumer Financial Protection

Dodd-Frank established a new federal regulatory body named the Bureau of Consumer Financial Protection (“BCFP”), an independent entity within the Federal Reserve system that will assume responsibility for most consumer protection laws. This body issues rules for federal protection laws for banks and non-banks engaged in financial services. The head of this organization is an independent director appointed by the President of the United States and confirmed by the Senate with a dedicated budget paid by the Federal Reserve system. The BCFP will have the authority to supervise, examine, and take enforcement action with respect to institutions greater than $10 billion in assets, nonbank mortgage entities, and other nonbank providers of consumer financial services. Financial institutions with less than $10 billion in assets, like the Company, still have prudential regulatory agencies (i.e. Federal Reserve and SCC) as their lead supervisory bodies, however, the BCFP has the authority to include its examiners in examinations conducted by prudential regulatory agencies. The BCFP will create a national consumer complaint hotline so consumers will have, for the first time, a single toll-free number to report problems with financial products and services. It is in the Company’s best interest to have consumer protections that meet the needs of customers while ensuring that any new regulatory proposals and rules are subjected to cost-benefit analysis and to ensure that other financial services not under the purview of the BCFP (i.e., securities and insurance) are afforded the same protection standards so as not to shift consumers to financial services not subject to the BCFP’s supervision and rules. The impact to the Company as a result of the creation of the BCFP is unknown at this time.

Interchange and debit card processing

Dodd-Frank amended the Electronic Funds Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. In December 2010, the Federal Reserve proposed a new regulation that, in part, establishes standards for determining whether an interchange fee received or charged by an issuer with respect to an electronic debit transaction is reasonable and proportional to the cost incurred by the issuer with respect to the transaction. These new standards would take effect on July 21, 2011 and would apply to companies having assets greater than $10 billion. It is possible that despite the Company’s having fewer assets than $10 billion, the overall market will move to lower pricing due to this mandated pricing and the Company may be negatively impacted. The Federal Reserve is requesting comments on two alternative interchange fee standards that would apply to all covered issuers. One alternative would be based on each company’s costs, with a safe harbor (initially set at 7 cents per transaction) and a cap (initially set at 12 cents per transaction); and the other a stand-alone cap (initially set at 12 cents per transaction). The Federal Reserve believes that if either of these proposed standards becomes the final rule, the maximum allowable interchange fee received by covered issuers for debit card transactions would be more than 70 percent lower than the 2009 average, once the new rule takes effect on July 21, 2011. Under both alternatives, circumvention or evasion of the interchange fee limitations would be prohibited. Estimates of the impact to the Company could be material and if under the stand-alone cap in the current year net income would have been lower by more than 20%. Because of the uncertainty as to the final outcome of the Federal Reserve’s rulemaking process, the Company cannot provide any assurance as to the ultimate impact of the alternative proposals.

Supervision

Dodd-Frank restructures the supervision of holding companies and depository institutions in several ways. It requires (subject to certain exceptions) that capital requirements for holding companies be at least as strict as capital requirements for depository institutions. This is the so-called Collins amendment that, in part, grandfathers existing issues of trust preferred securities but eliminates them as regulatory capital for larger holding companies five and one half years after enactment. Holding companies, like the Company, with less than $15 billion in consolidated assets, are not subject to this new restriction, but new issuances of trust preferred securities do not count as Tier 1 capital. It also enhances the authority of the Federal Reserve to examine non-bank subsidiaries, such as mortgage affiliates, and gives other bank regulators the opportunity to examine and take enforcement action against such entities. Lastly, it establishes a statutory source of strength requirement for both bank and savings and loan holding companies.

Beginning in the third quarter of 2010, a new rule (i.e., a revision to Regulation E) issued by the Federal Reserve prohibits financial institutions from charging consumers fees for paying overdrafts on ATMs and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. The Company cannot provide any definitive assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods. An assessment by management of the fourth quarter activity of 2010 estimated minimal exposure as a result of this new regulation. Even though this rule went into full effect on August 15, 2010, the Company’s net overdraft income was flat from the third quarter to the fourth quarter of 2010. As the Company adds to the existing customer base for these types of products, it is anticipated that any adverse impact would be negligible, if any, in 2011 and beyond.

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

Other Safety and Soundness Regulations

The federal banking agencies have broad powers under current federal law to make prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” All such terms are defined under uniform regulations issued by each of the federal banking agencies. The Bank meets the definition of being “well capitalized” as of December 31, 2010.

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

Filings with the SEC

The Company files annual, quarterly, and other reports under the Securities Exchange Act of 1934 with the SEC. These reports and this Form 10-K are posted and available at no cost on the Company’s investor relations website, http://www.1capitalbank.com, as soon as reasonably practicable after the Company files such documents with the SEC. The information contained on the Company’s website is not a part of this Form 10-K. The Company’s filings are also available through the SEC’s website at www.sec.gov.

ITEM 2. PROPERTIES

Our banking offices are listed below. We conduct our business from the properties listed below. Except for our Ashland, WestMark and Staples Mill Road office, which we own, we lease our other offices under long term lease arrangements. All of such leases are at market rental rates and they are all with unrelated parties having no relationship or affiliation with us.

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

Our corporate office, which we opened in 2003 and purchased in 2010, is located at 4222 Cox Road, Glen Allen, Virginia 23060.

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

The following table shows high and low sale prices for our common stock, as reported to us, for the periods indicated.

2010	High	Low
1st Quarter	$8.50	$4.85
2nd Quarter	9.25	6.35
3rd Quarter	7.45	2.95
4th Quarter	3.73	2.90

2009
1st Quarter	$8.66	$4.50
2nd Quarter	8.71	5.70
3rd Quarter	8.61	6.65
4th Quarter	7.55	4.17

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

There were 2,971,171 shares of the Company’s common stock outstanding at the close of business on December 31, 2010. As of March  29, 2011, there were approximately 625 shareholders of record of our common stock.

ITEM 6. SELECTED FINANCIAL INFORMATION

The following consolidated summary sets forth our selected financial data for the periods and at the dates indicated. The selected financial data for fiscal years have been derived from our audited financial statements for each of the five years that ended December 31, 2010, 2009, 2008, 2007 and 2006. You also should read the detailed information and the financial statements for all of such periods included elsewhere in this Report on Form 10-K.

	At or for the Fiscal Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except ratios and per share amounts)
Income Statement Data:
Interest income	$26,430	$25,401	$24,044	$20,356	$15,263
Interest expense	10,217	12,810	12,996	10,563	7,691

Net interest income	16,213	12,591	11,048	9,793	7,572
Provision for loan losses	8,221	2,285	2,924	676	404

Net interest income after provision for loan losses	7,992	10,306	8,124	9,117	7,168
Noninterest income	1,050	747	744	809	465
Noninterest expense	12,550	10,628	8,560	7,259	5,261

Income before income taxes	(3,508)	425	308	2,667	2,372
Income tax expense (benefit)	(1,336)	117	138	925	801

Net income	($2,172)	$308	$170	$1,742	$1,571

Effective dividend on preferred stock	$678	$503	$0	$0	$0

Net income (loss) available to common shareholders	($2,850)	($195)	$170	$1,742	$1,571

Per Share Data: (1)
Basic earnings per share	($0.96)	($0.07)	$0.06	$0.72	$0.87
Diluted earnings per share	($0.96)	($0.07)	$0.06	$0.71	$0.83
Book value per share	$11.16	$12.14	$11.92	$11.73	$8.72
Balance Sheet Data:
Assets	$536,025	$530,396	$431,553	$351,867	$257,241
Gross loans, net of unearned income	$397,245	$403,720	$372,500	$296,723	$201,585
Deposits	$426,871	$422,134	$334,300	$255,108	$194,302
Shareholders’ equity	$43,675	$46,458	$35,420	$34,859	$15,659
Average shares outstanding, basic	2,971	2,971	2,971	2,414	1,796
Average shares outstanding, diluted	2,971	2,971	2,984	2,469	1,889
Selected Performance Ratios
Return on average assets	-0.41%	0.06%	0.04%	0.61%	0.69%
Return on average equity	-4.74%	0.71%	0.49%	6.80%	10.74%
Efficiency ratio	72.70%	79.68%	72.60%	68.47%	65.46%
Net interest margin	3.20%	2.69%	2.89%	3.54%	3.41%
Equity to assets	8.15%	8.76%	8.21%	9.91%	6.09%
Tier 1 risk-based capital ratio	12.08%	12.36%	10.62%	12.98%	10.39%
Total risk-based capital ratio	13.74%	14.09%	12.41%	14.44%	12.28%
Leverage ratio	9.04%	10.01%	9.62%	12.50%	8.80%
Asset Quality Ratios:
Non-performing loans to period-end loans	6.82%	2.57%	1.18%	0.02%	0.06%
Non-performing assets to total assets	5.54%	1.96%	1.52%	0.01%	0.05%
Net loan charge-offs (recoveries) to average loans	0.92%	0.19%	0.10%	0.01%	0.02%
Allowance for loan losses to loans outstanding at end of period	2.78%	1.64%	1.36%	0.84%	0.91%

(1)	Amounts have been adjusted to reflect a three for two stock split effective December 20, 2005.

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

The difficult economic environment during 2010 and 2009 negatively impacted our financial performance as we realized a net loss of $2.2 million for the year ended December 31, 2010 compared to $308 thousand profit for the year ended December 31, 2009. Net loss available to common shareholders, which deducts from net income the dividends and discount accretion on preferred stock, was a loss of $2.8 million for the year ended December 31, 2010 compared to a loss of $195 thousand a year ago. The key factor affecting the full year 2010 results was an $8.2 million provision to loans losses due to an unstable economic environment resulting in increased charge-offs and nonperforming assets during the year. Return on average common equity for the year ended December 31, 2010 was -4.74%, while return on average assets was -0.41%, compared to 0.71% and 0.06%, respectively, for the year ended 2009.

For the year ended December 31, 2010, assets grew $5.6 million to $536.0 million or 1.06% from $530.4 million at December 31, 2009. Total net loans at December 31, 2010 were $386.2 million, a decrease of $10.9 million, or 2.8%, from the December 31, 2009 amount of $397.1 million. Deposits increased $4.7 million to $426.9 million, or 1.1% from the December 31, 2009 amount of $422.1 million.

We remain well capitalized with capital ratios above the regulatory minimums.

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

First Capital Bank’s critical accounting policy relates to the evaluation of the allowance for loan losses which is based on management’s opinion of an amount that is adequate to absorb probable losses inherent in the Bank’s existing portfolio. The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 Contingencies, which requires that losses be accrued when occurrence is probable and can be reasonably estimated, and (ii) ASC 310 Receivables, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if future economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

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

	Year Ended December 31,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$409,765	$23,308	5.69%	$389,364	$22,925	5.89%
Investment securities:
U.S. Agencies	14,691	580	3.94%	18,172	807	4.44%
Mortgage backed securities	11,751	388	3.30%	11,520	409	3.55%
CMO	28,397	828	2.92%	13,898	478	3.44%
Municipal securities (2)	13,139	815	6.20%	6,741	437	6.48%
Corporate bonds	4,658	224	4.81%	3,398	194	5.71%
Taxable municipal securities	7,979	403	5.05%	3,310	184	5.57%
SBA	1,223	23	1.87%	0	0	0.00%
Other investments	4,535	90	1.99%	4,017	68	1.68%

Total investment securities	86,373	3,351	4.22%	61,056	2,577	4.22%
Federal funds sold & interest bearing deposits	19,696	45	0.23%	24,425	48	0.20%

Total earning assets	$515,834	$26,704	5.18%	$474,845	$25,550	5.38%

Cash and cash equivalents	6,187			5,992
Allowance for loan losses	(8,913)			(5,695)
Other assets	23,196			14,394

Total assets	$536,304			$489,536

Liabilities & Stockholders’ Equity:
Interest checking	$9,239	$34	0.36%	$7,973	$30	0.37%
Money market deposit accounts	146,788	1,783	1.21%	93,177	1,742	1.87%
Statement savings	718	3	0.47%	699	3	0.47%
Certificates of deposit	229,496	6,322	2.75%	246,291	8,885	3.61%

Total interest-bearing deposits	386,241	8,142	2.11%	348,140	10,660	3.06%

Fed funds purchased	—	—	0.00%	—	—	0.00%
Repurchase agreements	1,361	6	0.48%	1,365	6	0.44%
Subordinated debt	7,155	230	3.21%	7,155	266	3.72%
FHLB advances	54,191	1,840	3.39%	50,000	1,879	3.76%

Total interest-bearing liabilities	448,948	10,218	2.28%	406,660	12,811	3.15%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	39,564			37,583
Other liabilities	1,925			2,025

Total liabilities	41,489			39,608
Shareholders’ equity	45,867			43,268

Total liabilities and shareholders’ equity	$536,304			$489,536

Net interest income		$16,486			$12,739

Interest rate spread			2.90%			2.23%

Net interest margin			3.20%			2.68%

Ratio of average interest earning assets to average interest-bearing liabilities			114.90%			116.77%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivlent basis using a 34% tax rate.

Year ended December 31, 2010 compared to year ended December 31, 2009

The decline in the general level of interest rates over the last three years has placed downward pressure on the Company’s yield on earning assets and related interest income. The decline in earning asset yields, however, has been offset principally by repricing of money market accounts and certificates of deposit. The Company also expects net interest margin to be relatively stable over the next several quarters.

Net interest income for the year ended December 31, 2010 increased 28.8% to $16.2 million from $12.6 million for the year ended December 31, 2009. Net interest income increased due to a 55 basis point increase in the net interest margin from 2.68% for the year ended December 31, 2009 to 3.20% for the comparable period of 2010.

Average earning assets increased $41.0 million, or 8.61%, to $515.8 million for 2010 from $474.8 million for 2009. While net loans outstanding decreased $10.9 million, average loans, net of unearned income increased $20.4 million, or 5.2% for 2010 to $409.8 million. The average rate earned on net loans, decreased 20 basis points to 5.69% from 5.89% for the year ended December 31, 2009. The average balance in our securities portfolio increased $25.3 million in 2010 to $86.4 million from $61.1 million in 2009. We used liquidity generated by deposits and TARP funds to mitigate interest rate risk and pick up spreads over the Federal funds rate. Due to rather stable investment rates during the period, the yield on the investment portfolio remained unchanged at 4.22% for 2010 and 2009 resulting in investment income, on a tax equivalent basis, increasing to $3.3 million for 2010 from $2.6 million for 2009. Interest on Federal funds sold decreased from $48 thousand for 2009 to $45 thousand for 2010 as the average balance sold decreased from $24.4 million in 2009 to $19.7 million in 2010. As a result of these changes, the yield on earning assets decreased 20 basis points to 5.18% for 2010 from 5.38% for 2009.

Average deposits increased $38.1 million or 10.9% to $386.2 million for 2010 from $348.1 million for 2009. Interest expense on deposits decreased $2.5 million for 2010 compared to 2009. The average cost of interest-bearing deposits decreased 95 basis points from 3.06% for 2009 to 2.11% for 2010. The decrease in cost of interest-bearing deposits is the result of declining interest rates and change in the mix of deposits. The cost of certificates of deposit decreased 86 basis points from 3.06% for 2009 to 2.11% for 2010. Money market accounts increased on average $53.6 million for 2010 compared to 2009 as the cost decreased from 1.87% to 1.21% for 2010. We expect deposit costs continue to decrease in early 2011 as certificates of deposit reprice and the rate on money market accounts decreased.

Other borrowed money decreased 37 basis points from 3.68% to 3.31% for 2010 primarily due to the restructure of $20.0 million in FHLB advances which reduced the average borrowing cost of $55.0 million in advances from 3.49% to 3.01%.

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

Average deposits increased $80.1 million or 29.9% to $348.1 million for 2009 from $268.1 million for 2008. Interest expense on deposits decreased $11 thousand for 2009 compared to 2008. The average cost of interest-bearing deposits decreased 92 basis points from 3.98% for 2008 to 3.06% for 2009. The decrease in cost of interest-bearing deposits is the result of declining interest rates and change in the mix of deposits. We made a concerted effort to reduce the dependency for funding away from certificates of deposit to other products which more closely matched our assets repricing. As of December 31, 2009, certificates of deposit comprise 57.1% of our deposit base as compared to 75.4% at December 31, 2008. The cost of certificates of deposit decreased 91 basis points from 4.52% for 2008 to 3.61% for 2009. Money market accounts increased on average $54.6 million for 2009 compared to 2008 as the cost increased from 1.84% to 1.87% for 2009. We expect deposit costs continue to decrease in early 2010 as certificates of deposit reprice and the rate on money market accounts decreased.

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

	2010 vs. 2009 Increase (Decrease) Due to Changes in:			2009 vs. 2008 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Earning Assets:
Loans, net of unearned income	$1,202	($820)	$382	$3,431	($2,659)	$772
Investment securities:	1,108	(334)	774	453	422	874
Federal funds sold	(9)	6	(4)	281	(452)	(172)

Total earning assets	2,301	(1,148)	1,152	4,165	(2,689)	1,474

Interest-Bearing Liabilities:
Interest checking	6	(1)	5	(5)	(10)	(15)
Money market deposit accounts	1,001	(969)	32	1,006	25	1,031
Statement savings	—	—	0	(1)	(1)	(2)
Certilficates of deposit	(606)	(1,974)	(2,580)	1,211	(2,236)	(1,025)
Fed funds purchased	—	—	0	(35)	—	(35)
Repurchase agreements	—	1	1	(15)	(11)	(26)
Subordinated debt	—	(37)	(37)	—	(120)	(120)
FHLB advances	158	(201)	(43)	23	(16)	7

Total interest-bearing liabilities	559	(3,181)	(2,622)	2,184	(2,369)	(185)

Change in net interest income	$1,742	$2,033	$3,774	$1,981	($320)	$1,659

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses for the year ended December 31, 2010 was $8.2 million compared to $2.3 million for the year ended December 31, 2009. Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. We are committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in our loan portfolio. This commitment is more fully discussed in the “Asset Quality” section below.

Non-Interest Income

Year ended December 31, 2010 compared to year ended December 31, 2009

Non-interest income has been and will continue to be an important factor for increasing profitability. Management continues to consider areas where non-interest income can be increased.

Non-interest income increased $303 thousand to $1.0 million for the year ended December 31, 2010 compared to $747 thousand for the same period in 2009.

The primary cause of the increase in non-interest income was the sale of securities resulting in a gain of $281 thousand as compared to no gain in 2009. Fees on deposits increased $20 thousand to $277 thousand for the 2010 year compared to $257 for the 2009 year.

Year ended December 31, 2009 compared to year ended December 31, 2008

Non-interest income increased $3 thousand to $747 thousand for the year ended December 31, 2009 compared to $744 thousand for the same period in 2008.

Fees on deposits increased $9 thousand to $257 thousand for the 2009 year compared to $248 for the 2008 year. Other non-interest income decreased $6 thousand for the year 2009 compared to 2008. Components of the decrease are: document prep fees of $19 thousand as a result of decreased loan volume and decrease in gains and fees on sale of mortgages of $28 thousand due to decreases in mortgage loans originated. These reductions were offset by a $31 thousand increase in investment services offered to our customers and $22 thousand increase in fees on letters of credit.

Non-Interest Expense

Year ended December 31, 2010 compared to year ended December 31, 2009

Total noninterest expense increased 18.1% or $1.9 million to $12.5 million for 2010 as compared to $10.6 million for the year 2009. Noninterest expense was 2.6% of average assets for the year ended December 31, 2010.

Salaries and employee benefits increased 21.0% to $5.8 million for the year 2010 as compared to $4.8 million for 2009. Salaries and benefits increased due to key additions to the lending and management team and infrastructure during 2009 and the first quarter of 2010.

Occupancy costs decreased $81 thousand as the result of purchasing the corporate headquarters in 2010, thus eliminating rent expense for most of 2010. This was offset by increases in depreciation of the building acquired as depreciation expense increased 17.1% to $490 thousand for the year ended December 31, 2010 as compared to $419 thousand for 2009

Professional fees increased $296 thousand for the year 2010 to $683 thousand from $387 thousand in 2009. This was primarily the result of increasing legal fees associated with a higher volume of customer work out agreements, foreclosures and settlements in 2010.

Advertising and marketing costs increased $80 thousand to $177 thousand in 2010 from $97 thousand in 2009, as additional marketing and name branding were used in 2010.

Virginia capital stock tax decreased $33 thousand, or 6.38%, to $492 thousand during 2010 from $525 thousand for 2009. The decrease was due to loss in equity of the Bank during the year.

OREO expenses related to revaluation of existing OREO values totaled $674 thousand in 2010 as compared to $0 thousand in 2009 as values in the real estate market continued to deteriorate in 2010.

Other expenses increased $262 thousand to $1.8 million in 2010 from $1.5 million in 2009.

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

Other expenses increased 21.4% or $271 thousand to $1.5 million in 2009 from $1.3 million in 2008. OREO expenses totaled $141 thousand in 2009 as compared to $0 in 2008.

Income Taxes

Our reported income tax benefit was $1.3 million for 2010 and income tax expense was $117 thousand for 2009. Note 11 of our consolidated financial statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and our actual income tax expense. Also included in Note 11 to the consolidated financial statements is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 2010 and 2009.

Financial Condition

Assets

Total assets increased to $536.0 million at December 31, 2010, compared to $530.4 million at December 31, 2009 representing an increase of $5.6 million or 1.1%. Average assets increased 9.6% from $489.5 million for the year ended December 31, 2009 to $536.3 million for the year ended December 31, 2010. Average stockholders’ equity increased 6.0% to $45.9 million for the year ended December 31, 2010 as compared to $43.3 million for the same period in 2009

Loans

Our loan portfolio is the largest component of our earning assets. Total loans, which exclude the allowance for loan losses and deferred loan fees and costs, at December 31, 2010, were $397.2 million, a decrease of $6.4 million from $403.7 million at December 31, 2009. Commercial real estate increased $20.0 million or 15.9% to $145.4 million and represented 36.6% of the portfolio. Real estate construction, land development and other land loans decreased $26.7 million, or 24.6%, to $81.9 million from $108.7 million and represented 20.6% of the portfolio, down from 26.9% at December 31, 2009. Concerted effort continued to be made to lessen our percentage of real estate construction, development and other land loans as a percentage of the total portfolio. The allowance for loan losses was $11.0 million, up 67.2% or 2.78% of total loans outstanding at December 31, 2010 up from 1.64% at December 31, 2009.

Major classifications of loans are as follows:

	2010	2009	2008	2007	2006
	(Dollars in thousands)
Commercial	$48,004	$54,590	$51,138	$44,367	$22,619
Real estate - Construction, land development & other land loans	81,893	108,650	111,753	97,104	58,608
Real estate - Multifamily	9,884	9,164	6,192	4,076	5,935
Real estate - commercial	145,399	125,445	106,796	86,301	63,062
Real estate - 1-4 Residential residential	108,325	101,273	91,122	60,951	49,073
Consumer	3,693	4,542	5,584	4,106	2,387

Total loans	397,198	403,664	372,585	296,905	201,684

Less:
Allowance for loan losses	11,036	6,600	5,060	2,489	1,834
Net deferred fees (costs)	(47)	(56)	85	182	99

Loans, net	$386,209	$397,120	$367,440	$294,234	$199,751

Our average net loan portfolio totaled 79.4% of average earning assets in 2010, down from 82.0% in 2009. Because of the nature of our market, loan collateral is predominantly real estate. At December 31, 2010, the Company had approximately $345.6 million in loans secured by real estate which represents 87.0% of our total loans outstanding as of that date. At December 31, 2010, we had no concentration of loans in any one industry exceeding 10%.

The following table reflects the amount of loans for Commercial loans and Real estate construction as to fixed and variable and repricing or maturity:

	December 31, 2010
	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$25,113	$22,662	$229	$48,004
Real estate construction	15,772	80	—	15,852

Total	$40,885	$22,742	$229	$63,856

Loans with:
Fixed Rates	$9,940	$20,523	$229	$30,692
Variable Rates	30,945	2,219	—	33,164

	$40,885	$22,742	$229	$63,856

Asset Quality

The Company continued to experience deterioration in asset quality during 2010, principally within the builder residential real estate portfolio and the land development portfolio, as the housing market remained soft. While economic indicators suggest the recession has technically ended and there are some signs of increased economic activity, the signals are somewhat mixed and there could be additional deterioration in asset quality in the near term. The magnitude of any such softening is largely dependent upon any lagging impact on commercial real estate, the recovery of residential housing, and the pace at which the economies in the markets we serve recover. The Company does not originate or purchase loans from foreign entities or loans classified by regulators as highly leveraged transactions. The Company’s loan portfolio does not include exposure to option adjustable rate mortgage products, high loan-to-value ratio mortgages, interest only mortgage loans, subprime mortgage loans or mortgage loans with initial teaser rates. The Company does have junior lien mortgages (“second mortgages”), primarily home equity loans. The Company’s second mortgage portfolio is originated within the Company’s footprint and represented approximately 2.1% of the total loan portfolio at December 31, 2010. The Company has low loss experience within this portfolio and is prompted to perform updated valuations upon identification of a borrower weakness. The sources of valuations are appraisals, broker price opinions, and automated valuation models.

While the level of nonperforming assets increased at the end of 2010, the levels are considered manageable by the Company. Resources continue to be devoted specifically to the ongoing review of the loan portfolio and the workouts of problem assets to minimize any losses to the Company. The Company has in place a special assets loan committee, which includes the Company’s Chief Lending Officer, Chief Credit Officer, and other senior lenders and credit officers. This committee formulates strategies, develops action plans, and approves all credit actions taken on significant problem loans. Management continues to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential and commercial real estate, and adjusts the allowance for loan losses accordingly. Historically, and particularly in the current economic environment, the Company seeks to work with its customers on loan collection matters while taking appropriate actions to improve the Company’s position and minimize any losses. These loans are closely managed and evaluated for collection with appropriate loss reserves established whenever necessary.

Net charge-offs for 2010 were $3.8 million, or 0.92%, of average loans outstanding. Net charge-offs included commercial loans of $303 thousand, construction loans of $2.1 million, commercial real estate loans of $530 thousand, and residential real estate $900 thousand. At December 31, 2010, total past due loans were $25.1 million, or 6.3%, of total loans.

At December 31, 2010, non-performing assets increased $22.7 million to $29.7 million at December 31, 2010. The ratio of nonperforming assets to total assets was 5.54% compared to 1.32% at year end 2009. Non-performing assets consists of nonaccrual loans totaling $22.4 million, other impaired loans totaling $3.1 million, 90 days past due and still accruing of $1.6 million and OREO of $2.6 million which are represented by twenty building lots, one house under construction and two parcels of land.

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

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-performing loans	$27,097	$3,607	$4,411	$50	$120
Non-performing assets	$2,615	$3,388	$2,158	$—	$—
Non-performing loans to period end loans	6.82%	0.89%	1.18%	0.02%	0.06%
Non-performing assets to total assets	5.54%	1.32%	1.52%	0.02%	0.06%

The following provides a roll-forward of the OREO activity from the end of 2009 to the end of 2010 (dollars in thousands):

Amounts
Balance, beginning of year	$3,388
Additions	1,246
Capitalized Improvements	23
Valuation Adjustments	(674)
Loss on sale	(40)
Proceeds from sales	(1,328)

Ending balance, - December 31, 2010	$2,615

Allowance for Loan Losses

For a discussion of our accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance, beginning of year	$6,600	$5,060	$2,489	$1,834	$1,460
Loans charge-offs
Commercial	530	340	24	20	21
Real estate - residential	900	8	58	—	—
Real estate - commercial	303	—	—	—	—
Real estate - construction	2,083	402	273	—	10
Consumer	—	5	4	4	—

Total loans charged off	$3,816	$755	$359	$24	$31

Recoveries
Commercial	13	2	5	—	1
Real estate - residential	16	7	—	—	—
Real estate - commercial	2	—	—	—	—
Real estate - construction	—	1	—	—	—
Consumer	—	—	1	3	—

Total recoveries	$31	$10	$6	$3	$1

Net charge-offs	3,785	745	353	21	30
Additions charge to operations	8,221	2,285	2,924	676	404

Balance, end of year	$11,036	$6,600	$5,060	$2,489	$1,834

Ratio of allowance for loan losses to loans outstanding at end of period	2.78%	1.64%	1.36%	0.84%	0.91%
Ratio of new charge-offs (recoveries) to average loans outstanding during the period	0.92%	0.19%	0.10%	0.01%	0.02%

The allowance for loan losses at December 31, 2010 was $11.0 million compared to $6.6 million at December 31, 2009. The allowance for loan losses was 2.78% of total loans outstanding at December 31, 2010 compared to 1.64% at December 31, 2009. The provision for loan losses was $8.2 million for 2010 compared to $2.3 million for 2009. Net charge-offs were $3.8 million for the year ended December 31, 2010 compared to $745 thousand for the year ended December 31, 2009. The portfolio continues to show stress as the economic environment and the real estate market continue to deteriorate and additional provision for loan losses may be required if the downward trend in conditions persists. We have no exposure to sub-prime loans in the portfolio.

The following table shows the balance and percentage of our allowance for loan losses allocated to each major category of loan:

	Commercial & Industrial		Real Estate Residential		Real Estate Construction		Consumer		Total Allowance for Loan Loss
	Allowance for Loan Loss	Percent of Loan in Category to Total Loans	Allowance for Loan Loss	Percent of Loan in Category to Total Loans	Allowance for Loan Loss	Percent of Loan in Category to Total Loans	Allowance for Loan Loss	Percent of Loan in Category to Total Loans
	(Dollars in thousands)
2010	$2,256	12.09%	$5,864	73.28%	$2,902	13.71%	$14	0.93%	$11,036
2009	365	13.52%	3,488	65.26%	2,738	20.09%	9	1.13%	6,600
2008	1,075	13.73%	3,026	61.56%	942	23.22%	17	1.50%	5,060
2007	960	14.94%	937	57.03%	591	26.64%	1	1.38%	2,489
2006	762	11.22%	633	62.09%	437	25.51%	2	1.18%	1,834

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

The market value of the available for sale securities at December 31, 2010 and 2009 was $86.8 million and $77.1 million, respectively. The net unrealized gain after tax on the available for sale securities was $91 thousand at December 31, 2010 as compared to $370 thousand December 31, 2009.

The carrying values of securities available for sale at the dates indicated were as follows:

	December 31,
	2010	2009	2008
	(Dollars in thousands)
Available for Sale
U.S. Government securities	$6,581	$23,467	$17,122
Mortgage-backed and CMO securities	15,022	12,062	6,377
CMO securities	31,044	22,940	2,027
State and political subdivision obligations - tax exempt	11,992	9,364	1,729
State and political subdivision obligations - taxable	12,007	5,797	—
Corporate bonds	6,401	3,488	3,269
SBA securities	3,740	—	—

	$86,787	$77,118	$30,524

Held to Maturity
State and political subdivision obligations - tax exempt	$2,389	$1,453	$1,471

	$2,389	$1,453	$1,471

Restricted equity securities consist primarily of Federal Reserve Bank stock, Federal Home Loan Bank of Atlanta stock and Community Bankers Bank Stock.

Deposits

The following table is a summary of average deposits and average rates paid on those deposits for the periods presented:

	Average Deposits and Rates Paid
	2010		2009		2008
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$39,564	0.00%	$37,583	0.00%	$32,672	0.00%
Interest-bearing deposits
Interest checking	9,239	0.36%	7,973	0.37%	9,213	0.49%
Savings	718	0.47%	699	0.47%	792	0.57%
Money market accounts	146,788	1.21%	93,177	1.87%	38,586	1.84%
Certificates of deposit	229,496	2.75%	246,291	3.61%	219,480	4.52%

	$425,805		$385,723		$300,743

As of December 31, 2010, deposits were $426.9 million, a $4.7 million increase over December 31, 2009 deposits of $422.1 million. Average deposits increased 10.4% or $40.1 million compared to average deposits for the year ended December 31, 2009. Average money market accounts increased 15.9% or $53.6 million to $146.8 million from $93.2 million for the comparable period in 2009. Average certificates of deposit decreased $16.8 million for the year to $229.5 million. Included in the certificates of deposit are $29.2 million (6.8% of total deposits) in brokered deposits at an average cost of 2.17%. We used brokered deposits to extend the maturity of our certificates of deposit to assist in our interest rate risk management.

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

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2009:

	Maturities of Certificates of Deposit of $100,000 and Greater
	Within Three Months	Three to Twelve Months	Over One Year	Total	Percent of Total Deposits
	(Dollars in thousands)
At December 31, 2010	$11,258	$61,815	$66,354	$139,427	32.7%

Borrowings

At December 31, 2010, 2009 and 2008, our borrowings and the related weighted average interest rate were as follows:

	2010		2009		2008
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
Federal funds purchased	$—	0.00%	$—	0.00%	$952	3.66%
Repurchase agreements	1,077	0.50%	1,365	0.44%	2,482	1.31%
Federal Home Loan Bank advances	55,000	3.01%	50,000	3.76%	49,385	3.79%
Subordinated debt	7,155	1.91%	7,155	3.72%	7,155	5.38%

	$63,232		$58,520		$59,974

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

	December 31, 2010
	1 to 90 Days	90 Days to 1 Year	Total 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years		Total
	(Dollars in thousands)
Earning Assets:
Total Loans Excluding Nonaccrual	$86,048	$60,229	$146,277	$90,078	$103,871		$40,463	$380,689
Investment securities	2,455	2,493	4,948	17,839	18,270		48,098	89,155
Federal funds sold	26,002	—	26,002	—	—		—	26,002

Total rate sensitive assets	$114,505	$62,722	$177,227	$107,917	$122,141		$88,561	$495,846

Cumulative totals	114,505	177,227	177,227	285,144	407,285		495,846

Interest-Bearing Liabilities:
Interest checking	$9,826	$—	$9,826	$—	$—		$—	$9,826
Money market accounts	145,281	—	145,281	—	—		—	145,281
Savings deposits	796	—	796	—	—		—	796
Certificates of deposit:	26,639	64,833	91,472	72,126	66,990		—	230,588
Federal funds purchased	—	—	—	—	—		—	—
FHLB borrowing	—	5,000	5,000	25,000	15,000		10,000	55,000
Sub Debt	—	—	—	—	2,000		—	2,000
Trust preferred	5,155	—	5,155	—	—		—	5,155
Other liabilities	1,077	—	1,077	—	—		—	1,077

Total rate sensitive liabilities	188,774	74,833	253,781	122,126	98,990		20,000	494,897

Cumulative totals	$188,774	$263,607	$263,607	$385,733	$484,723		$504,723

Interest sensitivity gap	($74,269)	($12,111)	($76,554)	($14,209)	$23,151		$68,561

Cumulative interest sensitivity gap	($74,269)	($86,380)	($86,380)	($100,589)	($77,438)	-$	8,877

Cumulative interest sensitive gap as a percentage of earning assets	-15.0%	-17.4%	-17.4%	-20.3%	-15.6%		-1.8%

Ratio of cumulative rate sensitive assets to cummulative rate sensitive liabilities	60.7%	67.2%	67.2%	73.9%	84.0%		98.2%

Capital Resources and Dividends

We have an ongoing strategic objective of maintaining a capital base that supports the pursuit of profitable business opportunities, provides resources to absorb risk inherent in our activities and meets or exceeds all regulatory requirements.

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks. The regulatory capital standards categorize assets and off-balance sheet items into four categories that weight balance sheet assets according to risk, requiring more capital for holding higher risk assets. At December 31, 2010 and 2009, our Tier 1 leverage ratio (Tier 1 capital to average total assets) was 9.04% and 10.01% respectively with the minimum regulatory ratio to be well capitalized at 5.00%. Tier 1 risk based capital ratios at December 31, 2010 and 2009 were 12.08% and 12.36% respectively with the minimum regulatory ratio to be well capitalized at 6.00%. Total risk based capital to risk weighted assets at December 31, 2010 and 2009 were 13.74% and 14.09% respectively with the minimum regulatory ratio to be well capitalized at 10.00%. Our capital structure exceeds regulatory guidelines established for well capitalized institutions, which affords us the opportunity to take advantage of business opportunities while ensuring that we have the resources to protect against risk inherent in our business.

	December 31,
	2010	2009	2008
	(Dollars in thousands)
Tier 1 capital:
Common stock	$11,885	$11,885	$11,885
Retained earnings	20,469	23,275	23,339

Total equity	32,354	35,160	35,224
Trust preferred stock	10,523	10,394	—
Warrants	661	661	—
Trust preferred debt	5,155	5,155	5,155

Total Tier 1 capital	48,693	51,370	40,379

Tier 2 capital:
Allowance for loan losses	5,114	5,192	4,797
Subordinated debt	1,600	2,000	2,000

Total Tier 2 capital	6,714	7,192	6,797

Total risk-based capital	55,407	$58,562	$47,176

Risk-weighted assets	$403,203	$415,747	$380,070

Capital ratios:
Tier 1 leverage ratio	9.04%	10.01%	9.62%
Tier 1 risk based capital	12.08	12.36	10.62
Total risk based capital	13.74	14.09	12.41
Tangible equity to assets	6.20	6.80	8.16

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

We also maintain additional sources of liquidity through a variety of borrowing arrangements. The Bank maintains federal funds lines with a large regional money-center banking institution and a local community bankers bank. These available lines currently total approximately $29.5 million, of which there were no outstanding draws at December 31, 2010.

We have a credit line at the Federal Home Loan Bank of Atlanta in the amount of approximately $67.0 million which may be utilized for short and/or long-term borrowing. Advances from the Federal Home Loan Bank totaled $55.0 million at December 31, 2010.

At December 31, 2010, cash, federal funds sold, short-term investments, securities available for pledge or sale and available lines were 36.1% of total deposits.

ITEM 8. FINANCIAL STATEMENTS

The following 2010 Financial Statements of First Capital Bancorp, Inc. are included after the signature pages to this Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition December 31, 2010 and 2009
Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the Years ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last fiscal year.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of the design and effectiveness of its internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Based on our assessment, we believe that, as of

December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Audit Committee Financial Expert. The applicable information contained in the section captioned “Proposal No. 1 – Election of Directors – Audit Committee” in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2011 (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the sections captioned “2010 Audit Committee Report” and “Proposal No. 3 – Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS.

The following exhibits are filed as part of this Form 10-K

No.	Description

2.1	Agreement and Plan of Reorganization dated as of September 5, 2006, by and between First Capital Bancorp, Inc. and First Capital Bank (incorporated by reference to Exhibit 2.1 of Form 8-K 12 g-3 filed on September 12, 2006).

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed on November 13, 2006).

3.2	Amended and Restated bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 22, 2007).

3.4	Articles of Amendment to the Company’s Articles of Incorporation, increasing the number of authorized shares of Common Stock to 30,000,000 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on June 3,2010).

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 6, 2009).

4.1	Specimen Common Stock Certificate of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Form SB-2 filed on March 16, 2007.

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009).

4.3	Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 of Form 8-K filed on April 6, 2009).

10.1	2000 Stock Option Plan (formerly First Capital Bank 2000 Stock Option Plan) (incorporated by reference to Exhibit 10.1 to Amendment No.1 to Form SB-2 filed on April 26, 2007). *

10.2	Amended and Restated Employment Agreement dated December 31, 2008, between First Capital Bank and Robert G. Watts, Jr. (incorporated by reference to Exhibit 10.2 of Form 10-K filed on March 31, 2009).*

10.3	Amended and Restated Change in Control Agreement dated September 15, 2006, between First Capital Bank and William W. Ranson (incorporated by reference to Exhibit 10.3 of Amendment No.1 to Form SB-2 filed on April 26, 2007).*

10.4	Employment Agreement dated December 31, 2008, between First Capital Bancorp. Inc. and John M. Presley (incorporated by reference to Exhibit 10.4 of Form 10-K filed on March 31, 2009).*

10.5	Change in Control Agreement dated April 14, 2009, between First Capital Bank and K. Bradley Hildebrandt (incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 16, 2009).*

10.6	Form of Change in Control Agreement dated April 1, 2009, between First Capital Bank and each of William D. Bein, Katherine K. Wagner, Richard McNeil, Ralph Ward, Jr., James E. Sedlar and Barry P. Almond (incorporated by reference to Exhibit 10.6 of Form 10-Q filed on August 14, 2009). *

10.7	Letter Agreement, dated as of April 3, 2009, by and between First Capital Bancorp, Inc., and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 in Form 8-K filed on April 6, 2009).

10.8	Side Letter Agreement dated April 3, 2009, by and between First Capital Bancorp, Inc. and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 6, 2009).

10.9	Form of Waiver (incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 6, 2009).

10.10	Form of Waiver (incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 6, 2009).

10.11	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Form S-8 filed on September 3, 2010).

10.12	Split Dollar Life Insurance Agreement dated as of February 1, 2011, by and between First Capital Bancorp, Inc. and Gary A. Armstrong*

10.13	Supplemental Executive Retirement Plan Agreement dated as of February 1, 2011, by and between First Capital Bancorp, Inc. and Gary A. Armstrong*

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Form SB-2 filed on March 16, 2007).

23.1	Consent of Cherry Bekaert & Holland, L.L.P., independent registered public accounting firm.

24	Power of Attorney (included on signature page).

31.1	Certification of John M. Presley, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2010.

31.2	Certification of William W. Ranson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2010.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

99.3	Certification of John M. Presley Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.4	Certification of William W. Ranson Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

*	Management contract or compensation plan or arrangement.

Exhibits to Form 10-K; Financial Information

A copy of any of the exhibits to this Report on Form 10-K and copies of any published annual or quarterly reports will be furnished without charge to the stockholders as of the record date, upon written request to William W. Ranson, Senior Vice President & Chief Financial Officer, 4222 Cox Road, Glen Allen, Virginia 23060.

Annual Stockholders’ Meeting

The Annual Meeting of stockholders will be held at 4:30 p.m. on Wednesday, May 18, 2011 at Hilton Richmond Hotel & SPA/Short Pump, 12042 West Broad Street, Richmond, Virginia.

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

FIRST CAPITAL BANCORP, INC.

Date: March 31, 2011	By:	/s/ John M. Presley
John M. Presley.
Managing Director and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Date: March 31, 2011	/s/ John M. Presley
John M. Presley.
Managing Director and Chief Executive Officer and Director

Date: March 31, 2011	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President and Director

Date: March 31, 2011	/s/ William W. Ranson
William W. Ranson
Senior Vice President and CFO (Principal Accounting and Financial Officer)

Date: March 31, 2011	/s/ Gerald Blake
Gerald Blake, Director

Date: March 31, 2011	/s/ Grant S. Grayson
Grant S. Grayson, Director

Date: March 31, 2011	/s/ Yancey S. Jones
Yancey S. Jones, Director

Date: March 31, 2011	/s/ Joseph C. Stiles, Jr.
Joseph C. Stiles, Jr., Director

Date: March 31, 2011	/s/ Richard W. Wright
Richard W. Wright, Director

Date: March 31, 2011	/s/ Gerald H. Yospin
Gerald H. Yospin, Director

Date: March 31, 2011	/s/ Debra L. Richardson
Debra L. Richardson, Director

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements

For the Years Ended

December 31, 2010 and 2009

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

And Stockholders

First Capital Bancorp, Inc.

Richmond, Virginia

We have audited the accompanying consolidated statements of financial condition of First Capital Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital Bancorp, Inc. and subsidiary as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Richmond, Virginia

March 30, 2011

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$6,210,383	$7,919,612
Interest-bearing deposits in other banks	26,157,038	22,747,000
Federal funds sold	—	1,000,000
Investment securities:
Available for sale, at fair value	86,786,676	77,118,370
Held to maturity, at cost	2,389,391	1,452,947
Restricted, at cost	4,668,789	4,158,289
Loans, net of allowance for losses	386,208,792	397,120,098
Other real estate owned	2,614,828	3,387,712
Premises and equipment, net	11,400,268	7,118,591
Accrued interest receivable	2,061,532	2,292,742
Deferred tax asset	3,530,265	1,435,267
Prepaid FDIC premiums	2,206,038	3,135,649
Other assets	1,791,035	1,509,486

Total assets	$536,025,035	530,395,763

LIABILITIES
Deposits
Noninterest-bearing	$40,379,369	$37,554,667
Interest-bearing	386,491,424	384,579,427

Total deposits	426,870,793	422,134,094

Accrued expenses and other liabilities	2,248,185	3,413,338
Securities sold under repurchase agreements	1,076,521	1,234,901
Subordinated debt	7,155,000	7,155,000
Federal Home Loan Bank advances	55,000,000	50,000,000

Total liabilities	492,350,499	483,937,333

STOCKHOLDERS’ EQUITY
Preferred stock, $4.00 par value (2,000,000 authorized shares; 10,958 issued and outstanding: Series A: $1,000 Stated Value Fixed Rate Cumulative Perpetual Preferred, respectively	43,832	43,832
Common stock, $4.00 par value (5,000,000 authorized shares; 2,971,171 issued and outstanding, respectively	11,884,684	11,884,684
Additional paid-in capital	29,739,129	29,696,114
Retained earnings	1,643,335	4,493,471
Warrants	660,769	660,769
Discount on preferred stock	(434,494)	(564,395)
Accumulated other comprehensive income, net of tax	137,281	243,955

Total stockholders’ equity	43,674,536	46,458,430

Total liabilities and stockholders’ equity	$536,025,035	$530,395,763

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Years Ended December 31, 2010 and 2009

	December 31,
	2010	2009
Interest income
Loans	$23,308,551	$22,925,135
Investments:
Taxable interest income	2,444,836	2,072,139
Tax exempt interest income	537,931	288,446
Dividends	93,425	67,420
Federal funds sold and interest bearing deposits	45,206	48,354

Total interest income	26,429,949	25,401,494

Interest expense
Deposits	8,141,541	10,665,696
FHLB advances	1,839,682	1,878,559
Subordinated debt and other borrowed money	236,133	266,441

Total interest expense	10,217,356	12,810,696

Net interest income	16,212,593	12,590,798
Provision for loan loss	8,220,920	2,285,000

Net interest income after provision for loan loss	7,991,673	10,305,798

Noninterest income
Fees on deposits	277,114	257,311
Gain on sale of securities	280,931	—
Other	491,742	489,648

Total noninterest income	1,049,787	746,959

Noninterest expenses
Salaries and employee benefits	5,777,380	4,773,711
Merger costs	—	284,542
Occupancy expense	717,964	799,043
Data processing	735,423	703,060
Professional services	683,280	386,815
Advertising and marketing	176,711	97,054
FDIC assessment	1,000,380	1,099,092
Virginia franchise tax	492,000	525,000
Write-down of OREO	674,000	—
Depreciation	489,892	418,511
Other expenses	1,802,765	1,541,164

Total noninterest expense	12,549,795	10,627,992

Net income (loss) before provision for income taxes	(3,508,335)	424,765
Income tax (benefit) expense	(1,336,000)	117,200

Net income (loss)	($2,172,335)	$307,565

Effective dividend on preferred stock	677,801	502,733
Net income (loss) available to common shareholders	($2,850,136)	($195,168)

Basic loss per common share	$(0.96)	$(0.07)

Diluted loss per common share	$(0.96)	$(0.07)

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years Ended December 31, 2010 and 2009

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Warrants	Discount on Preferred Stock	Accumu- lated Other Compre- hensive Income (Loss)	Total
Balance January 1, 2009	$—	$11,884,684	$18,650,379	$4,688,639	$—	$—	$195,870	$35,419,572
Net income	—	—	—	307,565	—	—	307,565	307,565
Other comprehensive income
Unrealized holding gain arising during period, (net of tax, $24,771)	—	—	—	—	—	—	48,085	48,085

Total comprehensive income							$355,650

Issuance of preferred stock	43,832		10,914,168		660,769	(660,769)		10,958,000
Cost associated with preferred stock			(24,272)					(24,272)
Preferred stock dividend				(406,359)				(406,359)
Accretion of discount on preferred stock				(96,374)		96,374		—
Stock based compensation	—	—	155,839	—	—	—		155,839

Balance December 31, 2009	$43,832	$11,884,684	$29,696,114	$4,493,471	$660,769	($564,395)	$243,955	$46,458,430

Balance January 1, 2010	$43,832	$11,884,684	$29,696,114	$4,493,471	$660,769	($564,395)	$243,955	$46,458,430
Net (loss)	—	—	—	(2,172,335)	—	—	(2,172,335)	(2,172,335)
Other comprehensive loss
Unrealized holding loss arising during period, (net of tax, $54,953)	—	—	—	—	—	—	(106,674)	(106,674)

Total comprehensive loss							($2,279,009)

Preferred stock dividend	—	—	—	(547,900)	—	—		(547,900)
Accretion of discount on preferred stock	—	—	—	(129,901)	—	129,901		—
Stock based compensation	—	—	43,015	—	—	—		43,015

Balance December 31, 2010	$43,832	$11,884,684	$29,739,129	$1,643,335	$660,769	($434,494)	$137,281	$43,674,536

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Year Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities
Net loss	$(2,172,335)	$307,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	8,220,920	2,285,000
Write-down of OREO	674,000	—
Depreciation of premises and equipment	489,892	418,511
Stock based compensation expense	43,015	155,839
Deferred income taxes	(2,040,045)	(507,485)
Gain on sale of securities	(280,931)	—
Loss on sale of OREO	40,000	—
Net amortization of bond premiums/discounts	674,560	356,589
Increase (decrease) in other assets	648,062	(3,797,424)
Decrease (increase) in accrued interest receivable	231,210	(487,937)
Increase (decrease) in accrued expenses and other liabilities	(1,165,153)	887,382

Net cash provided by (used in) operating activities	5,363,195	(381,960)

Cash flows from investing activities
Proceeds from maturities and calls of securities	16,450,000	5,700,000
Proceeds from paydowns of securities available-for-sale	13,559,161	7,611,946
Purchase of securities available-for-sale	(50,858,997)	(60,190,099)
Sale of securities available-for-sale	9,689,830	—
Sale of OREO	1,328,000	—
Improvements in OREO	(23,116)	—
Purchase of FHLB Stock	(242,800)	(143,800)
Purchase of Federal Reserve Stock	(267,700)	(210,450)
Purchases of premises and equipment	(4,771,569)	(322,442)
Net decrease (increase) in loans	1,444,386	(33,194,613)

Net cash used in investing activities	(13,692,805)	(80,749,458)

Cash flows from financing activities
Net increase in demand, savings and money market accounts	15,179,330	98,929,243
Advances from FHLB	5,000,000	—
Issuance of preferred stock to U.S. Treasury, net of related expenses	—	10,933,728
Dividends on preferred stock	(547,900)	(406,359)
Net decrease in certificates of deposit	(10,442,631)	(11,095,189)
Net increase (decrease) in repurchase agreements	(158,380)	(917,727)

Net cash provided by financing activities	9,030,419	97,443,696

Net increase in cash and cash equivalents	700,809	16,312,278
Cash and cash equivalents, beginning of period	31,666,612	15,354,334

Cash and cash equivalents, end of period	$32,367,421	$31,666,612

Supplemental disclosure of cash flow information
Interest paid during the period	$10,263,130	$12,774,959

Taxes paid during the period	$825,000	$724,283

Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$1,246,000	$1,416,852

Unrealized gain on securities available for sale	$161,627	$369,629

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

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

The Company has one other wholly owned subsidiary, FCRV Statutory Trust 1 (the “Trust”), a Delaware Business Trust that was formed in connection with the issuance of trust preferred debt in September, 2006. Pursuant to current accounting standards, the Company does not consolidate the Trust.

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

Years Ended December 31, 2010 and 2009

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

Years Ended December 31, 2010 and 2009

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

Bank-owned life insurance – During 2010, the Bank purchased life insurance on a key employee in the face amount of $1,000,000. This policy is recorded at its cash surrender value and reported in other assets on the balance sheet. The cash surrender value at December 31, 2010 was $448,006. Income generated from this policy is recorded as noninterest income

Income taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Advertising costs – Advertising costs are expensed in the period they are incurred and amounted to $176,711 and $97,054 for December 31, 2010 and 2009, respectively.

Stock Based Compensation – Effective January 1, 2006, the Company adopted ASC 718 (formerly SFAS No. 123R) Stock Compensation. This statement requires the costs resulting from all share-based payments to employees, including grants of employee stock options, be recognized as compensation in the financial statements.

Note 2 – Restrictions of cash

To comply with Federal Reserve regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $352,000 for the week including December 31, 2010 and $255,000 for the week including December 31, 2009.

Note 3 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities are as follows:

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

	December 31, 2010
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Available-for-sale
U.S. Government agencies	$6,532,851	$48,439	$—	$6,581,290
Mortgage-backed securities	14,834,604	346,624	159,511	15,021,717
Corporate bonds	6,411,962	20,519	31,318	6,401,163
CMO securities	30,586,678	567,898	110,961	31,043,615
State and political subdivisions - taxable	12,319,449	105,896	418,673	12,006,672
State and political subdivisions - tax exempt	12,149,884	88,256	245,851	11,992,289
SBA - Guarantee portion	3,742,730	12,204	15,004	3,739,930

	$86,578,158	$1,189,836	$981,318	$86,786,676

	December 31, 2009
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Available-for-sale
U.S. Government agencies	$23,610,035	$132,274	$274,915	$23,467,394
Mortgage-backed securities	11,820,972	276,457	35,382	12,062,047
Corporate bonds	3,406,512	112,519	31,416	3,487,615
CMO securities	22,699,676	284,645	44,299	22,940,022
State and political subdivisions - taxable	5,936,082	50,463	189,465	5,797,080
State and political subdivisions - tax exempt	9,274,947	147,675	58,410	9,364,212

	$76,748,224	$1,004,033	$633,887	$77,118,370

	December 31, 2010
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Held-to-maturity
Tax-exempt municipal bonds	$2,389,391	$53,444	$80,888	$2,361,947

	$2,389,391	$53,444	$80,888	$2,361,947

	December 31, 2009
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Held-to-maturity
Tax-exempt municipal bonds	$1,452,947	$84,507	$—	$1,537,454

	$1,452,947	$84,507	$—	$1,537,454

The amortized cost, weighted average yield and estimated fair value of debt securities at December 31, 2010, by contractual maturity, were as follows:

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

	Amortized Cost	Weighted Average Tax Equivalent Yield	Fair Value
Available-for-sale
Due in one year or less	$—		$—
Due after one year through five years	4,387,130	3.60%	4,399,329
Due after five through ten years	17,923,900	4.31%	18,073,572
Due after ten years	64,267,128	3.91%	64,313,775

Total	$86,578,158	3.98%	$86,786,676

Held-to-maturity
Due after ten years	$2,389,391	7.00%	$2,361,947

Total	$88,967,549	4.06%	$89,148,623

The following table details unrealized losses and related fair values in the Company’s available-for-sale investment securities portfolios. All unrealized losses on investment securities are a result of volatility in the market during 2010 and 2009. At December 31, 2010 there was 49 out of 131 securities with fair values less than amortized cost primarily in municipal securities and corporate bonds. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses and the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses. This information is aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010 and 2009:

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets:
Mortgage-backed securities	$6,050,579	$159,511	$—	—	$6,050,579	$159,511
Corporate bonds	5,336,726	31,318	—	—	5,336,726	31,318
CMO securities	6,545,351	110,961	—	—	6,545,351	110,961
State & political subdivisions-taxable	10,010,637	418,673	—	—	10,010,637	418,673
State & political subdivisions-tax exempt	8,918,277	326,739			8,918,277	326,739
SBA	2,073,125	15,004	—	—	2,073,125	15,004

All securities	$38,934,695	$1,062,206	$—	$—	$38,934,695	$1,062,206

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets:
U.S. Government agencies	$10,419,951	$189,472	$2,906,250	$85,443	$13,326,201	$274,915
Mortgage-backed securities	1,470,442	35,382	—	—	1,470,442	35,382
Corporate bonds	968,432	5,592	448,900	25,824	1,417,332	31,416
CMO securities	4,562,551	44,299	—	—	4,562,551	44,299
State & political subdivisions-taxable	4,229,179	189,465	—	—	4,229,179	189,465
State & political subdivisions-tax exempt	4,272,085	58,410	—	—	4,272,085	58,410

All securities	$25,922,640	$522,620	$3,355,150	$111,267	$29,277,790	$633,887

Restricted equity securities consist of Federal Reserve Bank stock in the amount of $1,309,750 and $1,042,050, Federal Home Loan Bank of Atlanta stock in the amount of $3,269,700 and $3,026,900, Community Bankers Bank stock in the amount of $62,750 and $62,750, and an equity investment in Infinex in the amount of $9,500 as of December 31, 2010 and 2009. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of its outstanding capital.

The remainder of restricted securities consists of investments in a Limited Liability Company that provides title insurance services to the Bank’s customers. Investment in this Limited Liability Company was $17,089 as of December 31, 2010 and 2009, respectively.

Securities with a market value of approximately $4,934,000 and $5,177,000 were pledged as collateral at December 31, 2010 and 2009, respectively to secure purchases of federal funds, repurchase agreements, collateral for customer’s deposits and collateral to secure public deposits.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Note 4 – Loans

Major classifications of loans are as follows:

	December 31,
	2010	2009
	Amount	Amount
Commercial	$48,004,443	$54,590,024
Real estate - residential	145,661,487	137,981,388
Real estate - commercial	145,399,093	125,444,710
Real estate - construction	54,440,560	81,106,396
Consumer	3,692,687	4,541,791

Total loans	397,198,270	403,664,309
Less:
Allowance for loan losses	11,036,134	6,600,360
Net deferred (income) costs	46,656	56,149

Loans, net	$386,208,792	$397,120,098

The following table shows the Company’s class types that are past due, current and greater than 90 days and still accruing at December 31, 2010:

	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Current Loans	Total
	(Dollars in thousands)
Commercial	$—	$993	$5,615	$41,396	$48,004
Real Estate
Residential	735	564	11,972	132,390	145,661
Commercial	—	—	355	145,044	145,399
Construction	492	—	4,413	49,536	54,441
Consumer	10	—	—	3,683	3,693

Total	$1,237	$1,557	$22,355	$372,049	$397,198

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

The following table provides details of the Company’s loan portfolio internally assigned grade at December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial	$36,318	$3,884	$7,802	$—	$—	$48,004
Real Estate
Residential	109,950	13,226	22,440	45	—	145,661
Commercial	132,060	12,180	1,159	—	—	145,399
Construction	19,394	19,884	15,163	—	—	54,441
Consumer	3,415	188	90	—	—	3,693

	$301,137	$49,362	$46,654	$45	$—	$397,198

These credit quality indicators are defined as follows:

Pass – A pass rated asset is not adversely classified because it does not display any of the characteristics for adverse classification.

Special mention – A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, such potential weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention assets are not adversely classified and do not warrant adverse classification.

Substandard – A substandard asset is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets classified as substandard generally have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These assets are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Doubtful – An asset classified doubtful has all the weaknesses inherent in an asset classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.

Loss – Assets classified loss are considered uncollectible and of such little value that their continuing to be carried as an asset is not warranted. This classification is not necessarily equivalent to no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be effected in the future.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

The following table provides details regarding impaired loans by segment and class at December 31, 2010:

	Recorded Balance in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance
	(Dollars in thousands)
With no related allowance:
Commercial	$543	$544	$—
Real Estate
Residential	4,183	4,263	—
Commercial	—	—	—
Construction	1,576	2,669	—
Consumer	—	—	—

Total	$6,302	$7,476	$—

With an allowance:
Commercial	$5,072	$5,088	$1,912
Real Estate
Residential	8,945	8,965	2,927
Commercial	355	367	138
Construction	4,866	4,881	741
Consumer	—	—	—

Total	$19,238	$19,301	$5,718

Total:
Commercial	$5,615	$5,632	$1,912
Real Estate
Residential	13,128	13,228	2,927
Commercial	355	367	138
Construction	6,442	7,550	741
Consumer	—	—	—

Total	$25,540	$26,777	$5,718

A summary of the transactions affecting the allowance for loan losses follows:

	2010	2009
Balance, beginning of year	$6,600,360	$5,060,433
Provision for loan losses	8,220,920	2,285,000
Recoveries	31,074	9,961
Charge-offs	(3,816,220)	(755,034)

Balance, end of year	$11,036,134	$6,600,360

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

The following is a summary of information pertaining to impaired loans:

	2010	2009
Impaired loans with related allowance	$19,237,897	$12,279,027

Allowance on impaired loans	$5,717,999	$1,969,728

Average balance of impaired loans	$12,591,130	$8,670,057

Interest income recognized and collected on impaired loans	$94,587	$553,248

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans amounted to $22,354,760 and $3,606,897 at December 31, 2010 and 2009. The allowance for nonaccrual loans amounted to $4,969,999 and $1,408,005 at December 31, 2010 and 2009. If interest on these loans had been accrued such income would have approximated $872,767 and $308,326, respectively. Excluding the nonaccrual loans, there was $1,556,845 in loans past due 90 days or more and still accruing at December 31, 2010. No loans were past due 90 days or more at December 31, 2009 and still accruing. At December 31, 2010 and 2009, there were $3,390,174 and $3,390,201 of troubled debt restructurings, respectively, with specific valuation allowances of such loans in the amounts of $1,122,000 and $747,301, respectively.

Note 5 - Premises and equipment

Major classifications of these assets are summarized as follows:

	December 31,
	2010	2009
Land	$4,378,000	$3,470,036
Building	5,060,730	2,435,364
Furniture and equipment	2,781,221	2,419,428
Leasehold improvements	1,723,071	846,627

	13,943,022	9,171,455
Less acculumated depreciation	2,542,754	2,052,864

Premises and equipment, net	$11,400,268	$7,118,591

Accumulated depreciation and amortization at December 31 was as follows:

	2010	2009
Building	$244,516	$131,635
Furniture and equipment	1,715,672	1,446,026
Leasehold improvements	582,566	475,203

	$2,542,754	$2,052,864

Certain Company premises and equipment are leased under various operating leases. Rental expense was $441,142 and $623,136 in 2010 and 2009, respectively.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Future minimum payments, by year and in the aggregate for operating leases with initial or remaining terms in excess of one year as of December 31, 2010 are as follows:

2011	$303,421
2012	164,337
2013	85,546
2014	86,829
2015	88,132
Thereafter	225,984

$954,249

Note 6 - Deposits

Major categories of deposits at December 31, 2010 and 2009 follow:

	2010		2009
	Amount	Average Rate	Amount	Average Rate
Noninterest-bearing deposits
Demand deposits	$40,379,370	0.00%	$37,554,667	0.00%
Interest-bearing deposits
Money market and NOW accounts	155,903,882	0.86%	143,549,255	1.56%
Certificates of deposit
Less than $100,000	91,160,677	2.48%	108,072,019	3.01%
Greater than $100,000	139,426,864	2.77%	132,958,153	2.90%

	$426,870,793		$422,134,094

Time deposits will mature as follows:

2011	$91,471,846
2012	47,728,870
2013	24,396,777
2014	32,046,932
2015	34,943,116

$230,587,541

The aggregate amount of deposits exceeding $100,000 was $275,647,181 and $252,969,000 at December 31, 2010 and 2009, respectively.

The Company classifies deposit overdrafts as other consumer loans which totaled $67 thousand at December 31, 2010 and $17 thousand at December 31, 2009.

In the normal course of business, the Company has received deposits from directors and executive officers. At December 31,

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

2010 and 2009, deposits from directors and executive officers were approximately $4.4 million and $14.7 million. All such deposits were received in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with unrelated persons.

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

Advances from the FHLB at December 31, 2010 consist of the following:

Advance Amount	Interest Rate	Maturity	Callable
$5,000,000	0.79%	9/1/2011	—
5,000,000	2.35%	2/1/2013	Quarterly
5,000,000	2.68%	9/23/2013	—
5,000,000	3.03%	9/23/2013	—
5,000,000	3.17%	9/23/2014	—
5,000,000	3.15%	9/23/2014	—
5,000,000	2.60%	2/2/2015	Quarterly
5,000,000	3.95%	4/13/2015	Quarterly
5,000,000	3.71%	6/24/2015	—
5,000,000	4.27%	1/27/2016	—
5,000,000	2.95%	12/6/2017	Quarterly

$55,000,000	3.01%

Aggregate annual maturities of FHLB advances (based on final maturity dates) are as follows:

2011	$5,000,000
2012	—
2013	15,000,000
2014	10,000,000
2015	15,000,000
2016	5,000,000
2017	5,000,000

$55,000,000

During September 2010, the Company restructured $20.0 million in FHLB advances in which the interest rate was reduced from an average of 4.37% to 3.05% on the $20.0 million in advances. The maturities were extended by on average,

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

approximately 1 year and ten months.

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

	2010	2009
Maximum outstanding during the year
FHLB advances	$55,000,000	$50,000,000
Federal funds purchased	—	—
Repurchase agreements	2,979,263	3,403,247
Balance outstanding at end of year
FHLB advances	55,000,000	50,000,000
Federal funds purchased	—	—
Repurchase agreements	1,076,521	1,234,901
Average amount outstanding during the year
FHLB advances	54,191,781	50,000,000
Federal funds purchased	—	—
Repurchase agreements	1,360,785	1,365,487
Average interest rate during the year
FHLB advances	3.39%	3.76%
Federal funds purchased	—	—
Repurchase agreements	0.48%	0.44%
Average interest rate at end of year
FHLB advances	3.01%	3.71%
Federal funds purchased	—	—
Repurchase agreements	0.50%	0.50%

Note 8 – Subordinated debt

On December 15, 2005, $2.0 million of subordinated debt was issued through a pooled underwriting. The securities have a fixed rate for five years, converting to three month LIBOR plus 1.37% effective December 13, 2010, and is payable quarterly. The interest rate at December 31, 2010 was 1.67%. The securities may be redeemed at par beginning December 2010 and each quarter after such date until the securities mature on December 31, 2015.

The subordinated debt may be included in Tier 2 capital for regulatory capital adequacy determination purposes up to 50% of Tier 1 capital.

Note 9 – Cumulative Perpetual Preferred Stock

Under the United States Treasury’s Capital Purchase (CCP), the Company issued $10,958,000 in Cumulative Perpetual Preferred Stock, Series A, in April 2009. In addition, the Company provided warrants to the Treasury to purchase 250,947 shares of the Company’s common stock at an exercise price of $6.55 per share. These warrants are immediately exercisable

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

and expire ten years from the date of issuance. The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are redeemable at the option of the Company subject to regulatory approval.

Based on Black-Scholes options pricing model, the common stock warrants have been assigned a fair value of $2.27 per share or $660,769 in the aggregate as of April 2009. As a result, $660,769 has been recorded as the discount on the preferred stock and will be accreted as a reduction in net income available for common shareholders over the next five years at approximately $130,000 per year. Correspondingly, $10,297,000 has been assigned to the preferred stock. Through the discount accretion over the next five years, the preferred stock will be accreted up to the redemption amount of $10,958,000. For purposes of these calculations, the fair value of the common warrants as of April 2009 was estimated using the Black-Scholes option pricing model and the following assumptions:

Risk-free interest rate	2.34%
Expected life of warrants	5 years
Expected divident yield	0%
Expected volatility	35%

The Company’s computation of expected volatility is based on weekly historical volatility since April 2003. The risk-free interest rate is based on the market yield for five year U.S. Treasury securities as of April 2009.

Note 10 – Trust Preferred Securities

On September 9, 2006, FCRV Statutory Trust I (the “Trust”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 21, 2006, $5,155,000 of Trust Preferred Capital Notes were issued through a pooled underwriting. The Trust issued $155,000 in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.70%) which adjusts, and is payable quarterly. The interest rate at December 31, 2010 was 2.00%. The securities may be redeemed at par beginning on September 15, 2011 and each quarter after such date until the securities mature on September 15, 2036. The principal asset of the Trust is $5,155,000 of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 11 - Income taxes

Current accounting standards provides a comprehensive model for how we should recognize, measure, present, and disclose uncertain tax positions in our financial statements that we have taken or expect to take on our tax return. The Company does not have any unrecognized tax benefits as defined by accounting standards and therefore there was not effect on our financial position or results of operations as a result of implementing the standard. If they were to arise, interest and penalties associated with unrecognized tax positions will be classified as additional income taxes in the statement of income. Tax returns for all years 2007 and thereafter are subject to possible future examinations by tax authorities.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	2010	2009
Deferred tax assets:
Allowance for Loan Losses	$3,622,555	$2,106,394
Stock based compensation	88,119	73,494
OREO impairment	168,945	—
Nonaccrual loans	366,084	—

	4,245,703	2,179,888

Deferred tax liabilities:
Depreciation	250,054	205,365
Unrealized holding gain on available-for-sale securities	71,236	126,189
Deferred loan costs	324,062	335,574
Prepaids	21,683	27,473
Other	48,403	50,020

	715,438	744,621

Net deferred tax asset	$3,530,265	$1,435,267

A reconciliation of the federal taxes at statutory rates to the tax provision for the year ended December 31, 2010 and 2009 is as follows:

	2010	2009
Federal statutory rate	($1,192,834)	$144,420
Tax-exempt interest income	(166,437)	(86,075)
Nondeductible expenses	16,331	15,499
Stock based compensation	—	24,282
BOLI cash surrender value	(4,762)	—
Miscellaneous	11,702	19,074

Provision for income taxes expense	($1,336,000)	$117,200

Income tax attributable to income before income tax expense is summarized as follows:

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

	2010	2009
Current federal income tax expense	$701,824	$642,627
Deferred federal income tax expense	(2,037,824)	(525,427)

Total	($1,336,000)	$117,200

Note 12 - Related party transactions

In the normal course of business, the Company has made loans to its officers and directors. Total loans at December 31, 2010 amounted to approximately $10,989,000 (including a $50,000 loan made to an officer prior to becoming an employee in 2005 and excluding $1,839,000 in loans to a Director that retired in 2010) of which approximately $1,601,000 represents unused lines of credit. Total loans to these persons at December 31, 2009 amounted to $12,672,000 of which $1,028,000 represented unused lines of credit. During 2010, new loans to officers and directors amounted to $569,000 and repayments amounted to $986,000. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations.

During the years ended December 31, 2010 and 2009, the Company utilized the services of a law firm for advice on various legal matters. The Chairman of the Board of Directors is also a principal in this law firm. The law firm was approved to provide various legal services to the Company at a cost of $346,511 and $331,968 for the years ended December 31, 2010 and 2009, respectively. During 2009, $103,597 of the $331,968 in legal fees were associated with merger activities.

The Company also utilized services of other businesses to acquire furniture and office supplies and the purchase of a replacement vehicle for the corporate runner. Several Board members are involved with the daily activity of these businesses. Total purchases for the years ended December 31, 2010 and 2009 were $61,904 and $33,233, respectively.

Note 13 - Regulatory requirements and restrictions

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

The Company’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2010
Total capital to risk weighted assets
Consolidated	$55,422	13.74%	$32,375	8.00%	$40,469	10.00%
First Capital Bank	$53,869	13.38%	$32,240	8.00%	$40,300	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$48,693	12.08%	$16,188	4.00%	$24,282	6.00%
First Capital Bank	$47,161	11.71%	$16,120	4.00%	$24,180	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$48,693	9.04%	$21,548	4.00%	$26,935	5.00%
First Capital Bank	$47,161	8.76%	$21,535	4.00%	$26,918	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2009
Total capital to risk weighted assets
Consolidated	$58,562	14.09%	$33,260	8.00%	$41,575	10.00%
First Capital Bank	$56,381	13.57%	$33,230	8.00%	$41,538	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$51,370	12.36%	$16,630	4.00%	$24,945	6.00%
First Capital Bank	$49,174	11.84%	$16,615	4.00%	$24,923	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$51,370	10.01%	$20,532	4.00%	$25,665	5.00%
First Capital Bank	$49,174	9.59%	$20,521	4.00%	$25,651	5.00%

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

Note 14 - Commitments and contingent liabilities

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

financing needs of its customers in the Richmond metropolitan area. These financial instruments include unused lines of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the statement of financial condition. Financial instruments with off-balance-sheet risk are summarized as follows:

	2010	2009
Financial instruments whose contract amounts represent credit risk:
Unused commercial lines of credit	$39,737,000	$51,166,000
Unused consumer lines of credit	12,162,000	13,007,000
Standby and Performance Letters of Credit	6,796,000	7,674,000
Loan commitments	2,191,000	3,395,500

	$60,886,000	$75,242,500

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

Note 15 - Concentration of credit risk

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

Years Ended December 31, 2010 and 2009

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009. Securities identified in Note 3 as restricted securities including stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank are excluded from the table below since there is not ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB changes in certain portions of our capital.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

	December 31, 2010
	Fair Value Measurments Using			Fair Values
	Level 1	Level 2	Level 3
Assets:

Available-for-sale securities	$—	$86,786,676	$—	$86,786,676

	December 31, 2009
	Fair Value Measurments Using			Fair Values
	Level 1	Level 2	Level 3
Assets:

Available-for-sale securities	$—	$77,118,370	$—	$77,118,370

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

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

periods.

	December 31, 2010
	Fair Value Measurments Using			Fair Values
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$14,486,618	$14,486,618
Other real estate owned	—	—	2,614,828	2,614,828

Total	$—	$—	$17,101,446	$17,101,446

	December 31, 2009
	Fair Value Measurments Using			Fair Values
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$12,279,027	$12,279,027
Other real estate owned	—	—	3,387,712	3,387,712

Total	$—	$—	$15,666,739	$15,666,739

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

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at December 31, 2010 and 2009 are current market rates for their respective terms and associated credit risk.

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

Years Ended December 31, 2010 and 2009

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

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at December 31, 2010 and 2009.

The estimated fair values of the Company’s financial instruments as of December 31, 2010 and 2009 are as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$32,367	$32,367	$31,667	$31,667
Investment securities	89,176	89,149	78,571	78,655
Loans receivable, net	386,209	394,489	397,120	402,367
Accrued interest	2,062	2,062	2,293	2,293
Financial liabilities
Deposits	$426,871	$429,597	$422,134	$425,636
FHLB advances	55,000	57,766	50,000	52,177
Federal funds purchased	—	—	—	—
Subordinated debt	7,155	3,455	7,155	3,623
Repurchase agreements	1,077	1,077	1,235	1,235
Unrecognized financial instruments
Standby letters of credit issued	$—	$—	$—	$—

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

A summary of the status of the Company’s unvested stock options as of December 31, 2010 and changes during the year then

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

ended is presented below:

Unvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	38,382	$2.01
Granted	2,000	2.28
Vested	17,182	2.41
Forfeitures	—	—

Unvested at December 31, 2010	23,200	$1.88

As of December 31, 2010, there was $37,461 of total unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a period of 2.0 years.

The weighted-average option price and weighted-average remaining term of stock options awarded and not exercised were as follows as of December 31:

	2010	2009
Weighted-average price	$9.70	$9.48
Weighted-average term (in years)	4.46	5.18

A summary of the stock option activity is as follows:

	Options	Weighted-Average Exercise Price
Options outstanding December 31, 2008	293,275	$10.00
Granted	33,550	4.56
Expired	9,225	8.15

Options outstanding December 31, 2009	317,600	$9.48
Granted	2,000	4.85
Expired	18,000	5.32

Options outstanding December 31, 2010	301,600	$9.70

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

The following table summarizes information about stock options outstanding as December 31, 2010:

	Options Outstanding and Exercisable
Exercise Prices	Number Outstanding and Exercisable at December 31, 2010	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$4.50 to $7.00	97,050	3.6 years	$5.75
$7.07 to $10.00	100,025	3.8 years	$9.38
$10.57 to $17.67	104,525	5.9 years	$13.68

	301,600

At December 31, 2010, the fair value of the quoted stock was less than the exercise price of all options outstanding.

The Company estimates the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model. Additional valuation and related assumption information for the Company’s stock option plan is presented below:

	Year Ended December 31,
	2010	2009
Weighted average per share fair value of options
granted during the year	$2.28	$1.15
Dividend yield	0.00%	0.00%
Expected life	6 years	6 years
Expected volatility	46.80%	20.50%
Average Risk-free interest rate	2.12%	2.11%

On March 17, 2010, the Company’s Board of Directors adopted the First Capital Bancorp, Inc. 2010 Equity Incentive Plan (the “2010 Plan”), which was approved by the stockholders of the Company at the annual meeting of stockholders held on May 19, 2010. The 2010 Plan makes available up to 150,000 shares of the Company’s common stock for issuance upon the grant or exercise of restricted stock, stock options or other equity-based awards as permitted under the 2010 Plan. Each employee and director of the Company and its affiliates may participate in the 2010 Plan. Unless sooner terminated, the 2010 Plan will terminate on May 19, 2020. No awards were granted under this plan as of December 31,2010.

Note 18 – Other employee benefit plans

During April 1999, the Company instituted a contributory thrift plan through the Virginia Bankers Association, covering all eligible employees. Participants may make contributions to the plan during the year, with certain limitations. During 2010 and 2009, the Company contributed to the plan an amount equal to seventy-five percent of the first six percent contributed. The participants are 100% vested upon three years of service to the Company. Expenses amounted to $190,338 and $166,825 in 2010 and 2009, respectively.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

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

The basic and diluted earnings per share calculations are as follows:

	Year Ended December 31,
	2010	2009
Net (loss) available to common shareholders	$(2,850,136)	$(195,168)
Weighted average number of shares outstanding	2,971,171	2,971,171

(Loss) per common share - basic	($0.96)	($0.07)

Effect of dilutive securities:
Weighted average number of shares outstanding	2,971,171	2,971,171
Effect of stock options	—	—

Diluted average shares outstanding	2,971,172	2,971,171

(Loss) per common share - assuming dilution	($0.96)	($0.07)

Note 20 – Impact of Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into the ASC in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16 (“ASU 2009-16”). The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics—Technical Corrections to SEC Paragraphs (“ASU 2010-04”). This update makes technical corrections to existing Securities and Exchange Commission (the “SEC”) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements—subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, requires new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics (“ASU 2010-08’). ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“Topic 855”): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). The new disclosure guidance will significantly expand the existing requirements and leads to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning after December 15, 2010. The Company has included the required disclosures in the Company’s consolidated financial statements.

On September 17, 2010, the SEC issued Release No. 33-9144, Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis. This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the Company. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010. If the proposed rule, as currently written is made final, the adoption of this new rule is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2010-20”). The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

The SEC has issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires companies to submit financial statements in extensible business reporting language (“XBRL”) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

Note 21 – Condensed Financial Information – Parent Company Only

FIRST CAPITAL BANCORP, INC.

(Parent Corporation Only)

Statements of Financial Condition

December 31, 2010 and 2009

	2010	2009
Assets
Cash on deposit with subsidiary bank	$1,224,833	$1,854,985
Investment is subsidiary	47,298,446	49,418,325
Investment is special purpose subsidiary	155,000	155,000
Other assets	224,623	258,084

	$48,902,902	$51,686,394

Liabilities and Stockholder’s Equity
Trust preferred debt	$5,155,000	$5,155,000
Other liabilities	73,366	72,964

Total liabilities	5,228,366	5,227,964

Stockholders’ Equity
Preferred stock	43,832	43,832
Common stock	11,884,684	11,884,684
Additional paid-in capital	29,739,129	29,696,114
Retained earnings	1,643,335	4,493,471
Warrants	660,769	660,769
Discount on preferred stock	(434,494)	(564,395)
Accumulated other comprehensive income, net of taxes	137,281	243,955

Total stockholders’ equity	43,674,536	46,458,430

	$48,902,902	$51,686,394

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

FIRST CAPITAL BANCORP, INC.

(Parent Corporation Only)

Statement of Income

Year Ended December 31, 2010 and 2009

	2010	2009
Income
Interest income	$19,987	$98,944
Dividends	3,211	4,201

Total Income	23,198	103,145
Expenses
Interest	106,791	139,731
Merger costs	—	284,542
Other expenses	91,872	92

Total Expenses	198,663	424,365

Net income before tax benefit	(175,465)	(321,220)
Income tax benefit	(59,350)	(108,800)

Net loss before undistributed equity in subsidiary	(116,115)	(212,420)
Undistributed equity in subsidiary	(2,056,220)	519,985

Net (loss) income	($2,172,335)	$307,565

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

FIRST CAPITAL BANCORP, INC.

(Parent Corporation Only)

Statement of Cash Flows

Year Ended December 31, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities
Net (loss) income	($2,172,335)	$307,565
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Undistributed (earnings) loss of subsidiary	2,056,220	(519,985)
(Increase) in other assets	33,461	(248,664)
Increase (decrease) in other liabilities	402	63,967

Net cash used in operations	(82,252)	(397,117)

Cash Flows from Investing Activities
Capital contribution to subsidiary	—	(8,800,000)

Net cash from (used) in investing activities	—	(8,800,000)

Cash Flows from Financing Activities
Issurance of preferred stock to U.S. Treasury, net of related expenses	—	10,933,728
Dividends on preferred stock	(547,900)	(406,359)

Net cash provided by financing activities	(547,900)	10,527,369

Net (decrease) increase in cash	(630,152)	1,330,252
Cash and cash equivalents, beginning of year	1,854,985	524,733

Cash and cash equivalents, end of year	$1,224,833	$1,854,985