Form 10-K/A
period 2010-12-31
FIRST CAPITAL BANCORP, INC.
filed 2011-05-04
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

1. Portions of the Proxy Statement for the Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

EXPLANATION FOR AMENDMENT

This Amendment No. 1 to Form 10–K (this “Amendment”) amends the Annual Report on Form 10–K for the fiscal year ended December 31, 2010 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011, of First Capital Bancorp, Inc. We are filing this Amendment to include corrected versions of the certificates required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that this Amendment include as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. As noted above, the reason for this Amendment is to include corrected versions of these certifications. We have included Part IV, Item 15 in this Amendment solely to reflect the filing of these corrected exhibits with this Amendment. We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Original Filing, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC.

Terms used in this Amendment have the same meaning as in the Original Filing unless otherwise indicated herein.

PART IV

ITEM 15.	EXHIBITS.

The following exhibits are filed as part of this Form 10-K

No.	Description

31.1	Certification of John M. Presley, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2011.

31.2	Certification of William W. Ranson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2011.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL BANCORP, INC.

Date: May 4, 2011	By:	/s/ John M. Presley
John M. Presley.
Managing Director and Chief Executive Officer

3