Form 10-Q
period 2011-03-31
FIRST CAPITAL BANCORP, INC.
filed 2011-05-16
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from              to

FIRST CAPITAL BANCORP, INC.

(Name of Small Business Issuer in its charter)

Virginia	001-33543	11-3782033
(State or other jurisdiction of Incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

4222 Cox Road, Glen Allen, Virginia 23060

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

2,971,171 shares of Common Stock, par value $4.00 per share, were outstanding at May 12, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	6,004,632	$6,210,383
Interest-bearing deposits in other banks	27,649,631	26,157,038
Investment securities:
Available for sale, at fair value	82,244,043	86,786,676
Held to maturity, at cost	2,887,058	2,389,391
Restricted, at cost	4,680,039	4,668,789
Loans, net of allowance for losses	382,324,312	386,208,792
Other real estate owned	2,739,363	2,614,828
Premises and equipment, net	11,401,518	11,400,268
Accrued interest receivable	2,037,343	2,061,532
Deferred tax asset	3,262,597	3,530,265
Prepaid FDIC premiums	1,939,274	2,206,038
Other assets	1,833,358	1,791,035

Total assets	$529,003,168	$536,025,035

LIABILITIES
Deposits
Noninterest-bearing	$41,507,977	$40,379,369
Interest-bearing	377,243,490	386,491,424

Total deposits	418,751,467	426,870,793

Accrued expenses and other liabilities	2,645,394	2,248,185
Securities sold under repurchase agreements	1,156,818	1,076,521
Subordinated debt	7,155,000	7,155,000
Federal Home Loan Bank advances	55,000,000	55,000,000

Total liabilities	484,708,679	492,350,499

STOCKHOLDERS’ EQUITY
Preferred stock, $4.00 par value (2,000,000 authorized shares; 10,958 issued and outstanding: Series A: $1,000 Stated Value Fixed Rate Cumulative Perpetual Preferred, respectively	43,832	43,832
Common stock, $4.00 par value (30,000,000 authorized shares; 2,971,171 issued and outstanding)	11,884,684	11,884,684
Additional paid-in capital	29,757,092	29,739,129
Retained earnings	1,925,947	1,643,335
Warrants	660,769	660,769
Discount on preferred stock	(401,766)	(434,494)
Accumulated other comprehensive income, net of tax	423,931	137,281

Total stockholders’ equity	44,294,489	43,674,536

Total liabilities and stockholders’ equity	$529,003,168	$536,025,035

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three Months Ended March 31, 2011 and 2010

	March 31,
	2011	2010
	(Unaudited)
Interest income
Loans	$5,525,191	$5,829,544
Investments:
Taxable interest income	572,501	644,386
Tax exempt interest income	156,852	112,139
Dividends	25,887	16,060
Federal funds sold and interest bearing deposits	14,725	7,662

Total interest income	6,295,156	6,609,791

Interest expense
Deposits	1,739,957	2,150,361
FHLB advances	407,875	466,607
Subordinated debt and other borrowed money	35,226	58,068

Total interest expense	2,183,058	2,675,036

Net interest income	4,112,098	3,934,755
Provision for loan loss	700,000	461,000

Net interest income after provision for loan loss	3,412,098	3,473,755

Noninterest income
Fees on deposits	75,575	64,131
Gain on sale of securities	20,915	24,712
Other	124,423	143,231

Total noninterest income	220,913	232,074

Noninterest expenses
Salaries and employee benefits	1,419,049	1,392,491
Occupancy expense	204,978	214,525
Data processing	187,044	166,292
Professional services	137,064	117,201
Advertising and marketing	44,112	30,672
FDIC assessment	273,764	272,146
Virginia franchise tax	135,000	135,000
Write-down and losses on OREO	27,822	352,836
Depreciation	150,380	106,952
Other expenses	423,883	421,959

Total noninterest expense	3,003,096	3,210,074

Net income before provision for income taxes	629,915	495,755
Income tax expense	177,600	144,000

Net income	$452,315	$351,755

Effective dividend on preferred stock	169,703	169,299
Net income available to common shareholders	$282,612	$182,456

Basic net income per common share	$0.10	$0.06

Diluted net income per common share	$0.10	$0.06

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Warrants	Discount on Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance January 1, 2010	$43,832	$11,884,684	$29,696,114	$4,493,471	$660,769	($564,395)	$243,955	$46,458,430
Net income	—	—	—	351,755	—	—	—	351,755
Other comprehensive income
Unrealized holding gain arising during period, (net of tax, $113,558)	—	—	—	—	—	—	220,436	220,436

Total comprehensive income							—	$572,191

Preferred stock dividend				(136,975)				(136,975)
Accretion of discount on preferred stock				(32,324)		32,324		—
Stock based compensation	—	—	11,935	—	—	—		11,935

Balance March 31, 2010	$43,832	$11,884,684	$29,708,049	$4,675,927	$660,769	($532,071)	$464,391	$46,905,581

Balance January 1, 2011	$43,832	$11,884,684	$29,739,129	$1,643,335	$660,769	($434,494)	$137,281	$43,674,536
Net income	—	—	—	452,315	—	—	—	452,315
Other comprehensive income
Unrealized holding gain arising during period, (net of tax, $147,669)	—	—	—	—	—	—	286,651	286,651

Total comprehensive income							—	$738,966

Preferred stock dividend	—	—	—	(136,975)	—	—		(136,975)
Accretion of discount on preferred stock	—	—	—	(32,728)	—	32,728		—
Stock based compensation	—	—	17,962	—	—	—		17,962

Balance March 31, 2011	$43,832	$11,884,684	$29,757,091	$1,925,947	$660,769	($401,766)	$423,932	$44,294,489

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

	2011	2010
	(Unaudited)
Cash flows from operating activities
Net income	$452,315	$351,755
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	700,000	461,000
Depreciation of premises and equipment	150,380	106,952
Stock based compensation expense	17,963	11,935
Deferred income taxes	119,999	(20,000)
Gain on sale of securities	(20,915)	(24,712)
Loss on sale of OREO	27,822	352,836
Net amortization of bond premiums/discounts	192,169	134,531
Increase (decrease) in other assets	224,441	(692,187)
Decrease in accrued interest receivable	24,189	149,147
Increase in accrued expenses and other liabilities	397,209	48,363

Net cash provided by operating activities	2,285,572	879,620

Cash flows from investing activities
Proceeds from maturities and calls of securities	5,000,000	5,950,000
Proceeds from paydowns of securities available-for-sale	3,594,379	2,863,772
Purchase of securities available-for-sale	(5,378,848)	(5,402,340)
Proceeds from sale of securities available-for-sale	1,092,500	999,500
Proceeds from sale of OREO	147,643	317,410
Purchase of FHLB Stock	(9,000)	(242,800)
Purchase of Federal Reserve Stock	(2,250)	(267,700)
Purchases of premises and equipment	(151,630)	(116,252)
Net decrease (increase) in loans	2,884,480	(10,068,367)

Net cash provided (used) in investing activities	7,177,274	(5,966,777)

Cash flows from financing activities
Net (decrease) increase in deposits	(8,119,326)	919,222
Advances from FHLB	—	5,000,000
Dividends on preferred stock	(136,975)	(136,975)
Net increase (decrease) in repurchase agreements	80,297	(154,949)

Net cash (used) provided by financing activities	(8,176,004)	5,627,298

Net increase in cash and cash equivalents	1,286,842	540,141

Cash and cash equivalents, beginning of period	32,367,421	31,666,612

Cash and cash equivalents, end of period	$33,654,263	$32,206,753

Supplemental disclosure of cash flow information
Interest paid during the period	$2,186,976	$2,716,286

Taxes paid during the period	$325,000	$320,000

Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$300,000	$302,000

Unrealized gain on securities available for sale	$434,319	$220,436

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

In management’s opinion the accompanying consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America. Results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the financial statements of the Company as of and for the year ended December 31, 2010 filed as part of the Company’s annual report on Form 10-K. These interim financial statements should be read in conjunction with the annual financial statements.

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

The basic and diluted earnings per share calculations are as follows:

	Three Months Ended March 31,
	2011	2010

Net available to common shareholders	$282,612	$182,456

Weighted average number of shares outstanding	2,971,171	2,971,171

Income per common share - basic	$0.10	$0.06

Effect of dilutive securities:

Weighted average number of shares outstanding	2,971,171	2,971,171

Effect of stock options	—	—

Diluted average shares outstanding	2,971,171	2,971,171

Income per common share - assuming dilution	$0.10	$0.06

For the three months periods ended March 31, 2011 and 2010, the Company has excluded 435,949 shares and 118,635 shares from the calculation of diluted earnings per share as they are anti-diluting since the strike price is greater than the average market price.

Note 4 – Stock Options

Accounting standards require the Company to measure compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period that the awards are expected to vest.

A total of 130,500 options were granted in February 2011. The options were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. Vesting of 67,500 shares issued to the Directors, will occur over two years. The remaining 63,000 shares, issued to executive officers and employees will vest over three years.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

Dividend yield	0.00%
Expected life in years	6
Expected volatility	51.77%
Risk-free interest rate	2.87%
Weighted average fair value per option granted	$1.35

The stock based compensation expensed during the three months ended March 31, 2011 was $17,963 and is included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
Available-for-sale
U.S. Government agencies	$2,523,395	$29,195	$—	$2,552,590
Mortgage-backed securities	14,811,379	341,072	189,947	14,962,504
Corporate bonds	5,328,780	101,498	3,854	5,426,424
CMO securities	30,598,381	515,838	96,615	31,017,604
State and political subdivisions - taxable	12,809,066	154,598	302,210	12,661,454
State and political subdivisions - tax exempt	12,142,414	182,658	78,249	12,246,823
SBA - Guarantee portion	3,387,792	6,050	17,198	3,376,644

	$81,601,207	$1,330,909	$688,073	$82,244,043

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
Available-for-sale
U.S. Government agencies	$6,532,851	$48,439	$—	$6,581,290
Mortgage-backed securities	14,834,604	346,624	159,511	15,021,717
Corporate bonds	6,411,962	20,519	31,318	6,401,163
CMO securities	30,586,678	567,898	110,961	31,043,615
State and political subdivisions - taxable	12,319,449	105,896	418,673	12,006,672
State and political subdivisions - tax exempt	12,149,884	88,256	245,851	11,992,289
SBA - Guarantee portion	3,742,730	12,204	15,004	3,739,930

	$86,578,158	$1,189,836	$981,318	$86,786,676

	March 31, 2011
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
Held-to-maturity
Tax-exempt municipal bonds	$2,887,058	$86,542	$88,667	$2,884,933

	$2,887,058	$86,542	$88,667	$2,884,933

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
Held-to-maturity
Tax-exempt municipal bonds	$2,389,391	$53,444	$80,888	$2,361,947

	$2,389,391	$53,444	$80,888	$2,361,947

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

The Company conducts an assessment of its securities portfolio for OTTI consideration during each quarter. The assessment considers factors such as external credit ratings, delinquency ratios, market price, management’s judgment, expectations of future performance and relevant industry research and analysis. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses and the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses. Management’s assessment for the current quarter ended March 31, 2011 resulted in no recognition of OTTI.

The following table details unrealized loss and related fair values in the Company’s available-for-sale investment portfolios aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Assets:
Mortgage-backed securities	$5,203,164	$189,948	$—	$—	$5,203,164	$189,948
Corporate bonds	3,878,667	3,855	—	—	3,878,667	3,855
CMO securities	7,582,826	96,615	—	—	7,582,826	96,615
State & political subdivisions-taxable	8,402,363	302,209	—	—	8,402,363	302,209
State & political subdivisions-tax exempt	4,947,546	166,915			4,947,546	166,915
SBA	2,604,112	17,198	—	—	2,604,112	17,198

All securities	$32,618,678	$776,740	$—	$—	$32,618,678	$776,740

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Assets:
Mortgage-backed securities	$6,050,579	$159,511	$—	$—	$6,050,579	$159,511
Corporate bonds	5,336,726	31,318	—	—	5,336,726	31,318
CMO securities	6,545,351	110,961	—	—	6,545,351	110,961
State & political subdivisions-taxable	10,010,637	418,673	—	—	10,010,637	418,673
State & political subdivisions-tax exempt	8,918,277	326,739			8,918,277	326,739
SBA	2,073,125	15,004	—	—	2,073,125	15,004

All securities	$38,934,695	$1,062,206	$—	$—	$38,934,695	$1,062,206

Note 6 – Loans

Major classifications of loans are as follows:

	March 31,	December 31,
	2011	2010
	Amount	Amount

Commercial	$45,185,766	$48,004,443
Real estate - residential	145,930,559	145,661,487
Real estate - commercial	141,937,665	145,399,093
Real estate - construction	55,877,958	54,440,560
Consumer	3,804,272	3,692,687

Total loans	392,736,220	397,198,270
Less:
Allowance for loan losses	10,569,602	11,036,134
Net deferred costs	157,694	46,656

Loans, net	$382,324,312	$386,208,792

Activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010:

	2011	2010

Balance, beginning of period	$11,036,134	$6,600,360
Provision for loan losses	700,000	461,000
Recoveries	7,006	11,485
Charge-offs	(1,173,538)	(273,258)

Balance, March 31	$10,569,602	$6,799,587

The ratio of allowance for loan losses as a percent of loans outstanding as of March 31, 2011 and December 31, 2010 was 2.69% and 2.78%, respectively.

The following table presents the aging of the unpaid principal in past due loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	30 - 89 Days	90+ Days	Nonaccrual	Current
	Past Due	Past Due	Loans	Loans	Total
	(Dollars in thousands)
Commercial	$536	$—	$4,813	$39,837	$45,186
Real Estate
Residential	3,733	41	11,062	131,094	145,930
Commercial	310	—	355	141,273	141,938
Construction	1,107	—	4,288	50,483	55,878
Consumer	797	—		3,007	3,804

Total	$6,483	$41	$20,518	$365,694	$392,736

	December 31, 2010
	30 - 89 Days	90+ Days	Nonaccrual	Current
	Past Due	Past Due	Loans	Loans	Total
	(Dollars in thousands)
Commercial	$—	$993	$5,615	$41,396	$48,004
Real Estate
Residential	735	564	11,972	132,390	145,661
Commercial	—	—	355	145,044	145,399
Construction	492	—	4,413	49,536	54,441
Consumer	10	—	—	3,683	3,693

Total	$1,237	$1,557	$22,355	$372,049	$397,198

The following table provides details of the Company’s loan portfolio internally assigned grade at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial	$36,339	$2,740	$6,107	$—	$—	$45,186
Real Estate
Residential	114,841	11,384	17,506	2,199	—	145,930
Commercial	134,202	3,732	4,004	—	—	141,938
Construction	20,585	20,287	15,006	—	—	55,878
Consumer	2,827	887	90	—	—	3,804

	$308,794	$39,030	$42,713	$2,199	$—	$392,736

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
			(Dollars in thousands)
Commercial	$36,318	$3,884	$7,802	$—	$—	$48,004
Real Estate
Residential	109,950	13,226	22,440	45	—	145,661
Commercial	132,060	12,180	1,159	—	—	145,399
Construction	19,394	19,884	15,163	—	—	54,441
Consumer	3,415	188	90	—	—	3,693

	$301,137	$49,362	$46,654	$45	$—	$397,198

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

The following table provides details regarding impaired loans by segment and class at March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Recorded Balance in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Recorded Balance in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance
			(Dollars in thousands)
With no related allowance:
Commercial	$672	$678	$—	$543	$544	$—
Real Estate
Residential	4,479	4,647	—	4,183	4,263	—
Commercial	—	—	—	—	—	—
Construction	1,458	2,568	—	1,576	2,669	—

Total	$6,609	$7,893	$—	$6,302	$7,476	$—

With an allowance:
Commercial	$4,141	$4,198	$1,262	$5,072	$5,088	$1,912
Real Estate
Residential	7,387	7,416	1,937	8,945	8,965	2,927
Commercial	355	367	138	355	367	138
Construction	4,859	4,878	1,191	4,866	4,881	741

Total	$16,742	$16,859	$4,528	$19,238	$19,301	$5,718

Total:
Commercial	$4,813	$4,876	$1,262	$5,615	$5,632	$1,912
Real Estate
Residential	11,866	12,063	1,937	13,128	13,228	2,927
Commercial	355	367	138	355	367	138
Construction	6,317	7,446	1,191	6,442	7,550	741

Total	$23,351	$24,752	$4,528	$25,540	$26,777	$5,718

Note 7 – Other Real Estate Owned

Changes in other real estate owned were as follows for the three months ended March 31, 2011:

Beginning balance	$2,614,828
Additions	300,000
Sales	(175,465)
Write-downs	—
Other changes	—

Ending balance	$2,739,363

Note 8 – Fair Value Disclosures

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. Securities identified as restricted securities, including stock in the Federal Home

Loan Bank of Atlanta (FHLB) and the Federal Reserve Bank (FRB), are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB, changes in certain portions of our capital.

	March 31, 2011
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

Assets:

Available-for-sale securities	$—	$82,244,043	$—	$82,244,043

	December 31, 2010
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

Assets:

Available-for-sale securities	$—	$86,786,676	$—	$86,786,676

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

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods.

	March 31, 2011
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

Impaired loans	$—	$—	$23,350,833	$23,350,833
Other real estate owned	—	—	2,739,363	2,739,363

Total	$—	$—	$26,090,196	$26,090,196

	December 31, 2010
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

Impaired loans	$—	$—	$25,539,638	$25,539,638
Other real estate owned	—	—	2,614,828	2,614,828

Total	$—	$—	$28,154,466	$28,154,466

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

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at March 31, 2011 and December 31, 2010 are current market rates for their respective terms and associated credit risk.

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

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at March 31, 2011 and December 31, 2010.

The estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Financial assets
Cash and cash equivalents	$33,654	$33,654	$32,367	$32,367
Investment securities	85,131	85,129	89,176	89,149
Loans receivable, net	382,324	390,521	386,209	394,489
Accrued interest	2,037	2,037	2,062	2,062

Financial liabilities
Deposits	$418,751	$421,425	$426,871	$429,597
FHLB advances	55,000	57,952	55,000	57,766
Federal funds purchased	—	—	—	—
Subordinated debt	7,155	3,542	7,155	3,455
Repurchase agreements	1,157	1,157	1,077	1,077

Unrecognized financial instruments Standby letters of credit issued	$—	$—	$—	$—

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

Note 9 – Recently Issued Accounting Pronouncements

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements, requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy is required for us beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for us on January 1, 2010.

ASU No. 2010-20 , Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were effective January 1, 2011 and had no impact on our financial statements.

ASU No. 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 temporarily delayed the effective date of the disclosures regarding troubled debt restructurings in ASU No. 2010-20 for public entities. The effective date is for interim and annual reporting periods ending after June 15, 2011.

ASU No.2011-02, Receivables ( Topic 310 ): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring provides additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance regarding the evaluation of both considerations above. Additionally, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. This amendment is effective for us July 1, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, we may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.

ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment was effective for us January 1, 2011 and had no impact on our financial statements.

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

OVERVIEW

The net income for the first quarter of 2011 was $452 thousand, and net income available to common shareholders was $283 thousand, or $0.10 per fully diluted share compared to a net income of $352 thousand, and a net income available to common shareholders of $182 thousand or $0.06 per fully diluted share, in the first quarter of 2010. The increase in net income in the first quarter of 2011 was primarily due to the increase in net interest margin during the quarter to 3.32% from 3.22% for the first quarter of 2010.

From a revenue and cost perspective, income before tax and provision increased significantly from $957 thousand for the first quarter of 2010 to $1.3 million for the first quarter of 2011, an increase of 28.1%. The following chart reconciles the above to the net income (loss) for the periods presented.

	Three Months Ended March 31,
	2011	2010

Income before tax and provision	$1,330	$957
Provision for loan losses	700	461

Income before income tax	630	496
Income tax	178	144

Net income	$452	$352

Financial Condition

Total assets at March 31, 2011 were $529.0 million, down $7.0 million, or 1.3% from $536.0 million at December 31, 2010. Net loans outstanding were $382.3 million at March 31, 2011, a decrease of $3.9 million, compared to the 2010 year-end balance. This was the result of a continued, focused effort by the Bank to decrease its exposure to speculative real estate loans and decrease the amount of nonperforming assets. Deposits decreased by $8.1 million to $418.8 million, down 1.9% from December 31, 2010. Our deposit strategy was focused on decreasing noncore funding sources and single service CD relationships and increasing noninterest-bearing deposits accounts which increased $1.1 million or 2.8% from December 31, 2010.

At March 31, 2011, the Company’s investment portfolio totaled $85.1 million, a decrease of $4.1 million from $89.2 million at December 31, 2010. Most of the funds that are invested in the Company’s investment portfolio are part of management’s effort to balance interest rate risk and to provide liquidity and income to the Company.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents a principal source of earnings for the Company. Changes in net interest income during 2011 to date compared to net interest income for the first quarter of 2010 are attributable to relatively stable loan portfolio yields and a decrease in total funding costs.

Net interest margin increased 10 basis points for the three months ended March 31, 2011 to 3.32% as compared to 3.22% for the first quarter of 2010, reflecting a decrease in average rate paid on interest-bearing liabilities of 49 basis points from 2.48% for the first quarter of 2010 to 1.99% for the first quarter of 2011. This was offset by a 34 basis point decrease in the average yield on earning assets. The yield on loans, net of discount, was 5.67% and 5.81% for the first quarters of 2011 and 2010, respectively, with the decrease due primarily to decreases in loans outstanding and nonaccrual loans during the period. The average yield on investments decreased from 4.10% for the first quarter of 2010 to 3.73% for the first quarter of 2011 while average balances in investments increased from $82.1 million for the first quarter of 2010 to $89.9 million for the first quarter of 2011. Average interest bearing deposits and fed funds sold, which were earning 0.24% for the first quarter of 2010 and 2011, increased $14.2 million due to reduction in loans outstanding and investments.

For the three months ended March 31, 2011, net interest income was up $177 thousand to $4.1 million from $3.9 million for the same period in 2010.

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

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended March 31,
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
			(Dollars in thousands)

Assets:
Loans, net of unearned income (1)	$395,395	$5,525	5.69%	$407,496	$5,830	5.81%
Investment securities:
Taxable	72,465	572	3.20%	67,012	644	3.90%
Tax exempt (2)	14,869	238	6.48%	10,725	170	6.42%
Other investments	4,580	25	2.22%	4,401	16	1.48%

Total investment securities	91,914	835	3.69%	82,138	830	4.10%
Federal funds sold & interest on deposits	25,532	15	0.23%	12,991	8	0.24%

Total earning assets	$512,841	$6,375	5.04%	$502,625	$6,668	5.38%

Cash and cash equivalents	7,356			6,119
OREO	2,630			3,289
Allowance for loan losses	(11,261)			(6,690)
Fixed assets	11,393			7,122
Other assets	9,616			9,066

Total assets	$532,575			$521,531

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest checking	$9,562	$9	0.37%	$8,382	$8	0.39%
Money market deposit accounts	144,225	302	0.85%	142,100	528	1.51%
Statement savings	871	1	0.44%	645	1	0.50%
Certificates of deposit	226,958	1,428	2.55%	226,783	1,614	2.89%

Total interest-bearing deposits	381,616	1,740	1.85%	377,910	2,151	2.31%

Repurchase agreements	913	1	0.46%	1,002	1	0.50%
Subordinated debt	7,155	34	1.94%	7,155	57	3.22%
FHLB advances	55,000	408	3.01%	51,722	466	3.66%

Total interest-bearing liabilities	444,684	2,183	1.99%	437,789	2,675	2.48%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	42,237			34,811
Other liabilities	1,857			2,090

Total liabilities	44,094			36,901
Shareholders’ equity	43,797			46,841

Total liabilities and shareholders’ equity	$532,575			$521,531

Net interest income		$4,192			$3,993

Interest rate spread			3.05%			2.90%

Net interest margin			3.32%			3.22%

Ratio of average interest earning assets to average interest-bearing liabilities			115.33%			114.81%

(1)	Nonaccrual loans have been included in the computations of average loan balances
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Noninterest Income

Total noninterest income was $221 thousand for the first quarter of 2011, compared to $232 thousand for the same period of 2010. Fees on deposits increased 17.8% to $76 thousand for the first quarter of 2011 compared to $64 thousand for the comparable period in 2010. Other noninterest income decreased to $124 thousand for the first quarter of 2011 from $168 thousand in 2010 for the first quarter of 2010. The decrease was the result of $31 thousand in the first quarter of 2010 related to gains on sale of mortgages originated in 2010.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expenses for the first quarter of 2011 totaled $3.0 million, a decrease of $207 thousand, compared to $3.2 million for the same period in 2010. The primary cause of the decrease was a reduction in losses on sale of OREO and write-down of existing OREO to more accurately reflect the market value of those assets. Losses and write-down of OREO for the three months ended March 31, 2010 was $353 thousand compared to $28 thousand in the first quarter of 2011. Occupancy expense decreased $10 thousand for the first quarter of 2011 to $205 thousand from $215 thousand for the comparable period in 2010 as the Company purchased its’ headquarters building in April 2010 as compared to renting the building during the first quarter of 2010. Depreciation expense increased $43 thousand to $150 thousand for the three months ended March 31, 2011 as compared to the comparable period in 2010 due to additional depreciation on the headquarters building purchased in 2010. Professional fees increased $20 thousand for the first quarter of 2011 to $137 thousand compared to $117 thousand for the comparable period in 2010 as legal fees were incurred related to resolution of problem loans.

Income Taxes

The provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses. In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The effective tax rate for the three months ended March 31, 2011 and 2010 was 28.2% and 29.1%, respectively.

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

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest, and OREO, were $23.6 million, up from $16.2 million at March 31, 2010, but down from $26.8 million at December 31, 2010. This quarter to quarter increase is the result of a depressed economy and a weak real estate market, which has slowed sales of homes. Nonperforming assets are composed largely of loans secured by real estate and repossessed properties in our OREO portfolio. At the end of the first quarter, OREO was $2.7 million, down from $3.0 million at March 31, 2010, but up from $2.6 million at December 31, 2010. At March 31, 2011, there were $303 thousand of troubled debt restructurings with specific valuation allowances of such loans in the amount of $35 thousand.

Nonaccrual loans were $20.5 million at March 31, 2011, down from $22.4 million at December 31, 2010 and up from $6.5 million at March 31, 2010. The decrease reflects the continued efforts by the Company to decrease nonaccruals in a challenging economic environment.

Loan charge-offs, less recoveries, amounted to $1.2 million for the first quarter of 2011 compared to $1.1 million for the fourth quarter of 2010. For the first quarter of 2011, the provision for loan losses was $700 thousand compared to $461 thousand for the first quarter of 2010, and compared to $1.1 million for the fourth quarter of 2010. With the level of real estate secured debt and the large increase in loan loss reserves, management is confident that we can successfully manage through the economic downturn. We anticipate continued provision expenses as the asset quality dictates the need.

Although the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $10.6 million at March 31, 2011 compared to $6.8 million at March 31, 2010. The ratio of the allowance for loan losses to total loans outstanding at March 31, 2011 was 2.69% compared to 1.65% at March 31, 2010 and 2.78% at December 31, 2010. The 9 basis point decrease in the ratio of the allowance for loan losses to total loans outstanding from 2.78% at December 31, 2010 to 2.69% at March 31, 2011 was due to the decrease of $3.2 million in nonperforming assets during the period.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

	Mar 31,	Dec 31,	Mar 31,
	2011	2010
	(Dollars in thousands)
Nonaccrual loans	$20,518	$22,355	$6,505
Restructured loans	303	303	3,390
Loans past due 90 days and accruing interest	41	1,556	3,336

Total nonperforming loans	20,862	24,214	13,231
Other real estate owned	2,739	2,615	3,014

Total nonperforming assets	$23,601	$26,829	$16,245

Allowance for loan losses to period end loans	2.69%	2.78%	1.65%
Nonperforming assets to total loans & OREO	5.97%	6.71%	3.90%
Nonperforming assets to total assets	4.46%	5.01%	3.03%
Allowance for loan losses to nonaccrual loans	51.51%	49.37%	104.53%

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

At March 31, 2011, cash and cash equivalents totaled $33.7 million. Investment securities available-for-sale and not pledged totaled $82.3 million, for a total of 15.6% of total assets, which management believe is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including unused unsecured federal funds facilities with three banks totaling $29.5 million and unused available term loans through the FHLB totaling $17.0 million.

Total liquidity and other alternative sources of liquidity totaled $162.5 million at March 31, 2011 if fully utilized, which represents 30.7% of total assets.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2011, pre-approved but unused lines of credit for loans totaled approximately $47.7 million. In addition, we had approximately $6.5 million in financial and performance standby letters of credit at March 31, 2011. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualified as Tier 1 capital. First Capital Bank’s ratios exceed regulatory requirements. As of March 31, 2011, the Company had a Tier 1 risk-based capital ratio of 12.37% and a Total risk-based capital ratio of 14.04%. At December 31, 2010 these ratios were 12.04% and 13.7%, respectively.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings – None to report

Item 1A. Risk Factors – Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities – None

Item 4. (Removed and Reserved)

Item 5. Other Information – None to report

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed November 13, 2006)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed May 22, 2007)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

3.4	Articles of Amendment to the Company’s Articles of Incorporation, designation the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 6, 2009)

3.5	Articles of Amendment to the Company’s Articles of Incorporation, increasing the number of authorized shares of Common Stock to 30,000,000 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on June 3, 2010)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009)

4.3	Warrant to Purchase Shares of Common Stock, dated April 3, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2011.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2011.

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2011.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2011.

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

99.3	Certification of John M. Presley Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.3 of Form 10-K filed on March 31, 2011).

99.4	Certification of William W. Ranson Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.3 of Form 10-K filed on March 31, 2011).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date: May 12, 2011	By:	/s/ John M. Presley
John M. Presley
Managing Director and Chief Executive Officer

	By:	/s/ William W. Ranson
William W. Ranson
Chief Financial Officer, Treasurer and Secretary