Form 10-Q
period 2011-06-30
FIRST CAPITAL BANCORP, INC.
filed 2011-08-15
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

2,971,171 shares of Common Stock, par value $4.00 per share, were outstanding at August 12, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	8,025,589	$6,210,383
Interest-bearing deposits in other banks	24,231,576	26,157,038
Investment securities:
Available for sale, at fair value	76,836,362	86,786,676
Held to maturity, at cost	2,885,978	2,389,391
Restricted, at cost	4,680,039	4,668,789
Loans, net of allowance for losses	372,557,510	386,208,792
Other real estate owned	7,534,230	2,614,828
Premises and equipment, net	11,298,269	11,400,268
Accrued interest receivable	1,728,006	2,061,532
Bank owned life insurance	8,743,174	448,006
Deferred tax asset	3,262,597	3,530,265
Prepaid FDIC premiums	1,669,236	2,206,038
Other assets	2,313,156	1,343,029

Total assets	$525,765,722	$536,025,035

LIABILITIES
Deposits
Noninterest-bearing	$45,273,745	$40,379,369
Interest-bearing	370,608,912	386,491,424

Total deposits	415,882,657	426,870,793

Accrued expenses and other liabilities	3,173,436	2,248,185
Securities sold under repurchase agreements	1,142,116	1,076,521
Subordinated debt	7,155,000	7,155,000
Federal Home Loan Bank advances	55,000,000	55,000,000

Total liabilities	482,353,209	492,350,499

STOCKHOLDERS’ EQUITY
Preferred stock, $4.00 par value, $1,000 liquidation preference, 2,000,000 authorized shares, 10,958 issued and outstanding	43,832	43,832
Common stock, $4.00 par value, 30,000,000 authorized shares, 2,971,171 issued and outstanding	11,884,684	11,884,684
Additional paid-in capital	29,798,884	29,739,129
Retained earnings	414,677	1,643,335
Warrants	660,769	660,769
Discount on preferred stock	(368,936)	(434,494)
Accumulated other comprehensive income, net of tax	978,603	137,281

Total stockholders’ equity	43,412,513	43,674,536

Total liabilities and stockholders’ equity	$525,765,722	$536,025,035

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income
Loans	$5,367,940	$5,774,185	$10,893,131	$11,603,729
Investments:
Taxable interest income	496,093	594,794	1,068,594	1,239,180
Tax exempt interest income	144,702	129,741	301,554	241,880
Dividends	32,042	27,060	57,929	43,120
Federal funds sold and interest bearing deposits	15,209	12,014	29,934	19,676

Total interest income	6,055,986	6,537,794	12,351,142	13,147,585

Interest expense
Deposits	1,671,669	2,112,986	3,411,626	4,263,347
FHLB advances	412,407	478,337	820,282	944,944
Subordinated debt and other borrowed money	34,477	57,793	69,703	115,861

Total interest expense	2,118,553	2,649,116	4,301,611	5,324,152

Net interest income	3,937,433	3,888,678	8,049,531	7,823,433
Provision for loan loss	3,146,877	6,285,000	3,846,877	6,746,000

Net interest income (loss) after provision for loan loss	790,556	(2,396,322)	4,202,654	1,077,433

Noninterest income
Fees on deposits	81,545	69,579	157,120	133,710
Gain on sale of securities	623,166	141,537	644,081	166,249
Other	134,777	104,043	259,200	247,274

Total noninterest income	839,488	315,159	1,060,401	547,233

Noninterest expenses
Salaries and employee benefits	1,583,307	1,401,318	3,002,356	2,793,809
Occupancy expense	207,907	155,805	412,885	370,330
Data processing	195,581	236,287	382,625	402,579
Professional services	224,221	263,298	361,285	380,499
Advertising and marketing	64,457	37,039	108,569	67,711
FDIC assessment	278,038	226,874	551,802	499,020
Virginia franchise tax	135,000	140,000	270,000	275,000
Write-down and losses on OREO	292,656	188,683	320,478	541,519
Depreciation	151,577	128,089	301,957	235,041
Other expenses	593,265	446,855	1,017,148	868,814

Total noninterest expense	3,726,009	3,224,248	6,729,105	6,434,322

Net loss before provision for income taxes	(2,095,965)	(5,305,411)	(1,466,050)	(4,809,656)
Income tax benefit	(754,500)	(1,833,500)	(576,900)	(1,689,500)

Net loss	(1,341,465)	(3,471,911)	(889,150)	(3,120,156)

Effective dividend on preferred stock	169,805	169,299	339,508	338,598

Net loss allocable to common shareholders	($1,511,270)	($3,641,210)	($1,228,658)	($3,458,754)

Basic and diluted net loss per common share	$(0.51)	$(1.23)	$(0.41)	$(1.16)

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Warrants	Discount on Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2009	$43,832	$11,884,684	$29,696,114	$4,493,471	$660,769	($564,395)	$243,955	$46,458,430
Net loss	—	—	—	(3,120,156)	—	—		(3,120,156)
Other comprehensive income
Unrealized holding gain arising during period, (net of tax, $377,091)	—	—	—	—	—	—	732,002	732,002

Total comprehensive loss								(2,388,154)

Preferred stock dividend	—	—	—	(273,950)	—	—	—	(273,950)
Accretion of discount on preferred stock	—	—	—	(64,748)	—	64,748	—	—
Stock based compensation	—	—	22,295	—	—	—	—	22,295

Balance June 30, 2010	$43,832	$11,884,684	$29,718,409	$1,034,617	$660,769	($499,647)	$975,957	$43,818,621

Balance December 31, 2010	$43,832	$11,884,684	$29,739,129	$1,643,335	$660,769	($434,494)	$137,281	$43,674,536
Net loss	—	—	—	(889,150)	—	—	—	(889,150)
Other comprehensive income
Unrealized holding gain arising during period, (net of tax, $433,408)	—	—	—	—	—	—	841,322	841,322

Total comprehensive loss								(47,828)

Preferred stock dividend	—	—	—	(273,950)	—	—	—	(273,950)
Accretion of discount on preferred stock	—	—	—	(65,558)	—	65,558	—	—
Stock based compensation	—	—	59,755	—	—	—	—	59,755

Balance June 30, 2011	$43,832	$11,884,684	$29,798,884	$414,677	$660,769	($368,936)	$978,603	$43,412,513

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

	2011	2010
	(Unaudited)
Cash flows from operating activities
Net loss	($889,150)	($3,120,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	3,846,877	6,746,000
Depreciation of premises and equipment	301,957	235,041
Stock based compensation expense	59,755	22,295
Deferred income taxes	(165,741)	(1,411,670)
Gain on sale of securities	(644,081)	(166,249)
Loss on sale and write-down of OREO	320,478	541,519
Increase cash surrender value BOLI	(46,335)	—
Net amortization of bond premiums/discounts	359,894	288,971
Increase (decrease) in other assets	(433,325)	(1,107,018)
Decrease in accrued interest receivable	333,526	203,342
Increase in accrued expenses and other liabilities	925,251	(427,747)

Net cash provided by operating activities	3,969,106	1,804,328

Cash flows from investing activities
Proceeds from maturities and calls of securities	5,000,000	8,950,000
Proceeds from paydowns of securities available-for-sale	6,063,828	6,214,270
Purchase of securities available-for-sale	(25,559,876)	(22,001,196)
Proceeds from sale of securities available-for-sale	25,508,693	3,577,000
Proceeds from sale of OREO	880,185	851,156
Purchase Bank owned life insurance	(8,248,833)	(434,000)
Purchase of FHLB Stock	(9,000)	(242,800)
Purchase of Federal Reserve Stock	(2,250)	(267,700)
Purchases of premises and equipment	(199,958)	(3,724,420)
Net decrease (increase) in loans	3,684,340	(11,512,027)

Net cash provided (used) in investing activities	7,117,129	(18,589,717)

Cash flows from financing activities
Net (decrease) increase in deposits	(10,988,136)	13,615,310
Advances from FHLB	—	5,000,000
Dividends on preferred stock	(273,950)	(273,950)
Net increase (decrease) in repurchase agreements	65,595	(157,984)

Net cash (used) provided by financing activities	(11,196,491)	18,183,376

Net increase (decrease) in cash and cash equivalents	(110,256)	1,397,987

Cash and cash equivalents, beginning of period	32,367,421	31,666,612

Cash and cash equivalents, end of period	$32,257,165	$33,064,599

Supplemental disclosure of cash flow information
Interest paid during the period	$4,301,611	$5,302,678

Taxes paid during the period	$575,000	$825,000

Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$6,120,065	$302,000

Unrealized gain on securities available for sale	$1,274,731	$732,002

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

In management’s opinion the accompanying consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June 30, 2011 and December 31, 2010 and for the three month and six month period ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America. Results for the three month and six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

The basic and diluted earnings per share calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss allocable to common shareholders	$(1,511,270)	$(3,641,210)	$(1,228,658)	$(3,458,754)

Weighted average number of shares outstanding	2,971,171	2,971,171	2,971,171	2,971,171

Loss per common share - basic	($0.51)	($1.23)	($0.41)	($1.16)

Effect of dilutive securities:

Weighted average number of shares outstanding	2,971,171	2,971,171	2,971,171	2,971,171
Effect of stock options	—	—	—	—

Diluted average shares outstanding	2,971,171	2,971,171	2,971,171	2,971,171

Loss per common share - assuming dilution	($0.51)	($1.23)	($0.41)	($1.16)

The Company has excluded 349,437 shares and 392,688 shares for the three months and six months ended June 30, 2011 and 49,487 shares and 84,061 shares for the three months and six months ended June 30, 2010 from the calculation of diluted earnings per share as they were anti-dilutive, since the strike price was greater than the average market price.

Note 4 – Stock Options

Accounting standards require the Company to measure compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period that the awards are expected to vest.

A total of 2,500 options were granted in May 2011. These shares vested immediately and the Company expensed the compensation cost in the second quarter of 2011. In the first quarter of 2011, options were granted totaling 130,500. Vesting of 67,500 shares issued to the Directors, will occur over two years. The remaining 63,000 shares, issued to executive officers and employees, will vest over three years.

The options were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	2011
	Second Qtr	First Qtr
Dividend yield	0.00%	0.00%
Expected life in years	6	6
Expected volatility	51.77%	51.77%
Risk-free interest rate	2.54%	2.87%
Weighted average fair value per option granted	$1.45	$1.35

The stock based compensation expensed during the three months and six months ended June 30, 2011 was $41,793 and $59,755, respectively and is included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Thousands)
Available-for-sale
U.S. Government agencies	$1,501	$3	$—	$1,504
Mortgage-backed securities	12,217	334	54	12,497
Corporate bonds	6,141	—	27	6,114
CMO securities	35,326	801	—	36,127
State and political subdivisions - taxable	8,982	193	31	9,144
State and political subdivisions - tax exempt	9,379	252	8	9,623
SBA - Guarantee portion	1,807	20	—	1,827

	$75,353	$1,603	$120	$76,836

	December 31, 2010
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Thousands)
Available-for-sale
U.S. Government agencies	$6,533	$48	$—	$6,581
Mortgage-backed securities	14,834	347	159	15,022
Corporate bonds	6,412	21	31	6,402
CMO securities	30,587	568	111	31,044
State and political subdivisions - taxable	12,319	106	419	12,006
State and political subdivisions - tax exempt	12,150	88	246	11,992
SBA - Guarantee portion	3,743	12	15	3,740

	$86,578	$1,190	$981	$86,787

	June 30, 2011
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,886	$117	$42	$2,961

	$2,886	$117	$42	$2,961

	December 31, 2010
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,389	$54	$81	$2,362

	$2,389	$54	$81	$2,362

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

The Company conducts an assessment of its securities portfolio for OTTI consideration during each quarter. The assessment considers factors such as external credit ratings, delinquency ratios, market price, management’s judgment, expectations of future performance and relevant industry research and analysis. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses and the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses. Management’s assessment for the current quarter ended June 30, 2011 resulted in no recognition of OTTI.

The following table details unrealized loss and related fair values in the Company’s available-for-sale investment portfolio aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010.

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands)
Assets:
Mortgage-backed securities	$5,292	$54	$—	$—	$5,292	$54
Corporate bonds	5,115	27	—	—	5,115	27
State & political subdivisions-taxable	1,683	31	—	—	1,683	31
State & political subdivisions-tax exempt	1,413	8	—	—	1,413	8

All securities	$13,503	$120	$—	$—	$13,503	$120

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands)
Assets:
Mortgage-backed securities	$6,051	$159	$—	$—	$6,051	$159
Corporate bonds	5,337	31	—	—	5,337	31
CMO securities	6,545	111	—	—	6,545	111
State & political subdivisions-taxable	10,011	419	—	—	10,011	419
State & political subdivisions-tax exempt	8,918	246	—	—	8,918	246
SBA	2,073	15	—	—	2,073	15

All securities	$38,935	$981	$—	$—	$38,935	$981

Note 6 – Loans

Major classifications of loans are as follows:

	June 30,	December 31,
	2011	2010
	Amount	Amount
	(Thousands)
Commercial	$43,594	$48,004
Real estate - 1-4 residential	122,860	118,209
Real estate - commercial	141,669	145,399
Real estate - construction	12,212	15,852
Real estate - land development & land loans	58,951	66,041
Consumer	3,281	3,693

Total loans	382,567	397,198
Less:
Allowance for loan losses	10,153	11,036
Net deferred (income) costs	144	47

Loans, net	$372,558	$386,209

Activity in the allowance for loan losses for the six months ended June 30, 2011 and 2010:

	2011	2010
	(Thousands)
Balance, beginning of year	$11,036	$6,600
Provision for loan losses	3,847	6,746
Recoveries	818	12
Charge-offs	(5,548)	(1,877)

Balance, June 30, 2011	$10,153	$11,481

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period	2.65%	2.78%

The following table presents the aging of the unpaid principal in past due loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	30 - 89 Days	90+ Days	Nonaccrual	Current
	Past Due	Past Due	Loans	Loans	Total
	(Dollars in thousands)
Commercial	$1,802	$—	$4,148	$37,644	$43,594
Real Estate
Residential	423	—	7,445	114,992	122,860
Commercial	147	—	291	141,231	141,669
Construction	623	—	810	10,779	12,212
Land Development and land loans	4,486	50	8,443	45,972	58,951
Consumer	94	—	707	2,480	3,281

Total	$7,575	$50	$21,844	$353,098	$382,567

	December 31, 2010
	30 - 89 Days	90+ Days	Nonaccrual	Current
	Past Due	Past Due	Loans	Loans	Total
	(Dollars in thousands)
Commercial	$—	$993	$5,615	$41,396	$48,004
Real Estate
Residential	719	564	8,402	108,524	118,209
Commercial	—	—	355	145,044	145,399
Construction	492	—	1,366	13,994	15,852
Land Development and land loans	16	—	6,617	59,408	66,041
Consumer	10	—	—	3,683	3,693

Total	$1,237	$1,557	$22,355	$372,049	$397,198

The following table provides details of the Company’s loan portfolio internally assigned grade at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial	$35,450	$2,903	$5,241	$—	$—	$43,594
Real Estate
Residential	103,766	8,274	10,820	—	—	122,860
Commercial	134,018	3,750	3,901	—	—	141,669
Construction	3,120	4,057	5,035	—	—	12,212
Land Development and land loans	22,814	9,825	26,312	—	—	58,951
Consumer	2,322	162	797	—	—	3,281

	$301,490	$28,971	$52,106	$—	$—	$382,567

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial	$36,318	$3,884	$7,802	$—	$—	$48,004
Real Estate
Residential	101,115	4,962	12,087	45	—	118,209
Commercial	132,060	12,180	1,159	—	—	145,399
Construction	4,009	6,739	5,104	—	—	15,852
Land Development and land loans	24,220	21,409	20,412	—	—	66,041
Consumer	3,415	188	90	—	—	3,693

	$301,137	$49,362	$46,654	$45	$—	$397,198

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

The following table provides details regarding impaired loans by segment and class at June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Recorded Balance in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Recorded Balance in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance
	(Dollars in thousands)

With no related allowance:
Commercial	$520	$527	$—	$543	$545	$—
Real Estate
Residential	3,966	4,148	—	3,312	3,382	—
Commercial	—	1	—	—	—	—
Construction	810	816	—	505	505	—
Land Development and land loans	4,851	6,670	—	1,942	3,044	—

Total	$10,147	$12,162	$—	$6,302	$7,476	$—

With an allowance:
Commercial	$3,628	$4,184	$1,250	$5,072	$5,088	$1,912
Real Estate
Residential	4,674	5,210	1,237	6,246	6,266	1,977
Commercial	291	303	75	355	367	138
Construction	—	—	—	1,474	1,489	241
Land Development and land loans	5,017	5,017	1,950	6,091	6,091	1,450

Total	$13,610	$14,714	$4,512	$19,238	$19,301	$5,718

Total:
Commercial	$4,148	$4,711	$1,250	$5,615	$5,633	$1,912
Real Estate
Residential	8,640	9,358	1,237	9,558	9,648	1,977
Commercial	291	304	75	355	367	138
Construction	810	816	—	1,979	1,994	241
Land Development and land loans	9,868	11,687	1,950	8,033	9,135	1,450

Total	$23,757	$26,876	$4,512	$25,540	$26,777	$5,718

Note 7 – Other Real Estate Owned

Changes in other real estate owned were as follows for the six months ended June 30, 2011 and 2010 in thousands:

	2011	2010

Beginning Balance	$2,615	$3,388
Additions	6,120	337
Sales	(1,001)	(1,126)
Write-downs	(200)	(497)

Balance June 30	$7,534	$2,102

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010. Securities identified as restricted securities, including stock in the Federal Home Loan Bank of Atlanta (FHLB) and the Federal Reserve Bank (FRB), are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB, changes in certain portions of our capital.

	June 30, 2011
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Thousands)
Assets:

Available-for-sale securities	$—	$76,836	$—	$76,836

	December 31, 2010
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Thousands)
Assets:

Available-for-sale securities	$—	$86,787	$—	$86,787

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

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods.

	June 30, 2011
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Thousands)
Impaired loans	$—	$—	$23,757	$23,757
Other real estate owned	—	—	7,534	7,534

Total	$—	$—	$31,291	$31,291

	December 31, 2010
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Thousands)
Impaired loans	$—	$—	$25,540	$25,540
Other real estate owned	—	—	2,615	2,615

Total	$—	$—	$28,155	$28,155

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

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at June 30, 2011 and December 31, 2010 are current market rates for their respective terms and associated credit risk.

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

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at June 30, 2011 and December 31, 2010.

The estimated fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$32,257	$32,257	$32,367	$32,367
Investment securities	79,722	79,798	89,176	89,149
Loans receivable, net	372,558	380,037	386,209	394,489
Accrued interest	1,728	1,728	2,062	2,062

Financial liabilities
Deposits	$415,883	$419,813	$426,871	$429,597
FHLB advances	55,000	58,296	55,000	57,766
Federal funds purchased	—	—	—	—
Subordinated debt	7,155	3,651	7,155	3,455
Repurchase agreements	1,142	1,142	1,077	1,077

Unrecognized financial instruments
Standby letters of credit issued	$—	$—	$—	$—

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

Note 9 – Recently Issued Accounting Pronouncements

In April 2011, the Financial Accounting Standard Board (“FASB”) amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has not determined the impact, if any, upon the adoption of the standard.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity. This amendment is effective for fiscal and interim periods beginning after December 15, 2011.

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

OVERVIEW

The net loss for the second quarter of 2011 was $1.3 million, and net loss allocable to common shareholders was $1.5 million, or ($0.51) per fully diluted share compared to a net loss of $3.5 million, and a net loss allocable to common shareholders of $3.6 million or ($1.23) per fully diluted share, in the second quarter of 2010. The loss in the second quarter of 2011 was primarily due to the addition of $3.1 million to the Company’s allowance for loan losses due to net charge-off of loans totaling $3.6 million during the quarter. This compares to net charge-offs in the second quarter of 2010 of $1.6 million. This resulted in the allowance for loan losses representing 2.65% of the loans outstanding at June 30, 2011 compared to 2.78% at June 30, 2010.

The net loss for the first six months of 2011 was $889 thousand and the net loss allocable to common shareholders was $1.2 million or ($0.41) per fully diluted share compared to a net loss of $3.1 million and a net loss allocable to common shareholders was $3.5 million or ($1.16) per fully diluted share for the same period of 2010.

From a revenue and cost perspective, income before tax and provision for loan losses increased from $980 thousand for the second quarter of 2010 to $1.1 million for the second quarter of 2011, an increase of 7.2%. For the six months ended June 30, 2011, income pre-tax and pre-provision as compared to the comparable period in 2010 increased 22.9% to $2.4 million from 1.9 million. The following chart reconciles the above to the net income (loss) for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Pre-provision, pre-tax income	$1,051	$980	$2,381	$1,937
Provision for loan losses	3,147	6,285	3,847	6,746

Loss before income tax benefit	(2,096)	(5,305)	(1,466)	(4,809)
Income tax benefit	(755)	(1,833)	(577)	(1,689)

Net loss	$(1,341)	$(3,472)	$(889)	$(3,120)

Financial Condition

Total assets at June 30, 2011 were $525.8 million, down $10.3 million, or 1.9% from $536.0 million at December 31, 2010. Net loans outstanding were $372.6 million at June 30, 2011, a decrease of $13.7 million, compared to the 2010 year-end balance. This was the result of a continued, focused effort by the Bank to decrease its exposure to speculative real estate loans. Deposits decreased by $11.0 million to $415.9 million, down 2.6% from December 31, 2010. Our deposit strategy was focused on decreasing noncore funding sources and single service CD relationships and increasing noninterest-bearing deposit accounts which increased $4.9 million or 12.1% from December 31, 2010.

At June 30, 2011, the Company’s investment portfolio totaled $79.7 million, a decrease of $9.5 million from $89.2 million at December 31, 2010. Most of the funds that are invested in the Company’s investment portfolio are part of management’s effort to balance interest rate risk and to provide liquidity and income to the Company. Bank owned life insurance of $8.2 million was purchased during the second quarter of 2011 as an additional investment for the Company and to provide life insurance benefits for senior executives.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents a principal source of earnings for the Company. Changes in net interest income during 2011 to date compared to net interest income for the first quarter of 2010 are attributable to relatively stable loan portfolio yields and a decrease in total funding costs.

Net interest margin increased 17 basis points for the three months ended June 30, 2011 to 3.23% as compared to 3.06% for the second quarter of 2010, reflecting a decrease in average rate paid on interest-bearing liabilities of 40 basis points from 2.35% for the second quarter of 2010 to 1.95% for the second quarter of 2011. This was offset by a 19 basis point decrease in the average yield on earning assets. The yield on loans, net of discount, was 5.52% and 5.57% for the second quarters of 2011 and 2010, respectively, with the decrease due primarily to decreases in loans outstanding and nonaccrual loans during the period. The average yield on investments decreased from 4.10% for the second quarter of 2010 to 3.61% for the second quarter of 2011 while average balances in investments increased from $77.4 million for the second quarter of 2010 to $79.5 million for the second quarter of 2011. Average interest bearing deposits and fed funds sold, which were earning 0.23% for the second quarter of 2010 and 2011, increased $5.1 million due to reduction in loans outstanding and investments.

For the three months ended June 30, 2011, net interest income was up $49 thousand remaining at $3.9 million, consistent with the same period in 2010.

Total interest and fees on loans, the largest component of net interest income, decreased $406 thousand or 7.0% to $5.4 million during the second quarter of 2011 compared to $5.8 million for the same period in 2010 primarily due to decreases in loans outstanding of $30.7 million since June 30, 2010.

Interest expense on deposits decreased $441 thousand to $1.7 million, or 20.9% for the second quarter of 2011 compared to the same period of 2010. The decrease in deposit expense is due to the restructuring of the deposit mix and by a decrease in overall rates paid on deposits as interest rates paid on interest bearing deposits decreased 40 basis points to 1.95% from 2.35% for the second quarter of 2011.

For the six months ended June 30, 2011, the net interest margin increased 13 basis points from 3.14% for the first six months of 2010 to 3.27% for the second quarter of 2011. The primary increase in the net interest margin is the reduction of the average rate paid on interest bearing liabilities from 2.42% for the six months ended June 30, 2010 to 1.97% for the same period of 2011, a reduction in interest expense of $852 thousand from $4.3 million for the first six months of 2010 to $3.4 million for the comparable period of 2011. This was offset by a reduction in the average loans outstanding from $411.7 million as of June 30, 2010 to $393.0 million as of June 30, 2011. This resulted in a decrease in interest income on loans of $711 thousand from $11.6 million for the first six months of 2010 to $10.9 million for the comparable period in 2011.

Net interest income increased $226 thousand for the first six months of 2011 to $8.0 million from $7.8 million for the comparable period in 2010.

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

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended June 30,
	2011			2010
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
	(Dollars in thousands)
Assets:
Securities:
Taxable	$65,608	$497	3.01%	$64,801	$595	3.68%
Tax exempt (1)	13,876	219	6.34%	12,644	197	6.24%

Total securities	79,484	716	3.61%	77,445	792	4.10%
Federal funds sold & interest on deposits	26,000	15	0.23%	20,906	12	0.23%
FHLB & Federal Reserve Bank stock	4,591	31	2.73%	4,579	27	2.37%
Bank owned life insurance	2,561	42	6.60%	—	—	0.00%
Loans, net of unearned income (2)	390,106	5,368	5.52%	415,853	5,774	5.57%

Total earning assets	502,742	6,172	4.92%	518,783	6,605	5.11%

Allowance for loan losses	(10,739)			(6,892)
Cash and cash equivalents	6,739			6,501
OREO	2,547			2,565
Fixed assets	11,361			10,632
Other nonearning assets	12,255			9,547

Total assets	$524,905			$541,136

Liabilities & Stockholders’ Equity:
Interest checking	$10,154	$9	0.37%	$8,950	$8	0.38%
Money market deposit accounts	141,802	288	0.81%	150,198	490	1.31%
Statement savings	947	1	0.42%	720	1	0.50%
Certificates of deposit	219,235	1,373	2.51%	229,893	1,613	2.81%

Total interest-bearing deposits	372,138	1,671	1.80%	389,761	2,112	2.17%

Federal funds purchased	—	—	0.00%	—	—	0.00%
Repurchase agreements	1,093	1	0.50%	911	1	0.50%
Subordinated debt	7,155	34	1.93%	7,155	58	3.24%
FHLB Advances	55,000	413	3.01%	55,000	478	3.49%

Total interest bearing liabilities	435,386	2,119	1.95%	452,827	2,649	2.35%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	43,268			39,011
Other noninterest-bearing liabilities	1,670			2,003
Shareholders’ equity	44,581			47,295

Total liabilities and shareholders’ equity	$524,905			$541,136

Net interest spread			2.97%			2.76%

Impact of noninterest-bearing sources			0.26%			0.30%

Net interest margin		$4,053	3.23%		$3,956	3.06%

Ratio of average interest earning assets to average interest-bearing liabilities			115.47%			114.57%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances.

Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30,
	2011			2010
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
	(Dollars in thousands)
Assets:
Securities:
Taxable	$69,214	$1,069	3.11%	$65,900	$1,239	4.06%
Tax exempt (1)	14,370	457	6.41%	11,690	366	6.32%

Total securities	83,584	1,526	3.68%	77,590	1,605	4.06%
Federal funds sold & interest on deposits	25,639	30	0.24%	16,970	20	0.23%
FHLB & Federal Reserve Bank stock	4,585	56	2.48%	4,491	43	1.94%
Bank owned life insurance	2,870	60	4.22%	—	—	0.00%
Loans, net of unearned income (2)	392,956	10,893	5.59%	411,697	11,604	5.68%

Total earning assets	509,634	12,565	4.97%	510,748	13,272	5.24%

Allowance for loan losses	(11,001)			(6,792)
Cash and cash equivalents	6,951			6,311
OREO	2,592			2,926
Fixed assets	11,375			8,887
Other nonearning assets	9,606			9,308

Total assets	$529,157			$531,388

Liabilities & Stockholders’ Equity:
Interest checking	$9,714	$18	0.37%	$7,582	$16	0.44%
Money market deposit accounts	142,829	590	0.83%	146,171	1,017	1.40%
Statement savings	906	2	0.43%	683	2	0.50%
Certificates of deposit	223,401	2,800	2.53%	228,347	3,227	2.85%

Total interest-bearing deposits	376,850	3,410	1.82%	382,783	4,262	2.25%

Federal funds purchased	—	—	0.00%	—	—	0.00%
Repurchase agreements	1,055	2	0.46%	956	2	0.50%
Subordinated debt	7,155	69	1.94%	7,155	115	3.23%
FHLB Advances	55,000	821	3.01%	53,370	945	3.57%

Total interest bearing liabilities	440,060	4,302	1.97%	444,264	5,324	2.42%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	43,247			38,008
Other noninterest-bearing liabilities	1,652			2,046
Shareholders’ equity	44,198			47,070

Total liabilities and shareholders’ equity	$529,157			$531,388

Net interest spread			3.00%			2.82%

Impact of noninterest-bearing sources			0.27%			0.31%

Net interest margin		$8,263	3.27%		$7,948	3.14%

Ratio of average interest earning assets to average interest-bearing liabilities			114.96%			114.96%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances.

Noninterest Income

Total noninterest income was $839 thousand for the second quarter of 2011, compared to $315 thousand for the same period of 2010. Fees on deposits increased 17.2% to $82 thousand for the second quarter of 2011 compared to $70 thousand for the comparable period in 2010. Gain on sale of securities increased $481 thousand to $623 thousand for the three months ended June 30, 2011 compared to $142 thousand for the comparable period in 2010. During the second quarter of 2011, the Company sold securities with a book value of $23.3 million to restructure the investment portfolio to reduce the duration, volatility, and provide more cash flow to take advantage of rising rates over the next two years.

For the six months ended June 30, 2011, noninterest income increased $513 thousand from $547 thousand for the first six months on 2010 to $1.1 million for the comparable period in 2011, primarily attributable to the gain on sale of securities in the second quarter to 2011 totaling $623 thousand.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expenses for the second quarter of 2011 totaled $3.7 million, an increase of $502 thousand, compared to $3.2 million for the same period in 2010. The primary cause of the increase was losses on sale of OREO and write-down of existing OREO as a result of the change in market value of those assets. Losses and write-down of OREO for the three months ended June 30, 2011 was $293 thousand compared to $189 thousand in the second quarter of 2010. Salaries and employee benefits increased $182 thousand to $1.6 million for the three months ended June 30, 2011 compared to $1.4 million for the comparable period in 2010. The Company added a Compliance officer and an additional lending officer during the period. Occupancy expense increased $52 thousand for the second quarter of 2011 to $208 thousand from $156 thousand for the comparable period in 2010 as the Company purchased its’ headquarters building in April 2010 as compared to renting the building during the first and second quarter of 2010. Depreciation expense increased $23 thousand to $152 thousand for the three months ended June 30, 2011 as compared to the comparable period in 2010 due to additional depreciation on the headquarters building purchased in 2010. Professional fees decreased $39 thousand for the second quarter of 2011 to $224 thousand compared to $263 thousand for the comparable period in 2010 as less legal fees were incurred related to resolution of problem loans.

For the six months ended June 30, 2011, total noninterest expense increased $295 thousand, or 4.6% to $6.7 million from $6.4 million for the comparable period in 2010. The primary factor in the small increase in noninterest expense was the reduction in write-down and losses on OREO totaling $320 thousand for the first six months of 2011 compared to $542 thousand for the comparable period in 2010 reflecting a more appropriate valuation of the OREO in 2010.

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

The effective tax benefit rate for the six months ended June 30, 2011 and 2010 was 39.4% and 35.1%, respectively.

ASSET QUALITY

The Company’s allowance for loan losses is an estimate of the amount needed to provide for probable losses inherent in the loan portfolio. In determining adequacy of the allowance, management considers a number of factors, including, the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, effects of credit concentrations and economic conditions. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate.

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest, and OREO, were $29.4 million, up from $13.3 million at June 30, 2010 and $26.5 million at December 31, 2010. This increase is the result of a depressed economy and a weak real estate market, which has slowed sales of homes. Nonperforming assets are composed largely of loans secured by real estate and repossessed properties in our OREO portfolio. At the end of the second quarter, OREO was $7.5 million, up from $2.1 million at June 30, 2010 and $2.6 million at December 31, 2010. At June 30, 2011, there were $3.5 million of troubled debt restructurings that were performing loans.

Nonaccrual loans were $21.8 million at June 30, 2011, up slightly from $20.5 million at March 31, 2011 and down from $22.3 million at December 31, 2010. The fluctuation reflects the continued efforts by the Company to decrease nonaccruals in a challenging economic environment.

Loan charge-offs, less recoveries, amounted to $3.6 million for the second quarter of 2011 compared to $1.6 million for the second quarter of 2010. For the second quarter of 2011, the provision for loan losses was $3.1 million compared to $6.3 million for the second quarter of 2010, and compared to $1.1 million for the fourth quarter of 2010. With the level of real estate secured debt and the increased nonperforming assets, management is confident that we can successfully manage through the economic downturn. We anticipate continued provision expenses as the asset quality dictates the need.

Although the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $10.2 million at June 30, 2011 compared to $11.0 million at December 31, 2010 and compared to $11.5 million at June 30, 2010. The ratio of the allowance for loan losses to total loans outstanding at June 30, 2011 was 2.65% compared to 2.78% at December 31, 2010 and June 30, 2010.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

	Jun 30,	Mar 31,	Dec 31,	Jun 30,
	2011	2011	2010	2010
	(Dollars in thousands)
Nonaccrual loans	$21,844	$20,518	$22,355	$11,185
Loans past due 90 days and accruing interest	50	41	1,556	50

Total nonperforming loans	21,894	20,559	23,911	11,235
Other real estate owned	7,534	2,739	2,615	2,102

Total nonperforming assets	$29,428	$23,298	$26,526	$13,337

Allowance for loan losses to period end loans	2.65%	2.69%	2.78%	2.78%
Nonperforming assets to total loans & OREO	7.54%	5.89%	6.63%	3.21%
Nonperforming assets to total assets	5.60%	4.40%	4.95%	2.44%
Allowance for loan losses to nonaccrual loans	46.48%	51.51%	49.37%	102.65%

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

At June 30, 2011, cash and cash equivalents totaled $32.3 million. Investment securities not pledged totaled $77.3 million, for a total of 14.7% of total assets, which management believe is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including unused unsecured federal funds facilities with three banks totaling $22.5 million and unused available term loans through the FHLB totaling $7.8 million.

Total liquidity and other alternative sources of liquidity totaled $139.9 million at June 30, 2011 if fully utilized, which represents 26.6% of total assets.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At June 30, 2011, pre-approved but unused lines of credit for loans totaled approximately $52.6 million. In addition, we had approximately $6.5 million in financial and performance standby letters of credit at June 30, 2011. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualified as Tier 1 capital. First Capital Bank’s ratios exceed regulatory requirements. As of June 30, 2011, the Company had a Tier 1 risk-based capital ratio of 11.98% and a Total risk-based capital ratio of 13.57%. At December 31, 2010 these ratios were 12.04% and 13.7%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

Based upon an evaluation as of June 30, 2011 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings – None to report

Item 1A. Risk Factors – Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities – None

Item 4. (Removed and Reserved)

Item 5. Other Information – None to report

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed November 13, 2006)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed May 22, 2007)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

3.4	Articles of Amendment to the Company’s Articles of Incorporation, designation the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 6, 2009)

3.5	Articles of Amendment to the Company’s Articles of Incorporation, increasing the number of authorized shares of Common Stock to 30,000,000 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on June 3, 2010)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009)

4.3	Warrant to Purchase Shares of Common Stock, dated April 3, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2011.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2011.

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2011.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2011.

Exhibit 101	Interactive Data File (XBRL) furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date: August 12, 2011	By:	/s/ John M. Presley
John M. Presley
Managing Director and Chief Executive Officer

	By:	/s/ William W. Ranson
William W. Ranson
Chief Financial Officer, Treasurer and Secretary