Form 10-Q
period 2011-09-30
FIRST CAPITAL BANCORP, INC.
filed 2011-11-14
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

2,971,171 shares of Common Stock, par value $4.00 per share, were outstanding at November 11, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(dollars shown in thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)	(*)
ASSETS
Cash and due from banks	$8,186	$6,210
Interest-bearing deposits in other banks	26,040	26,157
Investment securities:
Available for sale, at fair value	91,566	86,787
Held to maturity, at cost	2,885	2,389
Restricted, at cost	4,681	4,669
Loans, net of allowance for losses	363,986	386,209
Other real estate owned	8,536	2,615
Premises and equipment, net	11,192	11,400
Accrued interest receivable	2,008	2,062
Bank owned life insurance	8,834	448
Deferred tax asset	2,711	3,530
Prepaid FDIC premiums	1,396	2,206
Other assets	3,610	1,343

Total assets	$535,631	$536,025

LIABILITIES
Deposits
Noninterest-bearing	$48,897	$40,379
Interest-bearing	383,572	386,491

Total deposits	432,469	426,870

Accrued expenses and other liabilities	3,373	2,248
Securities sold under repurchase agreements	1,477	1,077
Subordinated debt	7,155	7,155
Federal Home Loan Bank advances	50,000	55,000

Total liabilities	494,474	492,350

STOCKHOLDERS’ EQUITY
Preferred stock, $4.00 par value, $1,000 liquidation preference, 2,000,000 authorized shares, 10,958 issued and outstanding	44	44
Common stock, $4.00 par value, 30,000,000 authorized shares, 2,971,171 issued and outstanding	11,885	11,885
Additional paid-in capital	29,834	29,739
Retained (deficit) earnings	(2,347)	1,643
Warrants	661	661
Discount on preferred stock	(336)	(434)
Accumulated other comprehensive income, net of tax	1,416	137

Total stockholders’ equity	41,157	43,675

Total liabilities and stockholders’ equity	$535,631	$536,025

See notes to consolidated financial statements.

(*)	Derived from audited consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

(dollars shown in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income
Loans	$5,376	$5,947	$16,269	$17,551
Investments:
Taxable interest income	513	628	1,582	1,867
Tax exempt interest income	128	147	430	388
Dividends	25	20	83	63
Federal funds sold and interest bearing deposits	12	13	42	32

Total interest income	6,054	6,755	18,406	19,901

Interest expense
Deposits	1,619	2,007	5,031	6,270
FHLB advances	414	478	1,234	1,423
Subordinated debt and other borrowed money	34	64	104	180

Total interest expense	2,067	2,549	6,369	7,873

Net interest income	3,987	4,206	12,037	12,028
Provision for loan loss	4,726	375	8,572	7,121

Net interest (loss) income after provision for loan loss	(739)	3,831	3,465	4,907

Noninterest income
Fees on deposits	81	71	238	204
Gain on sale of securities	—	50	644	216
Other	232	131	491	378

Total noninterest income	313	252	1,373	798

Noninterest expenses
Salaries and employee benefits	1,794	1,487	4,796	4,281
Occupancy expense	213	183	626	554
Data processing	207	158	590	561
Professional services	178	185	540	565
Advertising and marketing	136	42	245	110
FDIC assessment	275	239	826	738
Virginia franchise tax	110	127	380	402
Write-down and losses on OREO	—	195	321	737
Depreciation	151	129	453	364
Other	518	424	1,536	1,290

Total noninterest expenses	3,582	3,169	10,313	9,602

Net (loss) income before provision for income taxes	(4,008)	914	(5,475)	(3,897)
Income tax (benefit) expense	(1,416)	277	(1,993)	(1,413)

Net (loss) income	(2,592)	637	(3,482)	(2,484)

Effective dividend on preferred stock	170	170	509	508
Net (loss) income allocable to common shareholders	$(2,762)	$467	$(3,991)	$(2,992)

Basic and diluted (loss) income per common share	$(0.93)	$0.16	$(1.34)	$(1.01)

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(dollars shown in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Warrants	Discount on Preferred Stock	Accumulated Other Comprehensive Income	Total

Balance December 31, 2009	$44	$11,885	$29,696	$4,493	$661	$(565)	$244	$46,458
Net loss	—	—	—	(2,484)	—	—	—	(2,484)
Other comprehensive income
Unrealized holding gain arising during period, (net of tax, $710)	—	—	—	—	—	—	1,379	1,379

Total comprehensive loss								(1,105)

Preferred stock dividend	—	—	—	(411)	—	—	—	(411)
Accretion of discount on preferred stock	—	—	—	(97)	—	97	—	—
Stock based compensation	—	—	33	—	—	—	—	33

Balance September 30, 2010	$44	$11,885	$29,729	$1,501	$661	$(468)	$1,623	$44,975

Balance December 31, 2010	$44	$11,885	$29,739	$1,643	$661	$(434)	$137	$43,675
Net loss	—	—	—	(3,482)	—	—	—	(3,482)
Other comprehensive income
Unrealized holding gain arising during period, (net of tax, $659)	—	—	—	—	—	—	1,279	1,279

Total comprehensive loss								(2,203)

Preferred stock dividend	—	—	—	(410)	—	—	—	(410)
Accretion of discount on preferred stock	—	—	—	(98)	—	98	—	—
Stock based compensation	—	—	95	—	—	—	—	95

Balance September 30, 2011	$44	$11,885	$29,834	$(2,347)	$661	$(336)	$1,416	$41,157

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(dollars shown in thousands)

	2011	2010
	(Unaudited)
Cash flows from operating activities
Net loss	($3,482)	($2,484)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	8,572	7,121
Depreciation of premises and equipment	453	364
Stock based compensation expense	95	33
Deferred income taxes	160	(1,412)
Gain on sale of securities	644	216
Loss on sale and write-down of OREO	321	—
Increase cash surrender value BOLI	(137)	—
Net amortization of bond premiums/discounts	597	446
Decrease in other assets	(1,457)	(1,381)
Decrease in accrued interest receivable	54	221
Increase in accrued expenses and other liabilities	1,125	263

Net cash provided by operating activities	6,945	3,387

Cash flows from investing activities
Proceeds from maturities and calls of securities	6,500	15,950
Proceeds from paydowns of securities available-for-sale	8,437	9,741
Purchase of securities available-for-sale	(43,736)	(40,225)
Proceeds from sale of securities available-for-sale	24,221	4,178
Proceeds from sale of OREO	1,075	851
Purchase Bank owned life insurance	(8,249)	—
Purchase of FHLB Stock	(9)	(243)
Purchase of Federal Reserve Stock	(3)	(268)
Purchases of premises and equipment	(245)	(3,771)
Net decrease (increase) in loans	6,334	(7,765)

Net cash used in investing activities	(5,675)	(21,552)

Cash flows from financing activities
Net increase in deposits	5,599	14,403
(Repayments) advances from FHLB	(5,000)	5,000
Dividends on preferred stock	(410)	(411)
Net decrease in certificates of deposit	—	(7,703)
Net increase in repurchase agreements	400	224

Net cash provided by financing activities	589	11,513

Net increase (decrease) in cash and cash equivalents	1,859	(6,652)

Cash and cash equivalents, beginning of period	32,367	31,667

Cash and cash equivalents, end of period	$34,226	$25,015

Supplemental disclosure of cash flow information
Interest paid during the period	$6,375	$7,918

Taxes paid during the period	$611	$825

Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$7,317	$302

Unrealized gain on securities available for sale	$1,938	$2,090

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

In management’s opinion the accompanying consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2011 and December 31, 2010 and for the three month and nine month period ended September 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America. Results for the three month and nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

The basic and diluted earnings per share calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars shown in thousands, except per share amounts)
	2011	2010	2011	2010

Net (loss) income allocable to common shareholders	$(2,762)	$467	$(3,991)	$(2,992)

Weighted average number of shares outstanding	2,971,171	2,971,171	2,971,171	2,971,171

Loss per common share - basic	($0.93)	$0.16	($1.34)	($1.01)

Effect of dilutive securities:

Weighted average number of shares outstanding	2,971,171	2,971,171	2,971,171	2,971,171
Effect of stock options	—	—	—	—

Diluted average shares outstanding	2,971,171	2,971,171	2,971,171	2,971,171

Loss per common share - assuming dilution	($0.93)	$0.16	($1.34)	($1.01)

The Company has excluded 472,157 shares and 439,388 shares for the three months and nine months ended September 30, 2011 and 292,947 shares and 153,764 shares for the three months and nine months ended September 30, 2010 from the calculation of diluted earnings per share as they were anti-dilutive due to the Company’s net losses during the three and nine month periods ended September 30, 2011 and 2010, since the strike price was greater than the average market price during all periods.

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

The stock based compensation, in thousands, expensed during the three months and nine months ended September 30, 2011 was $36 and $95, respectively and is included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(dollars shown in thousands)
Available-for-sale
U.S. Government agencies	$—	$—	$—	$—
Mortgage-backed securities	15,562	483	—	16,045
Corporate bonds	14,538	4	484	14,058
CMO securities	38,749	1,103	—	39,852
State and political subdivisions - taxable	8,971	594	—	9,565
State and political subdivisions - tax exempt	9,911	408	—	10,319
SBA - Guarantee portion	1,679	38	—	1,717

	$89,410	$2,630	$484	$91,556

	December 31, 2010
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(dollars shown in thousands)
Available-for-sale
U.S. Government agencies	$6,533	$48	$—	$6,581
Mortgage-backed securities	14,834	347	159	15,022
Corporate bonds	6,412	21	31	6,402
CMO securities	30,587	568	111	31,044
State and political subdivisions - taxable	12,319	106	419	12,006
State and political subdivisions - tax exempt	12,150	88	246	11,992
SBA - Guarantee portion	3,743	12	15	3,740

	$86,578	$1,190	$981	$86,787

	September 30, 2011
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(dollars shown in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,885	$237	$2	$3,120

	$2,885	$237	$2	$3,120

	December 31, 2010
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(dollars shown in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,389	$54	$81	$2,362

	$2,389	$54	$81	$2,362

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

The Company conducts an assessment of its securities portfolio for OTTI consideration during each quarter. The assessment considers factors such as external credit ratings, delinquency ratios, market price, management’s judgment, expectations of future performance and relevant industry research and analysis. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses and the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses. Management’s assessment for the current quarter ended September 30, 2011 resulted in no recognition of OTTI.

The following table details unrealized loss and related fair values in the Company’s available-for-sale investment portfolio aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses
	(dollars shown in thousands)
Assets:
Corporate bonds	$10,060	$482	$998	$2	8	$11,058	$484

All securities	$10,060	$482	$998	$2	8	$11,058	$484

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses
	(dollars shown in thousands)
Assets:
Mortgage-backed securities	$6,051	$160	$—	$—	4	$6,051	$160
Corporate bonds	5,337	31	—	—	5	5,337	31
CMO securities	6,545	111	—	—	7	6,545	111
State & political subdivisions-taxable	10,011	419	—	—	13	10,011	419
State & political subdivisions-tax exempt	8,918	326	—	—	16	8,918	326
SBA	2,073	15	—	—	2	2,073	15

All securities	$38,935	$1,062	$—	$—	47	$38,935	$1,062

Note 6 – Loans

Major classifications of loans are as follows:

	September 30, 2011	December 31, 2010
	Amount	Amount
	(dollars shown in thousands)
Commercial	$39,337	$48,004
Real estate - 1-4 residential	123,398	118,209
Real estate - commercial	146,021	145,399
Real estate - construction	10,696	15,852
Real estate - land development & land loans	50,233	66,041
Consumer	3,163	3,693

Total loans	372,848	397,198
Less:
Allowance for loan losses	9,026	11,036
Net deferred (income) costs	164	47

Loans, net	$363,986	$386,209

A summary of risk characteristics by loan portfolio classification follows:

Commercial and Industrial Business – These loans include loans to businesses that are not secured by real estate. These loans are typically secured by accounts receivable, inventory, equipment, etc. Commercial loans are typically granted to local businesses that have a strong track record of profitability and performance. This category of loans sustained lower than average losses in 2010 and 2011.

Real Estate – 1-4 Residential – This portfolio primarily consists of investor loans secured by properties in the Bank’s normal lending area. Those investor loans are typically a five year rate adjustment loans. These loans generally have an original loan-to-value (“LTV”) of 80% or less. This category also includes home equity lines of credit (“HELOC”). The HELOCs generally had an adjustable rate tied to prime rate and a term of 10 years. Given the declining value of residential properties over the past several years, these loans possess a higher than average level of risk of loss to the bank. Multifamily residential real estate is moderately seasoned and is generally secured by properties in the Bank’s normal lending area.

Real Estate – Commercial – This portfolio consists of nonresidential improved real estate which includes shopping centers, office buildings, etc. These properties are generally located in the Bank’s normal lending area. Decreased rental income due to the economic slowdown has caused some deterioration in values. As a result, this category of loans has a higher than average level of risk.

Real Estate – Construction – This portfolio has decreased significantly over the past several years as fewer construction loans have been made during the economic downtown. These loans are located in the Bank’s normal lending area.

Real Estate – Land Development and Land Loans – This portfolio includes raw undeveloped land and developed residential lots held by builders and developers. Given the significant decline in value for both developed and undeveloped land due to reduced demand, this portfolio possesses an increased level of risk compared to other loan portfolios. Continuing deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for customers.

Consumer – Loans in this portfolio are either unsecured or secured by automobiles, marketable securities, etc. They are generally granted to local customers that have a banking relationship with our Bank.

Activity in the allowance for loan losses for the nine months ended September 30, 2011 and 2010 is as follows:

	2011	2010
	(dollars shown in thousands)
Balance, beginning of year	$11,036	$6,600
Provision for loan losses	8,572	7,121
Recoveries	845	12
Charge-offs	(11,427)	(2,710)

Balance, September 30	$9,026	$11,023

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period	2.42%	2.70%

The following table presents activity in the allowance for loan losses by portfolio segment:

	Three Months Ended September 30, 2011
	RE-Construction, Land and Land Development	RE- Commercial	Commercial	Consumer	RE-1-4 Residential	Total
	(dollars shown in thousands)
Balance, July 1, 2011	$4,000	$2,437	$2,415	$36	$1,265	$10,153
Provision for loan losses	2,926	150	—	—	1,650	4,726
Loans charged off	(3,727)	(150)	(287)	—	(1,715)	(5,879)
Recoveries	20	—	2	—	4	26

Balance, September 30, 2011	$3,219	$2,437	$2,130	$36	$1,204	$9,026

	Three Months Ended September 30, 2010
	RE-Construction, Land and Land Development	RE- Commercial	Commercial	Consumer	RE-1-4 Residential	Total
	(dollars shown in thousands)
Balance, July 1, 2010	$4,828	$2,569	$1,696	$15	$2,373	$11,481
Provision for loan losses	—	—	375	—	—	375
Loans charged off	(426)	(85)	—	—	(322)	(833)
Recoveries	—	—	—	—	—	—

Balance September 30, 2010	$4,402	$2,484	$2,071	$15	$2,051	$11,023

	Nine Months Ended September 30, 2011
	RE-Construction, Land and Land Development	RE- Commercial	Commercial	Consumer	RE-1-4 Residential	Total
	(dollars shown in thousands)
Balance, January 1, 2011	$4,000	$2,500	$3,000	$36	$1,500	$11,036
Provision for loan losses	5,370	150	600	—	2,453	8,573
Loans charged off	(6,971)	(213)	(1,477)	—	(2,766)	(11,427)
Recoveries	820	—	7	—	17	844

Balance, September 30, 2011	$3,219	$2,437	$2,130	$36	$1,204	$9,026

	Nine Months Ended September 30, 2010
	RE-Construction, Land and Land Development	RE- Commercial	Commercial	Consumer	RE-1-4 Residential	Total
	(dollars shown in thousands)
Balance, January 1, 2010	$2,500	$2,285	$800	$15	$1,000	$6,600
Provision for loan losses	3,400	500	1,436	—	1,785	7,121
Loans charged off	(1,498)	(301)	(177)	—	(734)	(2,710)
Recoveries	—	—	12	—	—	12

Balance September 30, 2010	$4,402	$2,484	$2,071	$15	$2,051	$11,023

The charging off of uncollectible loans is determined on a case-by-case basis. Determination of a collateral shortfall, prospects for recovery, delinquency and the financial resources of the borrower and any guarantor are all considered in determining whether to charge-off a loan. Closed-end retail loans that become past due 120 cumulative days and open-end retail loans that become past due 180 cumulative days from the contractual due date will be charged off.

The following table presents the aging of the unpaid principal in past due loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Current Loans	Total
	(dollars shown in thousands)
Commercial	$92	$—	$1,263	$37,982	$39,337
Real Estate
Residential	2,111	—	5,366	115,921	123,398
Commercial	140	—	2,929	142,952	146,021
Construction	—	—	1,173	9,523	10,696
Land Development and land loans	—	—	7,017	43,216	50,233
Consumer	—	—	707	2,456	3,163

Total	$2,343	$—	$18,455	$352,050	$372,848

	December 31, 2010
	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Current Loans	Total
	(dollars shown in thousands)
Commercial	$—	$993	$5,615	$41,396	$48,004
Real Estate
Residential	719	564	8,402	108,524	118,209
Commercial	—	—	355	145,044	145,399
Construction	492	—	1,366	13,994	15,852
Land Development and land loans	16	—	6,617	59,408	66,041
Consumer	10	—	—	3,683	3,693

Total	$1,237	$1,557	$22,355	$372,049	$397,198

Loans are determined past due or delinquent based on the contractual terms of the loan. Payments past due 30 days or more are considered delinquent. The accrual of interest is generally discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual at an earlier date if collection of principal or interest is considered doubtful or charged-off if a loss is considered imminent.

All interest accrued but not collected for loans that are placed on nonaccrual are reversed against interest income when the loan is placed on nonaccrual status. Because of the uncertainty of the expected cash flows, the Company is accounting for nonaccrual loans under the cost recovery method, in which all cash payments are applied to principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future collection of principal and interest are reasonably assured. The number of payments needed to meet this criteria varies from loan to loan. However, as a general rule, this criteria will be considered to have been met with the timely payment of six consecutive regularly scheduled monthly payments.

The following table provides details of the Company’s loan portfolio internally assigned grade at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(dollars shown in thousands)
Commercial	$34,296	$3,098	$1,944	$—	$—	$39,338
Real Estate
Residential	107,536	5,983	9,878	—	—	123,397
Commercial	134,123	5,502	6,397	—	—	146,022
Construction	2,239	3,607	4,849	—	—	10,695
Land Development and land loans	20,312	14,576	15,345	—	—	50,233
Consumer	2,216	150	797	—	—	3,163

	$300,722	$32,916	$39,210	$—	$—	$372,848

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(dollars shown in thousands)
Commercial	$36,318	$3,884	$7,802	$—	$—	$48,004
Real Estate
Residential	101,115	4,962	12,087	45	—	118,209
Commercial	132,060	12,180	1,159	—	—	145,399
Construction	4,009	6,739	5,104	—	—	15,852
Land Development and land loans	24,220	21,409	20,412	—	—	66,041
Consumer	3,415	188	90	—	—	3,693

	$301,137	$49,362	$46,654	$45	$—	$397,198

These credit quality indicators are defined as follows:

Pass – A “pass” rated asset is not adversely classified because it does not display any of the characteristics for adverse classification.

Special mention – A “special mention” asset has potential weaknesses that deserve management’s close attention. If left uncorrected, such potential weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention assets are not adversely classified and do not warrant adverse classification.

Substandard – A “substandard” asset is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets classified as substandard generally have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These assets are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Doubtful – An asset classified “doubtful” has all the weaknesses inherent in an asset classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.

Loss – Assets classified “loss” are considered uncollectible and of such little value that their continuing to be carried as an asset is not warranted. This classification is not necessarily equivalent to no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be effected in the future.

The loan risk rankings were updated for the quarter ended September 30, 2011 on September 20, 21 and 22. The loan risk rankings were updated for the quarter ended September 30, 2010 on September 27, 28 and 29.

The following table provides details regarding impaired loans by segment and class at September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance
	(dollars shown in thousands)
With no related allowance:
Commercial	$409	$409	$—	$543	$545	$—
Consumer	707	707	—	—	—	—
Real Estate
Residential	3,221	3,295	—	3,312	3,382	—
Commercial	34	45	—	—	—	—
Construction	1,173	2,423	—	505	505	—
Land Development and land loans	6,497	7,501	—	1,942	3,044	—

Total	$12,041	$14,380	$—	$6,302	$7,476	$—

With an allowance:
Commercial	$821	$854	$250	$5,072	$5,088	$1,912
Consumer	—
Real Estate
Residential	3,151	4,304	962	6,246	6,266	1,977
Commercial	2,929	3,627	912	355	367	138
Construction	—	6	—	1,474	1,489	241
Land Development and land loans	1,425	1,574	950	6,091	6,091	1,450

Total	$8,326	$10,365	$3,074	$19,238	$19,301	$5,718

Total:
Commercial	$1,230	$1,263	$250	$5,615	$5,633	$1,912
Consumer	707	707	—	—	—	—
Real Estate
Residential	6,372	7,599	962	9,558	9,648	1,977
Commercial	2,963	3,672	912	355	367	138
Construction	1,173	2,429	—	1,979	1,994	241
Land Development and land loans	7,922	9,075	950	8,033	9,135	1,450

Total	$20,367	$24,745	$3,074	$25,540	$26,777	$5,718

The following table provides details of the balance of the allowance for loan losses and the recorded investment in financing receivables by impairment method for each loan portfolio segment:

	Construction and Land Development	Commercial Real Estate	Commercial and Industrial	Consumer	Residential	Total
	(dollars shown in thousands)
September 30, 2011
Allowance for loan losses
Individually evaluated for impairment	$950	$912	$250	$—	$962	$3,074
Collectively evaluated for impairment	2,269	1,525	1,880	36	242	5,952

Total ending allowance	$3,219	$2,437	$2,130	$36	$1,204	$9,026

Loans
Individually evaluated for impairment	$9,615	$2,929	$1,264	$707	$5,852	$20,367
Collectively evaluated for impairment	51,314	143,092	38,073	2,456	117,546	352,481

Total loans	$60,929	$146,021	$39,337	$3,163	$123,398	$372,848

December 31, 2010
Allowance for loan losses
Individually evaluated for impairment	$1,691	$138	$1,912	$—	$1,977	$5,718
Collectively evaluated for impairment	2,756	2,362	16	15	169	5,318

Total ending allowance	$4,447	$2,500	$1,928	$15	$2,146	$11,036

Loans
Individually evaluated for impairment	$10,012	$355	$5,615	$—	$9,558	$25,540
Collectively evaluated for impairment	71,881	145,044	42,389	3,693	113,302	376,309

Total loans	$81,893	$145,399	$48,004	$3,693	$122,860	$401,849

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments on principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining whether a loan is impaired include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Additionally, management’s policy is generally to evaluate only those loans greater than $250 thousand for impairment as these are considered to be individually significant in relation to the size of the loan portfolio. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The following table presents interest income recognized and the average recorded investment of impaired loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars shown in thousands)		(dollars shown in thousands)
	Interest income recognized	Average Recorded Investment in Impaired Loans	Interest income recognized	Average Recorded Investment in Impaired Loans
2011
Real Estate
Construction, land and land development	$2	$11,630	$226	$11,630
Commercial	—	3,638	—	3,638
Residential	(5)	8,307	222	8,307
Commercial	(8)	1,368	87	1,368
Consumer	—	236	—	236

Total	$(11)	$25,179	$535	$25,179

2010
Real Estate
Construction, land and land development	$(43)	$9,879	$76	$9,879
Commercial	(21)	580	(16)	580
Residential	330	10,142	423	10,142
Commercial	(58)	5,257	(58)	5,257
Consumer	—	1	—	1

Total	$208	$25,859	$425	$25,859

Cash payments received on impaired loans are applied on a cash basis with all cash receipts applied first to principal and any payments received in excess of the unpaid principal balance being applied to interest.

As of September 30, 2011, the Company had $2.7 million accruing loans classified as trouble debt restructurings where the measurement of impairment was based on the present value of expected future cash flows.

Troubled Debt Restructurings

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the current period ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption for the Company (September 30, 2011), the Company determined that there were no receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35.

Modification Categories

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

Rate Modification – A modification in which the interest rate is changed.

Term Modification – A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.

Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

Combination Modification – Any other type of modification, including the use of multiple categories above.

As of September 30, 2011 and December 31, 2010, there were no available commitments outstanding for troubled debt restructurings.

The following tables present troubled debt restructurings as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Accrual Status	Non-Accrual Status	Total Number of Contracts	Total Modifications
	(dollars shown in thousands)

Commercial	$2,200	$186	6	$2,386
Real estate - 1-4 residential	487	3,844	11	4,331
Real estate - commercial	—	—	—	—
Real estate - construction	—	1,153	5	1,153
Real estate - land development and land loans	—	—	—	—
Consumer	—	—	—	—

Total	$2,687	$5,183	22	$7,870

	December 31, 2010
	Accrual Status	Non-Accrual Status	Total Number of Contracts	Total Modifications
	(dollars shown in thousands)

Commercial	$—	$244	4	$244
Real estate - 1-4 residential	490	4,942	11	5,432
Real estate - commercial	—	—	—	—
Real estate - construction	—	1,078	4	1,078
Real estate - land development and land loans	—	—	—	—
Consumer	—	—	—	—

Total	$490	$6,264	19	$6,754

The Company’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appear relatively certain. The Company’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

Loans reviewed for consideration of modification are reviewed for potential impairment at the time of the restructuring. Any identified impairment is recognized as a reduction in the allowance.

The following tables present newly restructured loans that occurred during the three and nine months ended September 30, 2011 and 2010, respectively, of which all loans presented the same outstanding recorded investment both pre-modification and post modification:

Three months ended September 30, 2011
	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
(dollars shown in thousands)

Commercial	—	$—	$—	$—	$—	$—	$—
Real estate - 1-4 residential	—	—	—	—	—	—	—
Real estate - commercial	—	—	—	—	—	—	—
Real estate - construction	1	—	—	—	—	107	107
Real estate - land development and land loans	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total	1	$—	$—	$—	$—	$107	$107

Three months ended September 30, 2010
	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
(dollars shown in thousands)

Commercial	—	$—	$—	$—	$—	$—	$—
Real estate - 1-4 residential	8	—	—	—	—	1,879	1,879
Real estate - commercial	—	—	—	—	—	—	—
Real estate - construction	—	—	—	—	—	—	—
Real estate - land development and land loans	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total	8	$—	$—	$—	$—	$1,879	$1,879

Nine months ended September 30, 2011
	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
(dollars shown in thousands)

Commercial	—	$—	$—	$—	$—	$—	$—
Real estate - 1-4 residential	—	—	—	—	—	—	—
Real estate - commercial	—	—	—	—	—	—	—
Real estate - construction	3	—	—	—	—	2,307	2,307
Real estate - land development and land loans	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total	3	$—	$—	$—	$—	$2,307	$2,307

	Nine months ended September 30, 2010
	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(dollars shown in thousands)

Commercial	1	$—	$—	$—	$—	$134	$134
Real estate - 1-4 residential	9	—	—	—	—	2,068	2,068
Real estate - commercial	—	—	—	—	—	—	—
Real estate - construction	3	—	—	—	—	113	113
Real estate - land development and land loans	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total	13	$—	$—	$—	$—	$2,315	$2,315

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine month periods ended September 30, 2011 and 2010, respectively:

	Three months ended
	September 30, 2011		September 30, 2010
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars shown in thousands)

Commercial	—	$—	1	$134
Real estate - 1-4 residential	1	139	6	1,194
Real estate - commercial	—	—	—	—
Real estate - construction	1	108	—	—
Real estate - land development and land loans	—	—	—	—
Consumer	—	—	—	—

Total	2	$247	7	$1,328

	Nine months ended
	September 30, 2011		September 30, 2010
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars shown in thousands)

Commercial	—	$—	1	$134
Real estate - 1-4 residential	1	139	6	1,194
Real estate - commercial	—	—	—	—
Real estate - construction	4	220	—	—
Real estate - land development and land loans	—	—	—	—
Consumer	—	—	—	—

Total	5	$359	7	$1,328

Note 7 – Other Real Estate Owned

Changes in other real estate owned were as follows for the nine months ended September 30, 2011 and 2010 in thousands:

	Nine Months Ended
	September 30,
	2011	2010
	(dollars shown in thousands)

Beginning Balance	$2,615	$3,388
Additions	7,317	1,417
Sales	(1,196)	(851)
Write-downs	(200)	(1,103)

Balance September 30	$8,536	$2,851

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010. Securities identified as restricted securities, including stock in the Federal Home Loan Bank of Atlanta (FHLB) and the Federal Reserve Bank (FRB), are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB, changes in certain portions of our capital.

	September 30, 2011
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
	(dollars shown in thousands)
Assets:

Available-for-sale securities	$—	$91,556	$—	$91,556

	December 31, 2010
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
	(dollars shown in thousands)
Assets:

Available-for-sale securities	$—	$86,787	$—	$86,787

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

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods.

	September 30, 2011
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
	(Dollars shown in thousands)
Impaired loans	$—	$—	$17,293	$17,293
Other real estate owned	—	—	8,536	8,536

Total	$—	$—	$25,829	$25,829

	December 31, 2010
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
	(dollars shown in thousands)
Impaired loans	$—	$—	$19,822	$19,822
Other real estate owned	—	—	2,615	2,615

Total	$—	$—	$22,437	$22,437

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

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at September 30, 2011 and December 31, 2010 are current market rates for their respective terms and associated credit risk.

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

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at September 30, 2011 and December 31, 2010.

The estimated fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(dollars shown in thousands)
Financial assets
Cash and cash equivalents	$34,226	$34,226	$32,367	$32,367
Investment securities	94,451	94,676	89,176	89,149
Loans receivable, net	363,986	372,603	386,209	394,489
Accrued interest	2,008	2,008	2,062	2,062

Financial liabilities
Deposits	$432,469	$441,102	$426,871	$429,597
FHLB advances	50,000	53,957	55,000	57,766
Federal funds purchased	—		—	—
Subordinated debt	7,155	3,740	7,155	3,455
Repurchase agreements	1,477	1,477	1,077	1,077

Unrecognized financial instruments
Standby letters of credit issued	$—	$—	$—	$—

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

Note 9 – Recently Issued Accounting Pronouncements

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual financial statements. Disclosures about Troubled Debt Restructurings (“TDR”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 are effective for reporting periods beginning after June 15, 2011.

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB Accounting Standards Codification Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after

December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently in the process of evaluating the impact that this ASU may have on the consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.“ The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently in the process of evaluating the impact that this ASU may have on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements other than the change in presentation of comprehensive income when this ASU is adopted.

In September 2011, The FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

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

OVERVIEW

The net loss for the third quarter of 2011 was $2.6 million, and net loss allocable to common shareholders was $2.8 million, or ($0.93) per fully diluted share compared to a net income of $637 thousand, and a net income allocable to common shareholders of $467 thousand or $0.16 per fully diluted share, in the third quarter of 2010. The loss in the third quarter of 2011 was due primarily to the recognition of losses on several nonaccrual loans and properties included in other real estate owned. In that regard, the Company disposed of other real estate owned and charged-off loans totaling $6.1 million during the third quarter of 2011.

The net loss for the first nine months of 2011 was $3.5 million and the net loss allocable to common shareholders was $4.0 million or ($1.34) per fully diluted share compared to a net loss of $2.5 million and a net loss allocable to common shareholders was $3.0 million or ($1.01) per fully diluted share for the same period of 2010.

During the third quarter of 2011, the Company commenced a mortgage operation. For the third quarter, the Company incurred approximately $180 thousand in start up expenses without production offsets. The Company expects the mortgage operation to make a positive contribution in the fourth quarter of 2011and a positive contribution for 2012.

From a revenue and cost perspective, income before tax and provision for loan losses decreased from $1.3 million for the third quarter of 2010 to $718 thousand for the third quarter of 2011. For the nine months ended September 30, 2011, income pre-tax and pre-provision as compared to the comparable period in 2010 decreased to $3.1 million from

$3.2 million. Contributing to both the three and nine month decrease was the $180 thousand in mortgage operation start-up costs and a reduction in the net interest income for the three months ended September 30, 2011 of $219 thousand due to a reduction in the loan portfolio. The following chart reconciles the above to the net income (loss) for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Income before tax and provision	$718	$1,289	$3,097	$3,224
Provision for loan losses	4,726	375	8,572	7,121

Income before income tax	(4,008)	914	(5,475)	(3,897)
Income tax (benefit)	(1,416)	277	(1,993)	(1,413)

Net (loss) income	$(2,592)	$637	$(3,482)	$(2,484)

Financial Condition

Total assets at September 30, 2011 were $535.6 million, down $394 thousand from $536.0 million at December 31, 2010. Net loans outstanding were $364.0 million at September 30, 2011, a decrease of $22.2 million, compared to the 2010 year-end balance. This was the result of a continued, focused effort by the Bank to decrease its exposure to speculative real estate loans. Deposits increased by $5.6 million to $432.5 million, up 1.3% from December 31, 2010. Our deposit strategy was focused on decreasing noncore funding sources and single service CD relationships and increasing noninterest-bearing deposit accounts which increased $8.5 million or 21.1% from December 31, 2010.

At September 30, 2011, the Company’s investment portfolio totaled $94.5 million, an increase of $5.3 million from $89.2 million at December 31, 2010. Most of the funds that are invested in the Company’s investment portfolio are part of management’s effort to balance interest rate risk, to provide liquidity and income to the Company. Bank owned life insurance of $8.2 million was purchased during the second quarter of 2011 primarily as an investment for the Company.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents a principal source of earnings for the Company. Changes in net interest income during 2011 to date compared to net interest income for the comparable period of 2010 are attributable to decreasing loan portfolio yields, decreasing average balances of loans outstanding and a decrease in total funding costs.

Net interest margin increased 2 basis points for the three months ended September 30, 2011 to 3.26% as compared to 3.24% for the third quarter of 2010, reflecting a decrease in average rate paid on interest-bearing liabilities of 37 basis points from 2.22% for the third quarter of 2010 to 1.85% for the third quarter of 2011. This was offset by a 30 basis point decrease in the average yield on earning assets. The yield on loans, net of discount, was 5.58% and 5.72% for the third quarters of 2011 and 2010, respectively, with the decrease due primarily to decreases in loans outstanding and lower rates during the period. The average yield on investments decreased from 4.00% for the third quarter of 2010 to 3.08% for the third quarter of 2011 while average balances in investments increased from $84.2 million for the third quarter of 2010 to $91.4 million for the third quarter of 2011. Average interest bearing deposits and fed funds sold, which were earning 0.23% for the both quarters of 2010 and 2011, remained unchanged.

For the three months ended September 30, 2011, net interest income was down $482 thousand from $2.5 million for the third quarter of 2010 to $2.1 million for the third quarter of 2011. This decrease is due to the reduction in average loans outstanding of $33.0 million from $412.5 million for the quarter ended September 30, 2010 compared to $379.5 million for the quarter ended September 30, 2011.

Total interest and fees on loans, the largest component of net interest income, decreased $571 thousand or 9.60% to $5.4 million during the third quarter of 2011 compared to $5.9 million for the same period in 2010 primarily due to decreases in loans outstanding of $3.0 million since September 30, 2010.

Interest expense on deposits decreased $388 thousand to $1.6 million, or 19.3% for the third quarter of 2011 compared to the same period of 2010. The decrease in deposit expense is due to the restructuring of the deposit mix and a decrease in overall rates paid on deposits as interest rates paid on interest bearing deposits decreased 35 basis points to 1.68% from the third quarter of 2011 from 2.03% for the third quarter of 2010.

For the nine months ended September 30, 2011, the net interest margin increased 11 basis points from 3.17% for the first nine months of 2010 to 3.28% for the first nine months of 2011. The primary increase in the net interest margin is the reduction of the average rate paid on interest bearing liabilities from 2.35% for the nine months ended September 30, 2010 to 1.93% for the same period of 2011, a reduction in interest expense of $1.5 million from $7.9 million for the first nine months of 2010 to $6.4 million for the comparable period of 2011. This was offset by a reduction in the average loans outstanding from $412.0 million for the nine months ended September 30, 2010 to $388.4 million for the nine months ended September 30, 2011. This resulted in a decrease in interest income on loans of $1.3 million from $17.6 million for the first nine months of 2010 to $16.3 million for the comparable period in 2011.

Net interest income increased $9 thousand for the first nine months of 2011 compared to the comparable period in 2010.

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

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended September 30,
	2011			2010
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates

	(Dollars in thousands)
Assets:
Securities:
Taxable	$78,746	$517	2.60%	$69,610	$628	3.58%
Tax exempt (1)	12,691	194	6.08%	14,617	222	6.03%

Total securities	91,437	711	3.08%	84,227	850	4.00%
Federal funds sold	—	—	0.00%	1,000	1	0.24%
Bank owned life insurance	8,792	138	6.24%	—	—	0.00%
Interest bearing deposits	21,027	12	0.23%	20,976	12	0.23%
FHLB & Federal Reserve Bank stock	4,591	24	2.09%	4,579	18	1.52%
Loans, net of unearned income (2)	379,535	5,331	5.58%	412,513	5,947	5.72%

Total earning assets	505,382	6,216	4.88%	523,295	6,828	5.18%

Allowance for loan losses	(9,603)			(11,256)
Cash and cash equivalents	7,935			6,206
OREO	7,535			2,321
Fixed assets	11,270			10,585
Other nonearning assets	10,080			11,881

Total assets	$521,329			$532,447

Liabilities & Stockholders’ Equity:
Interest checking	$10,752	$10	0.35%	$8,812	$9	0.38%
Money market deposit accounts	151,396	258	0.68%	150,303	421	1.11%
Statement savings	910	1	0.42%	709	1	0.47%
Certificates of deposit	218,012	1,349	2.46%	231,886	1,577	2.70%

Total interest-bearing deposits	381,070	1,618	1.68%	391,710	2,008	2.03%

Repurchase agreements	1,181	1	0.50%	1,916	2	0.50%
Subordinated debt	7,155	34	1.90%	7,155	61	3.37%
FHLB Advances	53,370	414	3.07%	55,000	478	3.45%

Total interest bearing liabilities	442,776	2,067	1.85%	455,781	2,549	2.22%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	44,685			41,391
Other noninterest-bearing liabilities	1,713			1,897
Stockholders’ equity	43,425			44,397

Total liabilities and stockholders’ equity	$532,599			$543,466

Net interest spread			3.03%			2.96%

Impact of noninterest-bearing sources			0.23%			0.29%

Net interest margin		$4,149	3.26%		$4,279	3.24%

Ratio of average interest earning assets to average interest-bearing liabilities			114.14%			114.81%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances

Average Balances, Income and Expenses, Yields and Rates

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates

	(Dollars in thousands)
Assets:
Securities:
Taxable	$72,426	$1,584	2.92%	$67,151	$1,867	3.72%
Tax exempt (1)	13,804	651	6.31%	12,676	589	6.21%

Total securities	86,230	2,235	3.47%	79,827	2,456	4.11%
Federal funds sold	—	—	0.00%	1,000	2	18.00%
Bank owned life insurance	4,866	209	5.73%	—	—	0.00%
Interest bearing deposits	24,085	42	0.23%	17,604	30	23.00%
FHLB & Federal Reserve Bank stock	4,587	81	2.35%	4,520	61	1.80%
Loans, net of unearned income (2)	388,433	16,268	5.60%	411,972	17,551	5.70%

Total earning assets	508,201	18,835	4.96%	514,923	20,100	5.22%

Allowance for loan losses	(10,530)			(8,296)
Cash and cash equivalents	7,563			6,329
OREO	4,258			2,722
Fixed assets	11,340			10,585
Other nonearning assets	9,477			9,141

Total assets	$530,309			$535,404

Liabilities & Stockholders’ Equity:
Interest checking	$10,063	$28	37.00%	$8,716	$25	0.38%
Money market deposit accounts	145,716	847	78.00%	147,564	1,438	1.30%
Statement savings	907	3	43.00%	692	3	49.00%
Certificates of deposit	221,586	4,150	2.50%	229,540	4,804	2.80%

Total interest-bearing deposits	378,272	5,028	1.78%	386,512	6,270	2.17%

Repurchase agreements	1,098	4	47.00%	1,279	5	0.50%
Subordinated debt	7,155	103	1.92%	7,155	175	3.28%
FHLB Advances	54,450	1,234	3.03%	53,919	1,423	3.53%

Total interest bearing liabilities	440,975	6,369	1.93%	448,865	7,873	2.35%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	43,732			38,429
Other noninterest-bearing liabilities	1,664			1,941
Stockholders’ equity	43,938			46,169

Total liabilities and stockholders’ equity	$530,309			$535,404

Net interest spread			3.03%			2.87%

Impact of noninterest-bearing sources			0.26%			30.00%

Net interest margin		$12,466	3.28%		$12,227	3.17%

Ratio of average interest earning assets to average interest-bearing liabilities			115.24%			114.72%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances

Noninterest Income

Total noninterest income was $313 thousand for the third quarter of 2011, compared to $252 thousand for the same period of 2010. Fees on deposits increased 14.1% to $81 thousand for the third quarter of 2011 compared to $71 thousand for the comparable period in 2010. There were no sales of securities for the three months ended September 30, 2011 compared to a reported $50 thousand gain for the comparable period in 2010. Other noninterest income increased $101 thousand for the third quarter of 2011 to $232 thousand compared the $131 thousand for the comparable period of 2010. This increase is due to increases in commission earned on investment activity and bank owned life insurance increases in cash surrender value of life insurance.

For the nine months ended September 30, 2011, noninterest income increased $575 thousand from $798 thousand for the first nine months on 2010 to $1.4 million for the comparable period in 2011, primarily attributable to the gain on sale of securities in the second quarter to 2011 totaling $623 thousand. During the second quarter of 2011, the Company sold securities with a book value of $23.3 million to restructure the investment portfolio to reduce the duration, volatility, and provide more cash flow to take advantage of rising rates over the next two years.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expenses for the third quarter of 2011 totaled $3.6 million, an increase of $413 thousand, compared to $3.2 million for the same period in 2010. The primary cause of the increase was salaries and employee benefits increased $307 thousand to $1.8 million for the three months ended September 30, 2011 compared to $1.5 million for the comparable period in 2010. The Company added a Compliance officer, an additional lending officer and controller during the 2011 period. In addition, a mortgage operation was started during the third quarter resulting in salary and benefit costs of approximately $180 thousand during the period. Occupancy expense increased $30 thousand for the third quarter of 2011 to $213 thousand from $183 thousand for the comparable period in 2010 as the Company incurred rent expense for the mortgage operation, increased real estate taxes on properties, and executed new leases on several locations. Depreciation expense increased $22 thousand to $151 thousand for the three months ended September 30, 2011 as compared to the comparable period in 2010 due to additional depreciation on the headquarters building purchased in 2010. Professional fees decreased $7 thousand for the third quarter of 2011 to $178 thousand compared to $185 thousand for the comparable period in 2010 as less legal fees were incurred related to resolution of problem loans.

For the nine months ended September 30, 2011, total noninterest expense increased $709 thousand, or 7.4% to $10.3 million from $9.6 million for the comparable period in 2010. The primary factor in the small increase in noninterest expense was the reduction in write-down and losses on OREO totaling $321 thousand for the first nine months of 2011 compared to $737 thousand for the comparable period in 2010 reflecting a more appropriate valuation of the OREO in 2010. Salaries and employee benefits increased $515 thousand, or 12.0%, to $4.8 million for the nine months ended September 30, 2011 from $4.3 million for the comparable period in 2010 reflecting increasing personnel and the start up cost of the mortgage operation.

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

The effective tax benefit rates for the nine months ended September 30, 2011 and 2010 were 36.4% and 36.8%, respectively.

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

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest, and OREO, were $27.0 million, down from $29.4 million at June 30, 2011. This decrease reflects recognition of losses on several nonaccrual loans and properties included in other real estate owned. At December 31, 2010 and September 30, 2010 nonperforming assets totaled $26.5 million and $16.8 million, respectively. Nonperforming assets are composed largely of loans secured by real estate and repossessed properties in our OREO portfolio. At the end of the third quarter, OREO was $8.5 million, up from $2.9 million at September 30, 2010 and $2.6 million at December 31, 2010. At September 30, 2011, there were $2.7 million of troubled debt restructurings that were performing loans.

Nonaccrual loans were $18.5 million at September 30, 2011, down from $21.8 million at June 30, 2011 and up slightly to $22.4 million at December 31, 2010. The fluctuation reflects the continued efforts by the Company to decrease nonaccruals in a challenging economic environment.

Loan charge-offs, less recoveries, amounted to $5.9 million for the third quarter of 2011 compared to $883 thousand for the third quarter of 2010. For the third quarter of 2011, the provision for loan losses was $4.7 million compared to $375 thousand for the third quarter of 2010. Despite the level of real estate secured debt and the increased nonperforming assets, management is confident that we can successfully manage through the economic downturn. We anticipate continued provision expenses as the asset quality dictates the need.

Loans past due 30 to 89 days dropped to its lowest level in two years from $7.6 million at the end of the second quarter of 2011 to $2.3 million at the end of the third quarter, a $5.2 million or 69% reduction in those balances.

Although the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $9.0 million at September 30, 2011 compared to $11.0 million at December 31, 2010 and compared to $11.0 million at September 30, 2010. The ratio of the allowance for loan losses to total loans outstanding at September 30, 2011 was 2.42% compared to 2.78% at December 31, 2010 and 2.70% at September 30, 2010.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

	Sep 30,	Jun 30,	Dec 31,	Sep 30,
	2011	2011	2010	2010
	(Dollars in thousands)
Nonaccrual loans	$18,455	$21,844	$22,355	$13,146
Loans past due 90 days and accruing interest	—	50	1,556	765

Total nonperforming loans	18,455	21,894	23,911	13,911
Other real estate owned	8,536	7,534	2,615	2,851

Total nonperforming assets	$26,991	$29,428	$26,526	$16,762

Allowance for loan losses to period end loans	2.42%	2.65%	2.78%	2.70%
Nonperforming assets to total loans & OREO	7.07%	7.54%	6.63%	4.08%
Nonperforming assets to total assets	5.04%	5.60%	4.95%	3.10%
Allowance for loan losses to nonaccrual loans	48.91%	46.48%	49.37%	83.85%

Allowance for loan losses
Beginning balance	$10,153	$10,570	$11,023	$11,481
Provision for loan losses	4,726	3,147	1,100	375
Net charge-offs	5,853	3,564	1,087	833

Ending balance	$9,026	$10,153	$11,036	$11,023

Success of Modifications

The Bank has had varying degrees of success with different types of concessions. The following tables display troubled debt restructurings as of September 30, 2011 and September 30, 2010, which were performing according to agreement.

	September 30, 2011
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(dollars shown in thousands)
Commercial	$—	$—	$—	$—	$—	$—
Real estate - 1-4 residential	—	—	—	—	487	487
Real estate - commercial	—	—	—	—	—	—
Real estate - construction	—	—	—	—	2,200	2,200
Real estate - land development and land loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$—	$—	$—	$—	$2,687	$2,687

September 30, 2010
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
(dollars shown in thousands)
Commercial	$—	$—	$—	$—	$—	$—
Real estate - 1-4 residential	—	—	—	—	491	491
Real estate - commercial	—	—	—	—	—	—
Real estate - construction	—	—	—	—	—	—
Real estate - land development and land loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$—	$—	$—	$—	$491	$491

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

At September 30, 2011, cash and cash equivalents totaled $34.2 million. Investment securities not pledged totaled $79.6 million, for a total of 14.9% of total assets, which management believe is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including unused unsecured federal funds facilities with three banks totaling $22.5 million and unused available term loans through the FHLB totaling $21.8 million.

Total liquidity and other alternative sources of liquidity totaled $156.3 million at September 30, 2011 if fully utilized, which represents 29.2% of total assets.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At September 30, 2011, pre-approved but unused lines of credit for loans totaled approximately $58.4 million. In addition, we had approximately $6.5 million in financial and performance standby letters of credit at September 30, 2011. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualified as Tier 1 capital. First Capital Bank’s ratios exceed regulatory requirements. As of September 30, 2011, the Company had a Tier 1 risk-based capital ratio of 11.32% and a Total risk-based capital ratio of 12.99%. At December 31, 2010 these ratios were 12.04% and 13.7%, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.	CONTROLS AND PROCEDURES

Based upon an evaluation as of September 30, 2011 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – None to report

Item 1A.	Risk Factors – Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	(Removed and Reserved)

Item 5.	Other Information – None to report

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed November 13, 2006)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed May 22, 2007)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

3.4	Articles of Amendment to the Company’s Articles of Incorporation, designation the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8- K filed on April 6, 2009)

3.5	Articles of Amendment to the Company’s Articles of Incorporation, increasing the number of authorized shares of Common Stock to 30,000,000 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on September 3, 2010)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009)

4.3	Warrant to Purchase Shares of Common Stock, dated April 3, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2011.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2011.

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2011.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, dated August 12, 2011.

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

99.3	Certification of John M. Presley Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.3 of Form 10-K filed on March 31, 2011).

99.4	Certification of William W. Ranson Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.4 of Form 10-K filed on March 31, 2011).

101	Interactive Date File (XBRL) furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date: November 11, 2011	By:	/s/ John M. Presley
John M. Presley
Managing Director and Chief Executive Officer

	By:	/s/ William W. Ranson
William W. Ranson
Senior Vice President & Chief Financial Officer,