Form 10-K/A
period 2010-12-31
FIRST CAPITAL BANCORP, INC.
filed 2011-12-15
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 001-33543

FIRST CAPITAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Virginia	11-3782033
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

4222 Cox Road, Suite 200
Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804)-273-1160

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $4.00 par value	NASDAQ Capital Market
(Title of Class)	(Name of each Exchange on which registered)

Securities registered under Section 12(g) of the Act:

None

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,971,171 Shares of Common Stock, $4.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (Check One):     Yes   ☐     No   ☒

EXPLANATION FOR AMENDMENT

This Amendment No. 2 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and amended May 4, 2011 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 of First Capital Bancorp, Inc. We are filing this Amendment to correct the cover of the filing where the Company has indicated the section under which the common stock was registered pursuant to the Securities Exchange Act of 1934, to furnish the information required by Item 201(d) of Regulation S-K, and to correct the certifications required by Exchange Act Rule 13a-14a in both content and form.

Rule 12b-15 under the Securities and Exchange Act of 1934 (the “Exchange Act”) requires that this Amendment include as exhibits the certifications required of our principal executive officer and principal accounting officer under Section 302 of the Sarbanes-Oxley Act of 2002. As noted above, one reason for filing this Amendment is to include corrected versions of those certifications.

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

For ease of reference and clarity, the amended 10-K is being filed in its entirety.

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

Office	Date
Location	Opened
WestMark Office (1) 11001 West Broad Street Glen Allen, Virginia 23060	1998

Ashland Office 409 South Washington Highway Ashland, Virginia 23005	2000

Chesterfield Towne Center Office 1580 Koger Center Boulevard Richmond, Virginia 23235	2003

Staples Mill Road Office 1776 Staples Mill Road Richmond, Virginia 23230	2003

Bon Air Office 2810 Buford Road Richmond, Virginia 23235	2008

Three Chopt Office (2) 7100 Three Chopt Road Richmond, Virginia 23229	2006

James Center Office One James Center 901 East Cary Street Richmond, Virginia 23219	2007

(1)	Relocation of our Innsbrook leased office to an owned free standing site across the street in September 2008.

(2)	Relocated from 1504 Santa Rosa Road, Richmond, Virginia in February 2009 to an owned free standing site.

Our corporate office, which we opened in 2003 and purchased in 2010, is located at 4222 Cox Road, Glen Allen, Virginia 23060.

All of our properties are in good operating condition and are adequate for our present and anticipated future needs.

ITEM 3.	LEGAL PROCEEDINGS

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
2010

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

	At or for the Fiscal Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except ratios and per share amounts)
Income Statement Data:
Interest income	$26,430	$25,401	$24,044	$20,356	$15,263
Interest expense	10,217	12,810	12,996	10,563	7,691

Net interest income	16,213	12,591	11,048	9,793	7,572
Provision for loan losses	8,221	2,285	2,924	676	404

Net interest income after provision for loan losses	7,992	10,306	8,124	9,117	7,168
Noninterest income	1,050	747	744	809	465
Noninterest expense	12,550	10,628	8,560	7,259	5,261

Income before income taxes	(3,508)	425	308	2,667	2,372
Income tax expense (benefit)	(1,336)	117	138	925	801

Net income	$(2,172)	$308	$170	$1,742	$1,571

Effective dividend on preferred stock	$678	$503	$0	$0	$0

Net income (loss) available to common shareholders	$(2,850)	$(195)	$170	$1,742	$1,571

Per Share Data: (1)
Basic earnings per share	$(0.96)	$(0.07)	$0.06	$0.72	$0.87
Diluted earnings per share	$(0.96)	$(0.07)	$0.06	$0.71	$0.83
Book value per share	$11.16	$12.14	$11.92	$11.73	$8.72
Balance Sheet Data:
Assets	$536,025	$530,396	$431,553	$351,867	$257,241
Gross loans, net of unearned income	$397,245	$403,720	$372,500	$296,723	$201,585
Deposits	$426,871	$422,134	$334,300	$255,108	$194,302
Shareholders’ equity	$43,675	$46,458	$35,420	$34,859	$15,659
Average shares outstanding, basic	2,971	2,971	2,971	2,414	1,796
Average shares outstanding, diluted	2,971	2,971	2,984	2,469	1,889
Selected Performance Ratios
Return on average assets	-0.41%	0.06%	0.04%	0.61%	0.69%
Return on average equity	-4.74%	0.71%	0.49%	6.80%	10.74%
Efficiency ratio	72.70%	79.68%	72.60%	68.47%	65.46%
Net interest margin	3.20%	2.69%	2.89%	3.54%	3.41%
Equity to assets	8.15%	8.76%	8.21%	9.91%	6.09%
Tier 1 risk-based capital ratio	12.08%	12.36%	10.62%	12.98%	10.39%
Total risk-based capital ratio	13.74%	14.09%	12.41%	14.44%	12.28%
Leverage ratio	9.04%	10.01%	9.62%	12.50%	8.80%
Asset Quality Ratios:
Non-performing loans to period-end loans	6.82%	2.57%	1.18%	0.02%	0.06%
Non-performing assets to total assets	5.54%	1.96%	1.52%	0.01%	0.05%
Net loan charge-offs (recoveries) to average loans	0.92%	0.19%	0.10%	0.01%	0.02%
Allowance for loan losses to loans outstanding at end of period	2.78%	1.64%	1.36%	0.84%	0.91%

(1)	Amounts have been adjusted to reflect a three for two stock split effective December 20, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The difficult economic environment during 2010 and 2009 negatively impacted our financial performance as we realized a net loss of $2.2 million for the year ended December 31, 2010 compared to$308 thousand profit for the year ended December 31, 2009. Net loss available to common shareholders, which deducts from net income the dividends and discount accretion on preferred stock, was a loss of $2.8 million for the year ended December 31, 2010 compared to a loss of $195 thousand a year ago. The key factor affecting the full year 2010 results was an $8.2 million provision to loans losses due to an unstable economic environment resulting in increased charge-offs and nonperforming assets during the year. Return on average common equity for the year ended December 31, 2010 was -4.74%, while return on average assets was -0.41%, compared to 0.71% and 0.06%, respectively, for the year ended 2009.

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

	Year Ended December 31,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$409,765	$23,308	5.69%	$389,364	$22,925	5.89%
Investment securities:
U.S. Agencies	14,691	580	3.94%	18,172	807	4.44%
Mortgage backed securities	11,751	388	3.30%	11,520	409	3.55%
CMO	28,397	828	2.92%	13,898	478	3.44%
Municipal securities (2)	13,139	815	6.20%	6,741	437	6.48%
Corporate bonds	4,658	224	4.81%	3,398	194	5.71%
Taxable municipal securities	7,979	403	5.05%	3,310	184	5.57%
SBA	1,223	23	1.87%	0	0	0.00%
Other investments	4,535	90	1.99%	4,017	68	1.68%

Total investment securities	86,373	3,351	4.22%	61,056	2,577	4.22%
Federal funds sold & interest bearing deposits	19,696	45	0.23%	24,425	48	0.20%

Total earning assets	$515,834	$26,704	5.18%	$474,845	$25,550	5.38%

Cash and cash equivalents	6,187			5,992
Allowance for loan losses	(8,913)			(5,695)
Other assets	23,196			14,394

Total assets	$536,304			$489,536

Liabilities & Stockholders’ Equity:
Interest checking	$9,239	$34	0.36%	$7,973	$30	0.37%
Money market deposit accounts	146,788	1,783	1.21%	93,177	1,742	1.87%
Statement savings	718	3	0.47%	699	3	0.47%
Certificates of deposit	229,496	6,322	2.75%	246,291	8,885	3.61%

Total interest-bearing deposits	386,241	8,142	2.11%	348,140	10,660	3.06%

Fed funds purchased	—	—	0.00%	—	—	0.00%
Repurchase agreements	1,361	6	0.48%	1,365	6	0.44%
Subordinated debt	7,155	230	3.21%	7,155	266	3.72%
FHLB advances	54,191	1,840	3.39%	50,000	1,879	3.76%

Total interest-bearing liabilities	448,948	10,218	2.28%	406,660	12,811	3.15%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	39,564			37,583
Other liabilities	1,925			2,025

Total liabilities	41,489			39,608
Shareholders’ equity	45,867			43,268

Total liabilities and shareholders’ equity	$536,304			$489,536

Net interest income		$16,486			$12,739

Interest rate spread			2.90%			2.23%

Net interest margin			3.20%			2.68%

Ratio of average interest earning assets to average interest-bearing liabilities			114.90%			116.77%

(1)	Includes nonaccrual loans

(2)	Income and yields are reported on a taxable equivlent basis using a 34% tax rate.

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

	2010 vs. 2009 Increase (Decrease) Due to Changes in:			2009 vs. 2008 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Earning Assets:
Loans, net of unearned income	$1,202	$(820)	$382	$3,431	$(2,659)	$772
Investment securities:	1,108	(334)	774	453	422	874
Federal funds sold	(9)	6	(4)	281	(452)	(172)

Total earning assets	2,301	(1,148)	1,152	4,165	(2,689)	1,474

Interest-Bearing Liabilities:
Interest checking	6	(1)	5	(5)	(10)	(15)
Money market deposit accounts	1,001	(969)	32	1,006	25	1,031
Statement savings	—	—	0	(1)	(1)	(2)
Certilficates of deposit	(606)	(1,974)	(2,580)	1,211	(2,236)	(1,025)
Fed funds purchased	—	—	0	(35)	—	(35)
Repurchase agreements	—	1	1	(15)	(11)	(26)
Subordinated debt	—	(37)	(37)	—	(120)	(120)
FHLB advances	158	(201)	(43)	23	(16)	7

Total interest-bearing liabilities	559	(3,181)	(2,622)	2,184	(2,369)	(185)

Change in net interest income	$1,742	$2,033	$3,774	$1,981	$(320)	$1,659

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

Major classifications of loans are as follows:

	2010	2009	2008	2007	2006
	(Dollars in thousands)
Commercial	$48,004	$54,590	$51,138	$44,367	$22,619
Real estate—Construction, land development & other land loans	81,893	108,650	111,753	97,104	58,608
Real estate—Multifamily	9,884	9,164	6,192	4,076	5,935
Real estate—commercial	145,399	125,445	106,796	86,301	63,062
Real estate—1-4 Residential residential	108,325	101,273	91,122	60,951	49,073
Consumer	3,693	4,542	5,584	4,106	2,387

Total loans	397,198	403,664	372,585	296,905	201,684

Less:
Allowance for loan losses	11,036	6,600	5,060	2,489	1,834
Net deferred fees (costs)	(47)	(56)	85	182	99

Loans, net	$386,209	$397,120	$367,440	$294,234	$199,751

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

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-performing loans	$27,097	$3,607	$4,411	$50	$120
Non-performing assets	$2,615	$3,388	$2,158	$—	$—

Non-performing loans to period end loans	6.82%	0.89%	1.18%	0.02%	0.06%
Non-performing assets to total assets	5.54%	1.32%	1.52%	0.02%	0.06%

The following provides a roll-forward of the OREO activity from the end of 2009 to the end of 2010 (dollars in thousands):

Amounts
Balance, beginning of year	$3,388
Additions	1,246
Capitalized Improvements	23
Valuation Adjustments	(674)
Loss on sale	(40)
Proceeds from sales	(1,328)

Ending balance,—December 31, 2010	$2,615

Allowance for Loan Losses

For a discussion of our accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies—Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance, beginning of year	$6,600	$5,060	$2,489	$1,834	$1,460
Loans charge-offs
Commercial	530	340	24	20	21
Real estate — residential	900	8	58	—	—
Real estate — commercial	303	—	—	—	—
Real estate — construction	2,083	402	273	—	10
Consumer	—	5	4	4	—

Total loans charged off	$3,816	$755	$359	$24	$31

Recoveries
Commercial	13	2	5	—	1
Real estate — residential	16	7	—	—	—
Real estate — commercial	2	—	—	—	—
Real estate — construction	—	1	—	—	—
Consumer	—	—	1	3	—

Total recoveries	$31	$10	$6	$3	$1

Net charge-offs	3,785	745	353	21	30
Additions charge to operations	8,221	2,285	2,924	676	404

Balance, end of year	$11,036	$6,600	$5,060	$2,489	$1,834

Ratio of allowance for loan losses to loans outstanding at end of period	2.78%	1.64%	1.36%	0.84%	0.91%

Ratio of new charge-offs (recoveries) to average loans outstanding during the period	0.92%	0.19%	0.10%	0.01%	0.02%

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

The carrying values of securities available for sale at the dates indicated were as follows:

	December 31,
	2010	2009	2008
	(Dollars in thousands)
Available for Sale
U.S. Government securities	$6,581	$23,467	$17,122
Mortgage-backed and CMO securities	15,022	12,062	6,377
CMO securities	31,044	22,940	2,027
State and political subdivision obligations—tax exempt	11,992	9,364	1,729
State and political subdivision obligations—taxable	12,007	5,797	—
Corporate bonds	6,401	3,488	3,269
SBA securities	3,740	—	—

	$86,787	$77,118	$30,524

Held to Maturity

State and political subdivision obligations—tax exempt	$2,389	$1,453	$1,471

	$2,389	$1,453	$1,471

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

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2009:

	Maturities of Certificates of Deposit of $100,000 and Greater
	Within Three Months	Three to Twelve Months	Over One Year	Total	Percent of Total Deposits

	(Dollars in thousands)
At December 31, 2010	$11,258	$61,815	$66,354	$139,427	32.7%

Borrowings

At December 31, 2010, 2009 and 2008, our borrowings and the related weighted average interest rate were as follows:

	2010		2009		2008
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
Federal funds purchased	$0	0.00%	$0	0.00%	$952	3.66%
Repurchase agreements	1,077	0.50%	1,365	0.44%	2,482	1.31%
Federal Home Loan Bank advances	55,000	3.01%	50,000	3.76%	49,385	3.79%
Subordinated debt	7,155	1.91%	7,155	3.72%	7,155	5.38%

	$63,232		$58,520		$59,974

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

Additional information concerning executive officers is included in the Proxy Statement in the section captioned “Proposal No. 1 – Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

(c)	Management of First Capital Bancorp, Inc. knows of no arrangements, including any pledge by any person of securities of the First Capital Bancorp, Inc., the operation of which may at a subsequent date result in a change in control of First Capital Bancorp, Inc.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	301,600	$9.70	150,000
Equity compensation plans not approved by security holders	—	—	—

Total	301,600	$9.70	150,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference to the section captioned “Proposal No. 1 —Election of Directors – Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the sections captioned “2010 Audit Committee Report” and “Proposal No. 3 – Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS.

The following exhibits are filed as part of this Form 10-K

No.	Description

2.1	Agreement and Plan of Reorganization dated as of September 5, 2006, by and between First Capital Bancorp, Inc. and First Capital Bank (incorporated by reference to Exhibit 2.1 of Form 8-K 12 g-3 filed on September 12, 2006).

No.	Description

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed on November 13, 2006).

3.2	Amended and Restated bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 22, 2007).

3.4	Articles of Amendment to the Company’s Articles of Incorporation, increasing the number of authorized shares of Common Stock to 30,000,000 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on June 3,2010).

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 6, 2009).

4.1	Specimen Common Stock Certificate of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Form SB-2 filed on March 16, 2007.

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009).

4.3	Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 of Form 8-K filed on April 6, 2009).

10.1	2000 Stock Option Plan (formerly First Capital Bank 2000 Stock Option Plan) (incorporated by reference to Exhibit 10.1 to Amendment No.1 to Form SB-2 filed on April 26, 2007). *

10.2	Amended and Restated Employment Agreement dated December 31, 2008, between First Capital Bank and Robert G. Watts, Jr. (incorporated by reference to Exhibit 10.2 of Form 10-K filed on March 31, 2009).*

10.3	Amended and Restated Change in Control Agreement dated September 15, 2006, between First Capital Bank and William W. Ranson (incorporated by reference to Exhibit 10.3 of Amendment No.1 to Form SB-2 filed on April 26, 2007).*

10.4	Employment Agreement dated December 31, 2008, between First Capital Bancorp. Inc. and John M. Presley (incorporated by reference to Exhibit 10.4 of Form 10-K filed on March 31, 2009).*

10.5	Change in Control Agreement dated April 14, 2009, between First Capital Bank and K. Bradley Hildebrandt (incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 16, 2009).*

10.6	Form of Change in Control Agreement dated April 1, 2009, between First Capital Bank and each of William D. Bein, Katherine K. Wagner, Richard McNeil, Ralph Ward, Jr., James E. Sedlar and Barry P. Almond (incorporated by reference to Exhibit 10.6 of Form 10-Q filed on August 14, 2009). *

10.7	Letter Agreement, dated as of April 3, 2009, by and between First Capital Bancorp, Inc., and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 in Form 8-K filed on April 6, 2009).

10.8	Side Letter Agreement dated April 3, 2009, by and between First Capital Bancorp, Inc. and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 6, 2009).

No.	Description

10.9	Form of Waiver (incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 6, 2009).

10.10	Form of Waiver (incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 6, 2009).

10.11	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Form S-8 filed on September 3, 2010).

10.12	Split Dollar Life Insurance Agreement dated as of February 1, 2011, by and between First Capital Bancorp, Inc. and Gary A. Armstrong*

10.13	Supplemental Executive Retirement Plan Agreement dated as of February 1, 2011, by and between First Capital Bancorp, Inc. and Gary L. Armstrong*

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Form SB-2 filed on March 16, 2007).

23.1	Consent of Cherry, Bekaert & Holland, L.L.P., independent registered public accounting firm.

24	Power of Attorney (included on signature page).

31.1	Certification of John M. Presley, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 15, 2011.

31.2	Certification of William W. Ranson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 15, 2011.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

99.3	Certification of John M. Presley Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.4	Certification of William W. Ranson Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

*	Management contract or compensation plan or arrangement.

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

FIRST CAPITAL BANCORP, INC.

Date: December 15, 2011	By:	/s/ John M. Presley
John M. Presley.
Managing Director and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Date: December 15, 2011	/s/ John M. Presley
John M. Presley.
Managing Director and Chief Executive Officer and Director

Date: December 15, 2011	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President and Director

Date: December 15, 2011	/s/ William W. Ranson
William W. Ranson
Senior Vice President and CFO (Principal Accounting and Financial Officer)

Date: December 15, 2011	/s/ Gerald Blake
Gerald Blake, Director

Date: December 15, 2011	/s/ Grant S. Grayson
Grant S. Grayson, Director

Date: December 15, 2011	/s/ Yancey S. Jones
Yancey S. Jones, Director

Date: December 15, 2011	/s/ Joseph C. Stiles, Jr.
Joseph C. Stiles, Jr., Director

Date: December 15, 2011	/s/ Richard W. Wright
Richard W. Wright, Director

Date: December 15, 2011	/s/ Gerald H. Yospin
Gerald H. Yospin, Director

Date: December 15, 2011	/s/ Debra L. Richardson
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

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Years Ended December 31, 2010 and 2009

	December 31,
	2010	2009
Interest income
Loans	$23,308,551	$22,925,135
Investments:
Taxable interest income	2,444,836	2,072,139
Tax exempt interest income	537,931	288,446
Dividends	93,425	67,420
Federal funds sold and interest bearing deposits	45,206	48,354

Total interest income	26,429,949	25,401,494

Interest expense
Deposits	8,141,541	10,665,696
FHLB advances	1,839,682	1,878,559
Subordinated debt and other borrowed money	236,133	266,441

Total interest expense	10,217,356	12,810,696

Net interest income	16,212,593	12,590,798
Provision for loan loss	8,220,920	2,285,000

Net interest income after provision for loan loss	7,991,673	10,305,798

Noninterest income
Fees on deposits	277,114	257,311
Gain on sale of securities	280,931	—
Other	491,742	489,648

Total noninterest income	1,049,787	746,959

Noninterest expenses
Salaries and employee benefits	5,777,380	4,773,711
Merger costs	—	284,542
Occupancy expense	717,964	799,043
Data processing	735,423	703,060
Professional services	683,280	386,815
Advertising and marketing	176,711	97,054
FDIC assessment	1,000,380	1,099,092
Virginia franchise tax	492,000	525,000
Write-down of OREO	674,000	—
Depreciation	489,892	418,511
Other expenses	1,802,765	1,541,164

Total noninterest expense	12,549,795	10,627,992

Net income (loss) before provision for income taxes	(3,508,335)	424,765
Income tax (benefit) expense	(1,336,000)	117,200

Net income (loss)	$(2,172,335)	$307,565

Effective dividend on preferred stock	677,801	502,733
Net income (loss) available to common shareholders	$(2,850,136)	$(195,168)

Basic loss per common share	$(0.96)	$(0.07)

Diluted loss per common share	$(0.96)	$(0.07)

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

Year Ended December 31, 2010 and 2009

Note 1—Summary of significant accounting policies

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

Consolidation—The consolidated financial statements include the accounts of First Capital Bancorp, Inc. and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash equivalents—Cash equivalents include short-term highly liquid investments with maturities of three months or less at the date of purchase, including Federal funds sold.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Investment Securities—Investment in debt securities classified as held-to-maturity are stated at cost, adjusted for amortization or premiums and accretion of discounts using the interest method. Management has a positive intent and ability to hold these securities to maturity and, accordingly, adjustments are not made for temporary declines in their fair value below amortized cost. Investment not classified as held-to-maturity are classified as available-for-sale. Debt securities classified as available-for-sale are stated at fair value with unrealized holding gains and losses excluded from earnings and reported, net of deferred tax, as a component of other comprehensive income until realized.

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

Loans and allowances for loan losses—Loans are concentrated to borrowers in the Richmond metropolitan area and are stated at the amount of unpaid principal reduced by an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. The Company defers loan origination and commitment fees, net of certain direct loan origination costs, and the net deferred fees are amortized into interest income over the lives of the related loans as yield adjustments.

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

Other real estate owned—Other real estate owned is comprised of real estate properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value less estimated costs to sell at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required to the carrying value of these properties are charged to current operations. Gains and losses realized from the sale of other real estate owned are included in current operations.

Bank premises and equipment—Company premises and equipment are stated at cost, less accumulated depreciation. Depreciation of Company premises and equipment is computed on the straight-line method over estimated useful lives of 10 to 50 years for premises and 5 to 20 years for equipment, furniture and fixtures. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are netted against the proceeds and any resulting gain or loss is included in the determination of income.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Impairment or Disposal of Long-Lived Assets—The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used, such as bank premises and equipment, is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceed the fair value of the asset. Assets to be disposed of, such as foreclosed properties, are reported at the lower of the carrying amount or fair value less costs to sell.

Bank-owned life insurance—During 2010, the Bank purchased life insurance on a key employee in the face amount of $1,000,000. This policy is recorded at its cash surrender value and reported in other assets on the balance sheet. The cash surrender value at December 31, 2010 was $448,006. Income generated from this policy is recorded as noninterest income

Income taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Advertising costs—Advertising costs are expensed in the period they are incurred and amounted to $176,711 and $97,054 for December 31, 2010 and 2009, respectively.

Stock Based Compensation—Effective January 1, 2006, the Company adopted ASC 718 (formerly SFAS No. 123R) Stock Compensation. This statement requires the costs resulting from all share-based payments to employees, including grants of employee stock options, be recognized as compensation in the financial statements.

Note 2—Restrictions of cash

To comply with Federal Reserve regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $352,000 for the week including December 31, 2010 and $255,000 for the week including December 31, 2009.

Note 3—Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities are as follows:

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

	December 31, 2010
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Available-for-sale
U.S. Government agencies	$6,532,851	$48,439	$—	$6,581,290
Mortgage-backed securities	14,834,604	346,624	159,511	15,021,717
Corporate bonds	6,411,962	20,519	31,318	6,401,163
CMO securities	30,586,678	567,898	110,961	31,043,615
State and political subdivisions—taxable	12,319,449	105,896	418,673	12,006,672
State and political subdivisions—tax exempt	12,149,884	88,256	245,851	11,992,289
SBA—Guarantee portion	3,742,730	12,204	15,004	3,739,930

	$86,578,158	$1,189,836	$981,318	$86,786,676

	December 31, 2009
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Available-for-sale
U.S. Government agencies	$23,610,035	$132,274	$274,915	$23,467,394
Mortgage-backed securities	11,820,972	276,457	35,382	12,062,047
Corporate bonds	3,406,512	112,519	31,416	3,487,615
CMO securities	22,699,676	284,645	44,299	22,940,022
State and political subdivisions—taxable	5,936,082	50,463	189,465	5,797,080
State and political subdivisions—tax exempt	9,274,947	147,675	58,410	9,364,212

	$76,748,224	$1,004,033	$633,887	$77,118,370

	$2,36,100	$2,36,100	$2,36,100	$2,36,100
	December 31, 2010
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Held-to-maturity
Tax-exempt municipal bonds	$2,389,391	$53,444	$80,888	$2,361,947

	$2,389,391	$53,444	$80,888	$2,361,947

	$2,36,100	$2,36,100	$2,36,100	$2,36,100
	December 31, 2009
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
Held-to-maturity
Tax-exempt municipal bonds	$1,452,947	$84,507	$—	$1,537,454

	$1,452,947	$84,507	$—	$1,537,454

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

The amortized cost, weighted average yield and estimated fair value of debt securities at December 31, 2010, by contractual maturity, were as follows:

	000.000.000	000.000.000	000.000.000
	Amortized Cost	Weighted Average Tax Equivalent Yield	Fair Value
Available-for-sale
Due in one year or less	$—		$—
Due after one year through five years	4,387,130	3.60%	4,399,329
Due after five through ten years	17,923,900	4.31%	18,073,572
Due after ten years	64,267,128	3.91%	64,313,775

Total	$86,578,158	3.98%	$86,786,676

Held-to-maturity

Due after ten years	$2,389,391	7.00%	$2,361,947

Total	$88,967,549	4.06%	$89,148,623

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

	00.000.000	00.000.000	00.000.000	00.000.000	00.000.000	00.000.000
	December 31,2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Assets:
Mortgage-backed securities	$6,050,579	$159,511	$—	—	$6,050,579	$159,511
Corporate bonds	5,336,726	31,318	—	—	5,336,726	31,318
CMO securities	6,545,351	110,961	—	—	6,545,351	110,961
State & political subdivisions-taxable	10,010,637	418,673	—	—	10,010,637	418,673
State & political subdivisions-tax exempt	8,918,277	326,739			8,918,277	326,739
SBA	2,073,125	15,004	—	—	2,073,125	15,004

All securities	$38,934,695	$1,062,206	$—	$—	$38,934,695	$1,062,206

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Note 4—Loans

Major classifications of loans are as follows:

	December 31,
	2010	2009
	Amount	Amount
Commercial	$48,004,443	$54,590,024
Real estate—residential	145,661,487	137,981,388
Real estate—commercial	145,399,093	125,444,710
Real estate—construction	54,440,560	81,106,396
Consumer	3,692,687	4,541,791

Total loans	397,198,270	403,664,309

Less:
Allowance for loan losses	11,036,134	6,600,360
Net deferred (income) costs	46,656	56,149

Loans, net	$386,208,792	$397,120,098

The following table shows the Company’s class types that are past due, current and greater than 90 days and still accruing at December 31, 2010:

	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Current Loans	Total
	(Dollars in thousands)
Commercial	$—	$993	$5,615	$41,396	$48,004
Real Estate
Residential	735	564	11,972	132,390	145,661
Commercial	—	—	355	145,044	145,399
Construction	492	—	4,413	49,536	54,441
Consumer	10	—	—	3,683	3,693

Total	$1,237	$1,557	$22,355	$372,049	$397,198

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

The following table provides details of the Company’s loan portfolio internally assigned grade at December 31, 2010:

	$00,000	$00,000	$00,000	$00,000	$00,000	$00,000
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Commercial	$36,318	$3,884	$7,802	$—	$—	$48,004
Real Estate
Residential	109,950	13,226	22,440	45	—	145,661
Commercial	132,060	12,180	1,159	—	—	145,399
Construction	19,394	19,884	15,163	—	—	54,441
Consumer	3,415	188	90	—	—	3,693

	$301,137	$49,362	$46,654	$45	$—	$397,198

These credit quality indicators are defined as follows:

Pass—A pass rated asset is not adversely classified because it does not display any of the characteristics for adverse classification.

Special mention—A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, such potential weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention assets are not adversely classified and do not warrant adverse classification.

Substandard—A substandard asset is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets classified as substandard generally have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These assets are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Doubtful—An asset classified doubtful has all the weaknesses inherent in an asset classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.

Loss—Assets classified loss are considered uncollectible and of such little value that their continuing to be carried as an asset is not warranted. This classification is not necessarily equivalent to no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be effected in the future.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

The following table provides details regarding impaired loans by segment and class at December 31, 2010:

	Recorded Balance in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance
	(Dollars in thousands)
With no related allowance:
Commercial	$543	$544	$—
Real Estate
Residential	4,183	4,263	—
Commercial	—	—	—
Construction	1,576	2,669	—
Consumer	—	—	—

Total	$6,302	$7,476	$—

With an allowance:
Commercial	$5,072	$5,088	$1,912
Real Estate
Residential	8,945	8,965	2,927
Commercial	355	367	138
Construction	4,866	4,881	741
Consumer	—	—	—

Total	$19,238	$19,301	$5,718

Total:
Commercial	$5,615	$5,632	$1,912
Real Estate
Residential	13,128	13,228	2,927
Commercial	355	367	138
Construction	6,442	7,550	741
Consumer	—	—	—

Total	$25,540	$26,777	$5,718

A summary of the transactions affecting the allowance for loan losses follows:

	2010	2009
Balance, beginning of year	$6,600,360	$5,060,433
Provision for loan losses	8,220,920	2,285,000
Recoveries	31,074	9,961
Charge-offs	(3,816,220)	(755,034)

Balance, September 30	$11,036,134	$6,600,360

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

The following is a summary of information pertaining to impaired loans:

	$00,000,000	$00,000,000
	2010	2009
Impaired loans with related allowance	$19,237,897	$12,279,027

Allowance on impaired loans	$5,717,999	$1,969,728

Average balance of impaired loans	$12,591,130	$8,670,057

Interest income recognized and collected on impaired loans	$94,587	$553,248

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

Note 5—Premises and equipment

Major classifications of these assets are summarized as follows:

	$00,000,000	$00,000,000
	December 31,
	2010	2009
Land	$4,378,000	$3,470,036
Building	5,060,730	2,435,364
Furniture and equipment	2,781,221	2,419,428
Leasehold improvements	1,723,071	846,627

	13,943,022	9,171,455
Less accumulated depreciation	2,542,754	2,052,864

Premises and equipment, net	$11,400,268	$7,118,591

Accumulated depreciation and amortization at December 31 was as follows:

	$00,000,000	$00,000,000
	2010	2009
Building	$244,516	$131,635
Furniture and equipment	1,715,672	1,446,026
Leasehold improvements	582,566	475,203

	$2,542,754	$2,052,864

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

Note 6—Deposits

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

In the normal course of business, the Company has received deposits from directors and executive officers. At December 31, 2010 and 2009, deposits from directors and executive officers were approximately $4.4 million and $14.7 million. All such deposits were received in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with unrelated persons.

Note 7—FHLB advances, securities sold under repurchase agreements and federal funds purchased

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

Advances from the FHLB at December 31, 2010 consist of the following:

Advance	Interest
Amount	Rate	Maturity	Callable
$5,000,000	0.79%	9/1/2011	—
5,000,000	2.35%	2/1/2013	Quarterly
5,000,000	2.68%	9/23/2013	—
5,000,000	3.03%	9/23/2013	—
5,000,000	3.17%	9/23/2014	—
5,000,000	3.15%	9/23/2014	—
5,000,000	2.60%	2/2/2015	Quarterly
5,000,000	3.95%	4/13/2015	Quarterly
5,000,000	3.71%	6/24/2015	—
5,000,000	4.27%	1/27/2016	—
5,000,000	2.95%	12/6/2017	Quarterly

$55,000,000	3.01%

Aggregate annual maturities of FHLB advances (based on final maturity dates) are as follows:

2011	$5,000,000
2012	—
2013	15,000,000
2014	10,000,000
2015	15,000,000
2016	5,000,000
2017	5,000,000

$55,000,000

During September 2010, the Company restructured $20.0 million in FHLB advances in which the interest rate was reduced from an average of 4.37% to 3.05% on the $20.0 million in advances. The maturities were extended by on average, approximately 1 year and ten months.

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

Note 8—Subordinated debt

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

Note 9—Cumulative Perpetual Preferred Stock

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

Note 10—Trust Preferred Securities

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

Note 11—Income taxes

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	2010	2009
Deferred tax assets:
Allowance for Loan Losses	$3,622,555	$2,106,394
Stock based compensation	88,119	73,494
OREO impairment	168,945	—
Nonaccrual loans	366,084	—

	4,245,703	2,179,888

Deferred tax liabilities:
Depreciation	250,054	205,365
Unrealized holding gain on available-for-sale securities	71,236	126,189
Deferred loan costs	324,062	335,574
Prepaids	21,683	27,473
Other	48,403	50,020

	715,438	744,621

Net deferred tax asset	$3,530,265	$1,435,267

A reconciliation of the federal taxes at statutory rates to the tax provision for the year ended December 31,

2010 and 2009 is as follows:

	2010	2009
Federal statutory rate	$(1,192,834)	$144,420
Tax-exempt interest income	(166,437)	(86,075)
Nondeductible expenses	16,331	15,499
Stock based compensation	—	24,282
BOLI cash surrender value	(4,762)	—
Miscellaneous	11,702	19,074

Provision for income taxes expense	$(1,336,000)	$117,200

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Income tax attributable to income before income tax expense is summarized as follows:

	2010	2009
Current federal income tax expense	$701,824	$642,627
Deferred federal income tax expense	(2,037,824)	(525,427)

Total	$(1,336,000)	$117,200

Note 12—Related party transactions

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

Note 13—Regulatory requirements and restrictions

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

The Company’s actual capital amounts and ratios are also presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2010
Total capital to risk weighted assets
Consolidated	$55,422	13.74%	$32,375	8.00%	$40,469	10.00%
First Capital Bank	$53,869	13.38%	$32,240	8.00%	$40,300	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$48,693	12.08%	$16,188	4.00%	$24,282	6.00%
First Capital Bank	$47,161	11.71%	$16,120	4.00%	$24,180	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$48,693	9.04%	$21,548	4.00%	$26,935	5.00%
First Capital Bank	$47,161	8.76%	$21,535	4.00%	$26,918	5.00%

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2009
Total capital to risk weighted assets
Consolidated	$58,562	14.09%	$33,260	8.00%	$41,575	10.00%
First Capital Bank	$56,381	13.57%	$33,230	8.00%	$41,538	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$51,370	12.36%	$16,630	4.00%	$24,945	6.00%
First Capital Bank	$49,174	11.84%	$16,615	4.00%	$24,923	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$51,370	10.01%	$20,532	4.00%	$25,665	5.00%
First Capital Bank	$49,174	9.59%	$20,521	4.00%	$25,651	5.00%

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

Years Ended December 31, 2010 and 2009

Note 14—Commitments and contingent liabilities

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

Note 15—Concentration of credit risk

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

Note 16—Fair Value Disclosures

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

	0.00.000.000	0.00.000.000	0.00.000.000	0.00.000.000
	December 31, 2010
	Fair Value Measurments Using			Fair
	Level 1	Level 2	Level 3	Values
Assets:

Available-for-sale securities	$—	$86,786,676	$—	$86,786,676

	December 31, 2009
	Fair Value Measurments Using			Fair
	Level 1	Level 2	Level 3	Values
Assets:

Available-for-sale securities	$—	$77,118,370	$—	$77,118,370

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods.

	0.00.000.000	0.00.000.000	0.00.000.000	0.00.000.000
	December 31, 2010
	Fair Value Measurments Using			Fair Values
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$14,486,618	$14,486,618

Other real estate owned	—	—	2,614,828	2,614,828

Total	$—	$—	$17,101,446	$17,101,446

	December 31, 2009
	Fair Value Measurments Using			Fair Values
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$12,279,027	$12,279,027

Other real estate owned	—	—	3,387,712	3,387,712

Total	$—	$—	$15,666,739	$15,666,739

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and due from banks—The carrying amounts of cash and due from banks approximate their fair value.

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

Loans receivable—Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at December 31, 2010 and 2009 are current market rates for their respective terms and associated credit risk.

Deposit liabilities—The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Accrued interest—The carrying amounts of accrued interest approximate their fair values.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Advances from Federal Home Loan Bank—The carrying value of advances from the Federal Home Loan Bank due within ninety days from the balance sheet date approximate fair value. Fair values for convertible advances are estimated using a discounted cash flow calculation that applies interest rates currently being offered on convertible advances with similar remaining maturities.

Federal Funds purchased and repurchase agreements—The carrying value of federal funds purchased and repurchase agreements due within ninety days from the balance sheet date approximate fair value.

Off-balance-sheet instruments—Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at December 31, 2010 and 2009.

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

Note 17—Stock option plan

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

A summary of the status of the Company’s unvested stock options as of December 31, 2010 and changes during the year then ended is presented below:

	Weighted Average	Weighted Average
		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested Stock Options
Unvested at December 31, 2009	38,382	$2.01
Granted	2,000	2.28
Vested	17,182	2.41
Forfeitures	—	—

Unvested at December 31, 2010	23,200	$1.88

As of December 31, 2010, there was $37,461 of total unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a period of 2.0 years.

The weighted-average option price and weighted-average remaining term of stock options awarded and not exercised were as follows as of December 31:

	Weighted Average	Weighted Average
	2010	2009
Weighted-average price	$9.70	$9.48
Weighted-average term (in years)	4.46	5.18

A summary of the stock option activity is as follows:

	Weighted Average	Weighted Average
		Weighted-Average
	Options	Exercise Price
Options outstanding December 31, 2008	293,275	$10.00
Granted	33,550	4.56
Expired	9,225	8.15

Options outstanding December 31, 2009	317,600	$9.48
Granted	2,000	4.85
Expired	18,000	5.32

Options outstanding December 31, 2010	301,600	$9.70

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

Note 18—Other employee benefit plans

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

Note 19—Earnings per share

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

The basic and diluted earnings per share calculations are as follows:

	Year Ended
	December 31,
	2010	2009
Net (loss) available to common shareholders	$(2,850,136)	$(195,168)
Weighted average number of shares outstanding	2,971,171	2,971,171

(Loss) per common share—basic	$(0.96)	$(0.07)

Effect of dilutive securities:
Weighted average number of shares outstanding	2,971,171	2,971,171
Effect of stock options	—	—

Diluted average shares outstanding	2,971,172	2,971,171

(Loss) per common share—assuming dilution	$(0.96)	$(0.07)

Note 20—Impact of Recently Issued Accounting Standards

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

The SEC has issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires companies to submit financial statements in extensible business reporting language (“XBRL”) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Note 21—Condensed Financial Information—Parent Company Only

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

FIRST CAPITAL BANCORP, INC.

(Parent Corporation Only)

Statement of Income

Year Ended December 31, 2010 and 2009

	2010	2009
Income
Interest income	$19,987	$98,944
Dividends	3,211	4,201

Total Income	23,198	103,145
Expenses
Interest	106,791	139,731
Merger costs	—	284,542
Other expenses	91,872	92

Total Expenses	198,663	424,365

Net income before tax benefit	(175,465)	(321,220)
Income tax benefit	(59,350)	(108,800)

Net loss before undistributed equity in subsidiary	(116,115)	(212,420)
Undistributed equity in subsidiary	(2,056,220)	519,985

Net (loss) income	$(2,172,335)	$307,565

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

FIRST CAPITAL BANCORP, INC.

(Parent Corporation Only)

Statement of Cash Flows

Year Ended December 31, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities
Net (loss) income	$(2,172,335)	$307,565
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Undistributed (earnings) loss of subsidiary	2,056,220	(519,985)
(Increase) in other assets	33,461	(248,664)
Increase (decrease) in other liabilities	402	63,967

Net cash used in operations	(82,252)	(397,117)

Cash Flows from Investing Activities
Capital contribution to subsidiary	—	(8,800,000)

Net cash from (used) in investing activities	—	(8,800,000)

Cash Flows from Financing Activities
Issurance of preferred stock to U.S. Treasury, net of related expenses	—	10,933,728
Dividends on preferred stock	(547,900)	(406,359)

Net cash provided by financing activities	(547,900)	10,527,369

Net (decrease) increase in cash	(630,152)	1,330,252
Cash and cash equivalents, beginning of year	1,854,985	524,733

Cash and cash equivalents, end of year	$1,224,833	$1,854,985