Form 10-K
period 2011-12-31
FIRST CAPITAL BANCORP, INC.
filed 2012-03-30
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 001-33543

FIRST CAPITAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Virginia	11-3782033
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4222 Cox Road, Suite 200 Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804)-273-1160

Securities registered under Section 12(b) of the Exchange Act:

(Title of Class)	(Name of each Exchange on which registered)
Common Stock, $4.00 par value	NASDAQ Capital Market

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed based on a sale price of $2.05 for the Bank’s common stock on March 23, 2012 is approximately $5.3 million.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 23, 2012: 2,971,171 Shares of Common Stock, $4.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

FIRST CAPITAL BANCORP, INC.

FORM 10-K

Fiscal Year Ended December 31, 2011

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

We continued to experience moderate asset growth during 2011, as we focused our effort on improving the quality of our loan portfolio. As of December 31, 2011, we had assets of $541.7 million, a $5.7 million, or 1.06%, increase from December 31, 2010. The continued difficult economic conditions in the real estate market in 2011 significantly affected our profitability as we made significant additions to our allowance for loan losses during the year. For 2011, our net loss was $3.1 million compared to a net loss for 2010 of $2.2 million. Our earnings per diluted share after payment of TARP dividends and accretion of discount for 2011 was a loss of $1.26 compared to a loss of $0.96 for 2010. The continued softness of the real estate market, unemployment and the difficulties of the financial sector will continue to adversely affect our profitability.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	our ability to continue to attract low cost core deposits to fund asset growth;

•	changes in interest rates and interest rate policies and the successful management of interest rate risk;

•	maintaining cost controls and asset quality as we open or acquire new locations;

•	maintaining capital levels adequate to support our growth and operations;

•	changes in general economic and business conditions in our market area;

•	reliance on our management team, including our ability to attract and retain key personnel;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by us;

•	changing trends in customer profiles and behavior; and

•	changes in banking and other laws and regulations applicable to us

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

The bank currently conducts business from its executive offices, seven branch locations, and a mortgage brokerage office. See “Item 2 – Description of Property”.

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

Our Market Area

Our primary market is the Richmond, Virginia metropolitan area, which includes Chesterfield County, Henrico County, Hanover County, the Town of Ashland and the City of Richmond. Richmond is the capital of Virginia. All of our branches are located in the Central Virginia metropolitan area. The Central Virginia metropolitan area is the third-largest metropolitan area in Virginia and is one of the state’s top growth markets based on population and median household income.

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

Employees

As of March 22, 2012, we had a total of 91 full time equivalent employees. We consider relations with our employees to be excellent. Our employees are not represented by a collective bargaining unit.

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

We have written policies and procedures to help manage credit risk. We use a loan review process that includes a portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and annual independent third party portfolio reviews to establish loss exposure and to monitor compliance with policies. Our loan approval process includes our Management Loan Committee, the Loan Committee of

the Board of Directors and, for larger loans, the Board of Directors. Our Chief Credit Officer is responsible for reporting to the Directors monthly on the activities of the Management Loan Committee and on the status of various delinquent and non-performing loans. The Loan Committee of the Board of Directors also reviews lending policies proposed by management. Our Board of Directors establishes our total lending limit and approves proposed lending policies approved by the Loan Committee of the Board.

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

Our loan officers, as part of the application process, review all loan applications. Information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow available for debt service. Loan quality is analyzed based on our experience and credit underwriting guidelines. Income producing real estate collateral for loans in excess of $250 thousand are appraised by independent appraisers who have been pre-approved by meeting the requirement of providing a current and valid license certification and based on the lender’s experience with these appraisers. Evaluations for real estate collateral for loans less than $250 thousand are made by the loan officer.

In the normal course of business, we make various commitments and incur certain contingent liabilities that are disclosed but not reflected in our annual financial statements including commitments to extend credit. At December 31, 2011, commitments to extend credit totaled $72.0 million.

Construction Lending

We make local construction and land acquisition and development loans. Residential houses and commercial real estate under construction and the underlying land secure construction loans. At December 31, 2011, construction, land acquisition and land development loans outstanding were $58.3 million, or 15.8% of total loans. These loans are concentrated in our local markets. Lending activity in this area has been significantly curtailed in the last 36 months due to the overall economy. Because the interest rate charged on these loans usually floats with the market, these loans assist us in managing our interest rate risk. Construction lending entails significant additional risks, compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the value of the building under construction is only estimable when the loan funds are disbursed. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 80% of appraised value in addition to analyzing the creditworthiness of the borrowers. We also obtain a first lien on the property as security for construction loans and typically require personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than loans secured by real property but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. We have a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2011, commercial loans totaled $37.9 million, or 10.3% of the total loan portfolio.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in our market area including commercial buildings and offices, recreational facilities, small shopping centers, churches and hotels. At December 31, 2011, commercial real estate loans totaled $143.0 million, or 38.6% of our total loans. We may lend up to 80% of the secured property’s appraised value. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economic environment. Our commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we typically require personal guarantees or endorsements of the borrowers’ principal owners. In addition, we carefully evaluate the location of the security property.

Residential Real Estate Lending

Residential real estate loans at December 31, 2011, accounted for $127.5 million, or 34.5% of our total loan portfolio. Residential first mortgage loans represent $82.2 million or 64.5% of total residential real estate loans and are primarily made up of investor loans to qualified borrowers leasing property. Multifamily and home equity loans represent $21.0 million and $18.1 million, respectively, and junior liens account for $6.2 million of total residential real estate loans.

All residential mortgage loans originated by us contain a “due-on-sale” clause providing that we may declare the unpaid principal balance due and payable upon sale or transfer of the mortgaged premises. In connection with residential real estate loans, we require title insurance, hazard insurance and if appropriate, flood insurance. We do not require escrows for real estate taxes and insurance.

Consumer Lending

We offer various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, boat loans, deposit account loans, installment and demand loans and credit cards. At December 31, 2011, we had consumer loans of $3.3 million or 0.88% of total loans. Such loans are generally made to customers with whom we have a pre-existing relationship. We currently originate all of our consumer loans in our market area.

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

SUPERVISION AND REGULATION

General. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, First Capital Bank (the “Bank”) is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions. It is also subject to regulation, supervision and examination by the Federal Reserve Board. Other federal and state laws, including various consumer and compliance laws, govern the activities of the Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower.

The following sections summarize the significant federal and state laws applicable to the Company and its subsidiaries. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

The Bank Holding Company Act. Under the Bank Holding Company Act, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require. Activities at the bank holding company level are limited to the following:

•	banking, managing or controlling banks;

•	furnishing services to or performing services for its subsidiaries; and

•	engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.

With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;

•

acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•	merging or consolidating with another bank holding company.

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company 25% or more of any class of voting securities of the bank holding company. Prior notice to the Federal Reserve is required if a person acquires 10% or more, but less than 25%, of any class of voting securities of a bank or bank holding company and either has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Although the Company has not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, the Company may elect do so in the future.

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s current earnings are sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Bank paid no dividends to the Company during 2011 and 2010.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the FDIC. The FDIC amended its risk-based assessment system in 2007 in which, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. Effective April 1, 2011, the assessment base is an institution’s average consolidated total assets less average tangible equity, and the initial base assessment rates will be between 5 and 35 basis points depending on the institutions risk category, and subject to potential adjustment based on certain long-term unsecured debt and brokered deposits held by the institution.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the standard maximum deposit insurance amount to $250,000. The legislation did not change coverage for retirement accounts, which continues to be $250,000. Beginning December 31, 2010 through December 31, 2012, all deposits held in non-interest bearing transaction accounts at FDIC insured institutions will be fully insured regardless of the amount in the account.

Capital Requirements. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are as follows:

•	the Total Capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital;

•	the Tier 1 Capital ratio; and

•	the leverage ratio.

Under these regulations, a bank will be classified as follows:

•

“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•

“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater – or 3% in certain circumstances – and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4%—or 3% in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

The risk-based capital standards of the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements. Under the Collins Amendment to the Dodd-Frank Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements can’t be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010. These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. Accordingly, the Company’s trust preferred securities will continue to qualify as Tier 1 capital.

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank presently maintains sufficient capital to remain well capitalized under these guidelines.

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent.

For example, under the requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

Interstate Banking and Branching. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Monetary Policy. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. The Federal Reserve Board’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Federal Reserve System. In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution.

The reserve percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

Transactions with Affiliates. Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

Transactions with Insiders. The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

The Dodd-Frank Act also provides that banks may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (i) the transaction is conducted on market terms between the parties, and (ii) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the bank, it has been approved in advance by a majority of the bank’s non-interested directors.

Community Reinvestment Act. Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The

Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

Fair Lending; Consumer Laws. In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that prospective borrowers experience discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums, short of a full trial.

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

Banks and other depository institutions are also subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 was signed into law on November 12, 1999. The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The following description summarizes some of its significant provisions.

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating.

The GLBA provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in specific areas identified under the law. Under the new law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates. It repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.” Additionally, the new law makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLBA contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The new law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the act.

Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution. As part of its BSA program, the USA PATRIOT Act also requires a financial institution to follow recently implemented customer identification procedures when opening accounts for new customers and to review lists of individuals and entities who are prohibited from opening accounts at financial institutions.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Company’s common stock is registered with the SEC, it is currently subject to this Act.

Future Regulatory Uncertainty Because federal and state regulation of financial institutions changes regularly and is the subject of constant legislative debate, the Company cannot forecast how federal and state regulation of financial institutions may change in the future and, as a result, impact our operations. Although Congress and the state legislature in recent years have sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, the Company fully expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Incentive Compensation. In June 2010, the Federal Reserve issued a final rule on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. Banking organizations are instructed to review their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions.

Dodd-Frank Act. In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms will be implemented over the course of 2011 and beyond through regulations to be adopted by various federal banking and securities regulatory agencies. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its provisions do not directly impact community-based institutions like the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. Provisions that could impact the Bank include the following:

•

FDIC Assessments. The Dodd-Frank Act changes the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated total assets less its average tangible equity. In addition, it increases the minimum size of the Deposit Insurance Fund (“DIF”) and eliminates its ceiling, with the burden of the increase in the minimum size on institutions with more than $10 billion in assets.

•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•

Interest on Demand Deposits. The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits, including business transaction and other accounts.

•

Interchange Fees. The Dodd-Frank Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers. While banks with less than $10 billion in assets, such as the Bank, are exempted from this measure, it is likely that all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.

•

Consumer Financial Protection Bureau. The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•

Mortgage Lending. New requirements are imposed on mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•

Holding Company Capital Levels. Bank regulators are required to establish minimum capital levels for holding companies that are at least as stringent as those currently applicable to banks. In addition, all trust preferred securities issued after May 19, 2010 will be counted as Tier 2 capital, but the Company’s currently outstanding trust preferred securities will continue to qualify as Tier 1 capital.

•

De Novo Interstate Branching. National and state banks are permitted to establish de novo interstate branches outside of their home state, and bank holding companies and banks must be well-capitalized and well managed in order to acquire banks located outside their home state.

•

Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•

Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•

Corporate Governance. The Dodd-Frank Act includes corporate governance revisions that apply to all public companies, not just financial institutions, including with regard to executive compensation and proxy access to shareholders.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

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

ITEM 2. PROPERTIES

Our banking offices are listed below. We conduct our business from the properties listed below. Except for our Corporate, Ashland, WestMark, and Three Chopt offices, which we own, we lease our other offices under long term lease arrangements. All of such leases are at market rental rates and they are all with unrelated parties having no relationship or affiliation with us except for the Wholesale Mortgage office, which is owned by an officer of the Bank.

Office Location	Date Opened

WestMark Office (1) 11001 West Broad Street Glen Allen, Virginia 23060	1998

Ashland Office 409 South Washington Highway Ashland, Virginia 23005	2000

Chesterfield Towne Center Office 1580 Koger Center Boulevard Richmond, Virginia 23235	2003

Staples Mill Road Office 1776 Staples Mill Road Richmond, Virginia 23230	2003

Bon Air Office 2810 Buford Road Richmond, Virginia 23235	2008

Three Chopt Office (2) 7100 Three Chopt Road Richmond, Virginia 23229	2006

James Center Office One James Center 901 East Cary Street Richmond, Virginia 23219	2007

Wholesale Mortgage Office 5001 Craig Rath Boulevard Midlothian, Virginia 23112	2011

(1)	Relocation of our Innsbrook leased office to an owned free standing site across the street in September 2008.
(2)	Relocated from 1504 Santa Rosa Road, Richmond, Virginia in February 2009 to an owned free standing site.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was approved for listing on the Nasdaq Capital Markets as of June 7, 2007 under the symbol “FCVA”. Trading under that symbol began June 14, 2007.

The following table shows high and low sale prices for our common stock, as reported to us, for the periods indicated.

	High	Low
2011
1st Quarter	$4.54	$3.55
2nd Quarter	$5.00	$3.30
3rd Quarter	$4.18	$2.45
4th Quarter	$2.77	$1.60

2010
1st Quarter	$8.50	$4.85
2nd Quarter	$9.25	$6.35
3rd Quarter	$7.45	$2.95
4th Quarter	$3.73	$2.90

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

There were 2,971,171 shares of the Company’s common stock outstanding at the close of business on December 31, 2011. As of March 21, 2012, there were approximately 614 shareholders of record of our common stock.

ITEM 6. SELECTED FINANCIAL INFORMATION

The following consolidated summary sets forth our selected financial data for the periods and at the dates indicated. The selected financial data for fiscal years have been derived from our audited financial statements for each of the five years that ended December 31, 2011, 2010, 2009, 2008, and 2007. You also should read the detailed information and the financial statements for all of such periods included elsewhere in this Report on Form 10-K.

First Capital Bancorp, Inc.

Selected Financial Data

	At or for the Fiscal Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except ratios and per share amounts)
Income Statement Data:
Interest income	$24,327	$26,430	$25,401	$24,044	$20,356
Interest expense	8,379	10,217	12,810	12,996	10,563

Net interest income	15,948	16,213	12,591	11,048	9,793
Provision for loan losses	9,441	8,221	2,285	2,924	676

Net interest income after provision for loan losses	6,507	7,992	10,306	8,124	9,117
Noninterest income	2,080	1,050	747	744	809
Noninterest expense	13,549	12,550	10,628	8,560	7,259

Income before income taxes	(4,962)	(3,508)	425	308	2,667
Income tax expense (benefit)	(1,886)	(1,336)	117	138	925

Net income	$(3,076)	$(2,172)	$308	$170	$1,742

Effective dividend on preferred stock	$679	$678	$503	$0	$0

Net income (loss) allocable to common shareholders	$(3,755)	$(2,850)	$(195)	$170	$1,742

Per Share Data:
Basic earnings per share	$(1.26)	$(0.96)	$(0.07)	$0.06	$0.72
Diluted earnings per share	$(1.26)	$(0.96)	$(0.07)	$0.06	$0.71
Book value per share	$10.11	$11.16	$12.14	$11.92	$11.73
Balance Sheet Data:
Assets	$541,690	$536,025	$530,396	$431,553	$351,867
Cash and cash equivalents	50,359	32,367	31,667	15,354	16,780
Securities available for sale	84,035	86,787	77,118	30,523	32,825
Securities held to maturity	2,884	2,389	1,453	1,454	—
Loans, net	360,969	386,209	397,120	36,744	296,723
Allowance for loan losses	9,271	10,626	6,600	5,060	2,489
Foreclosed assets	7,646	2,615	3,388	2,158	—
Bank owned life insurance	8,917	448	—	—	—
Deposits	440,199	426,871	422,134	334,300	255,108
FHLB advances	50,000	55,000	50,000	50,000	40,000
Subordinated debentures	7,155	7,155	7,155	7,155	7,155
Shareholders’ equity	40,683	43,675	46,458	35,420	34,859
Average shares outstanding, basic	2,971	2,971	2,971	2,971	2,414
Average shares outstanding, diluted	2,971	2,971	2,971	2,984	2,469
Selected Performance Ratios
Return on average assets	-0.58%	-0.41%	0.06%	0.04%	0.61%
Return on average equity	-7.11%	-4.74%	0.71%	0.49%	6.80%
Average yield on interest earning assets	4.91%	5.18%	5.38%	6.29%	7.35%
Average rate paid on interest-bearing liabilities	1.89%	2.28%	3.15%	3.99%	4.67%
Net interest margin, fully taxable equivalent	3.26%	3.20%	2.69%	2.89%	3.54%
Interest-earning assets to interest-bearing liabilities	114.75%	114.90%	116.72%	117.56%	122.33%
Efficiency ratio	75.16%	72.70%	79.68%	72.60%	68.47%
Capital Ratios
Equity to total assets at end of period	7.51%	8.15%	8.76%	8.21%	9.91%
Average equity to average assets	8.13%	8.55%	8.84%	8.87%	8.98%
Tangible capital ratio	5.54%	6.18%	6.80%	5.67%	9.91%
Tier 1 risk-based capital ratio	11.60%	12.08%	12.36%	10.62%	12.98%
Total risk-based capital ratio	13.17%	13.74%	14.09%	12.41%	14.44%
Leverage ratio	8.37%	9.04%	10.01%	9.62%	12.50%
Asset Quality Ratios:
Non-performing loans to period-end loans	4.78%	6.82%	2.57%	1.18%	0.02%
Non-performing assets to total assets	4.68%	5.54%	1.96%	1.52%	0.01%
Net loan charge-offs to average loans	2.92%	0.92%	0.19%	0.10%	0.01%
Allowance for loan losses to loans outstanding at end of period	2.51%	2.78%	1.64%	1.36%	0.84%

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

The continuing difficult economic environment during 2011 and 2010 resulted in continuing elevated loan loss provisions, which negatively impacted our financial performance as we realized a net loss of $3.1 million for the year ended December 31, 2011 compared to a $2.2 million loss for the year ended December 31, 2010. Net loss allocable to common shareholders, which adds to the net loss the dividends and discount accretion on preferred stock, was a loss of $3.8 million for the year ended December 31, 2011 compared to a loss of $2.8 million for 2010. The key factor affecting the 2011 results was a $9.4 million provision for loans losses due to an unstable economic environment which resulted in a significant increase in the level of our charge-offs. Return on average equity for the year ended December 31, 2011 was -7.11%, while return on average assets was -0.58%, compared to -4.74% and -0.41%, respectively, for 2010.

For the year ended December 31, 2011, assets increased $5.7 million to $541.7 million or 1.06% from $536.0 million at December 31, 2010. Total net loans at December 31, 2011 were $361.0 million, a decrease of $25.2 million, or 6.54%, from the December 31, 2010 amount of $386.2 million. Deposits increased $13.3 million to $440.2 million, or 3.12% from the December 31, 2010 amount of $426.9 million.

The Company remains well capitalized with capital ratios above the regulatory minimums.

The Company has been keenly focused on five primary objectives for the last three years. In order of importance, those areas are asset quality, capital preservation, liquidity, reducing exposure to real estate acquisition and development loans and improving core earnings. Each of these objectives will be discussed elsewhere in this report.

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

First Capital Bank’s critical accounting policies relate to the evaluation of the allowance for loan losses and establishment of fair value of financial instruments.

The evaluation of the allowance for loan losses is based on management’s opinion of an amount that is adequate to absorb probable losses inherent in the Bank’s existing portfolio. The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 Contingencies, which requires that losses be accrued when occurrence is probable and can be reasonably estimated, and (ii) ASC 310 Receivables, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Securities available for sale and certain mortgage loans held for sale, are recorded at fair value on a recurring basis. From time to time, certain assets, consisting primarily of other real estate owned and impaired loans, may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. In periods where there is no adjustment, the asset is generally not considered to be at fair value. Management believes this is a critical accounting policy because the estimation of fair value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

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

	Year Ended December 31,
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$384,131	$21,511	5.60%	$409,765	$23,308	5.69%
Bank owned life insurance (2)	5,877	333	5.66%	405	21	5.24%
Investment securities:
U.S. Agencies	1,815	59	3.28%	14,691	580	3.94%
Mortgage backed securities	14,919	389	2.60%	11,751	388	3.30%
CMO	35,093	907	2.59%	28,397	828	2.92%
Municipal securities (2)	13,423	840	6.26%	13,139	815	6.20%
Corporate bonds	9,679	271	2.80%	4,658	224	4.81%
Taxable municipal securities	10,601	471	4.44%	7,979	403	5.05%
SBA	2,407	-8	-0.33%	1,223	23	1.87%
Other investments	4,581	110	2.40%	4,535	90	1.99%

Total investment securities	92,518	3,039	3.29%	86,373	3,351	4.22%
Interest bearing deposits	25,689	59	0.23%	19,696	45	0.23%

Total earning assets	$508,215	$24,942	4.91%	$516,239	$26,725	5.18%

Cash and cash equivalents	7,644			6,187
Allowance for loan losses	(10,202)			(8,913)
Other assets	26,428			22,791

Total assets	$532,085			$536,304

Liabilities & Stockholders’ Equity:
Interest checking	$10,278	$37	0.36%	$9,239	$34	0.36%
Money market deposit accounts	148,240	1,077	0.73%	146,788	1,783	1.21%
Statement savings	930	4	0.42%	718	3	0.47%
Certificates of deposit	221,826	5,475	2.47%	229,496	6,322	2.75%

Total interest-bearing deposits	381,274	6,593	1.73%	386,241	8,142	2.11%

Fed funds purchased	0	—	0.00%	—	0	0.00%
Repurchase agreements	1,332	6	0.49%	1,361	6	0.48%
Subordinated debt	7,155	139	1.95%	7,155	230	3.21%
FHLB advances	53,329	1,641	3.08%	54,191	1,840	3.39%

Total interest-bearing liabilities	443,090	8,379	1.89%	448,948	10,218	2.28%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	43,973			39,564
Other liabilities	1,751			1,925

Total liabilities	45,724			41,489
Shareholders’ equity	43,271			45,867

Total liabilities and shareholders’ equity	$532,085			$536,304

Net interest income		$16,563			$16,507

Interest rate spread			3.02%			2.90%

Net interest margin			3.26%			3.20%

Ratio of average interest earning assets to average interest-bearing liabilities			114.70%			114.99%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

Year ended December 31, 2011 compared to year ended December 31, 2010

The low interest rates during the last year has placed downward pressure on the Company’s yield on earning assets and related interest income. The decline in earning asset yields, however, has been offset principally by repricing of money market accounts and certificates of deposit to lower yields. The Company also expects net interest margin to be negatively impacted by continued low rates over the next several quarters.

Net interest income for the year ended December 31, 2011 decreased 1.63% to $15.9 million from $16.2 million for the year ended December 31, 2010. Net interest income increased due to a 6 basis point increase in the net interest margin from 3.20% for the year ended December 31, 2010 to 3.26% for the comparable period of 2011.

Average earning assets decreased $8.0 million, or 0.27%, to $508.2 million for 2011 from $516.2 million for 2010. Average loans, net of unearned income decreased $25.6 million for 2011 to $384.1 million. The average rate earned on net loans, decreased 9 basis points to 5.60% from 5.69% for the year ended December 31, 2010. The average balance in our securities portfolio increased $6.1 million in 2011 to $92.5 million from $86.4 million in 2010. We used liquidity generated by deposits and TARP funds to mitigate interest rate risk and pick up spreads over the Federal funds rate. During 2011, the Company sold securities to restructure the investment portfolio to reduce the duration, volatility and provide more cash flow to the Company. Reinvestment of the proceeds resulted in a reduction in the average yield on the investment portfolio from 4.22% for 2010 to 3.29% for 2011. Investment income, on a tax equivalent basis, decreased to $3.0 million for 2011 from $3.3 million for 2010. Interest on Federal funds sold increased from $45 thousand for 2010 to $59 thousand for 2011 as the average balance sold increased from $19.7 million in 2010 to $25.7 million in 2011 as the yield remained unchanged at 23 basis points. As a result of these changes, the yield on earning assets decreased 27 basis points to 4.91% for 2011 from 5.18% for 2010.

Average deposits decreased $5.0 million or 1.29% to $381.3 million for 2011 from $386.2 million for 2010. Interest expense on deposits decreased $1.5 million for 2011 compared to 2010. The average cost of interest-bearing deposits decreased 38 basis points from 2.11% for 2010 to 1.73% for 2011. The decrease in cost of interest-bearing deposits is the result of declining interest rates and change in the mix of deposits. The cost of certificates of deposit decreased 28 basis points from 2.75% for 2010 to 2.47% for 2011 as the average outstanding decreased $7.7 million. Money market accounts increased on average $1.5 million for 2011 compared to 2010 as the cost decreased from 1.21% to 0.73% for 2011. We expect deposit costs to continue to decrease in early 2012 as certificates of deposit reprice and the rate on money market accounts decreases, but to a lesser extent than such costs decreased in 2011.

Other borrowed money decreased 42 basis points from 3.31% to 2.89% for 2011 primarily due to a $5.0 million advance which was repaid in 2011. In addition, Subordinated debt decreased 126 basis points as the cost was tied to LIBOR for all of 2011 as compared to being fixed for a portion of 2010.

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

Net interest income for the year ended December 31, 2010 increased 28.77% to $16.2 million from $12.6 million for the year ended December 31, 2009. Net interest income increased due to a 55 basis point increase in the net interest margin from 2.68% for the year ended December 31, 2009 to 3.20% for the comparable period of 2010.

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

	2011 vs. 2010 Increase (Decrease) Due to Changes in:			2010 vs. 2009 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)			(Dollars in thousands)
Earning Assets:
Loans, net of unearned income	$(1,458)	$(339)	$(1,797)	$1,202	$(820)	$382
BOLI	287	25	312
Investment securities:	206	(517)	(311)	1,108	(334)	774
Federal funds sold	14	—	14	(9)	6	(4)

Total earning assets	(951)	(831)	(1,782)	2,301	(1,148)	1,152

Interest-Bearing Liabilities:
Interest checking	4	—	4	6	(1)	5
Money market deposit accounts	17	(723)	(706)	1,001	(969)	32
Statement savings	1	—	1	—	—	—
Certilficates of deposit	(211)	(636)	(847)	(606)	(1,974)	(2,580)
Fed funds purchased	—	—	—	—	—	—
Repurchase agreements	—	—	—	—	1	1
Subordinated debt	—	(90)	(90)	—	(37)	(37)
FHLB advances	(30)	(170)	(200)	158	(201)	(43)

Total interest-bearing liabilities	(219)	(1,619)	(1,838)	559	(3,181)	(2,622)

Change in net interest income	$(732)	$788	$56	$1,742	$2,033	$3,774

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses for the year ended December 31, 2011 was $9.4 million compared to $8.2 million for the year ended December 31, 2010. Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. We are committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in our loan portfolio. This commitment is more fully discussed in the “Asset Quality” section below.

Non-Interest Income

Year ended December 31, 2011 compared to year ended December 31, 2010

Non-interest income has been and will continue to be an important factor for increasing profitability. Management continues to consider areas where non-interest income can be increased.

Non-interest income increased $1.0 million to $2.1 million for the year ended December 31, 2011 compared to $1.0 million for the same period in 2010.

The primary cause of the increase in non-interest income was the sale of securities resulting in a gain of $1.1 million as compared to a gain of $281 thousand in 2010. Fees on deposits increased $46 thousand to $323 thousand for the 2011 year compared to $277 for the 2010 year. Other noninterest income increased $186 thousand to $678 thousand for the 2011 year compared to $492 thousand for the 2010 year. This increase was the result of the addition of bank owned life insurance in 2011 which totaled $8.2 million resulting in an increase in income of $206 thousand for the year 2011.

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

Non-Interest Expense

Year ended December 31, 2011 compared to year ended December 31, 2010

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expense increased 7.96% or $999 thousand to $13.5 million for 2011 as compared to $12.5 million for the year 2010. Noninterest expense was 2.55% of average assets for the year ended December 31, 2011.

Salaries and employee benefits increased 10.75% to $6.4 million for the year 2011 as compared to $5.8 million for 2010. Salaries and benefits increased primarily due to adding a Compliance officer, an additional lending officer and a controller during 2011. In addition, a mortgage operation was started during the third quarter in which 10 individuals were employed for that function.

Occupancy costs increased $88 thousand as the result of increases in real estate taxes, utilities, and maintenance costs related to the purchase of the corporate headquarters in 2010. In addition, the Company rented facilities for the mortgage operation starting in July 2011. Depreciation expense increased $113 thousand due to depreciation on the renovation of the corporate headquarters and depreciation for a full year on the purchase of the building.

Professional fees decreased $7 thousand for the year 2011 to $676 thousand from $683 thousand in 2010. This was primarily the result of a consistent volume of customer work-out agreements, foreclosures and settlements in 2011.

Advertising and marketing costs increased $96 thousand to $273 thousand in 2011 from $177 thousand in 2010, as additional marketing and name branding were used in 2011.

FDIC premiums decreased $242 thousand from $1.0 million in 2010 to $758 thousand in 2011, the result of a change in the calculation of the premium from deposits outstanding to average liabilities outstanding effective June 30, 2011.

Virginia capital stock tax decreased $18 thousand, or 3.67%, to $474 thousand during 2011 from $492 thousand for 2010. This decrease was due to the decrease in the equity of the Bank during the year.

OREO write-down and losses related to revaluation of existing values and losses on sale of OREO totaled $747 thousand in 2011 as compared to $674 thousand in 2010 as values in the real estate market continued to deteriorate in 2011.

Other expenses increased $233 thousand to $2.0 million in 2011 from $1.8 million in 2010 due to consultant expenses related to technology issues of $37 thousand and increased in director fees of $84 thousand.

Year ended December 31, 2010 compared to year ended December 31, 2009

Total noninterest expense increased 18.08% or $1.9 million to $12.5 million for 2010 as compared to $10.6 million for the year 2009. Noninterest expense was 2.6% of average assets for the year ended December 31, 2010.

Salaries and employee benefits increased 21.02% to $5.8 million for the year 2010 as compared to $4.8 million for 2009. Salaries and benefits increased due to key additions to the lending and management team and infrastructure during 2009 and the first quarter of 2010.

Occupancy costs decreased $81 thousand as the result of purchasing the corporate headquarters in 2010, thus eliminating rent expense for most of 2010. This was offset by increases in depreciation of the building acquired as depreciation expense increased 17.06% to $490 thousand for the year ended December 31, 2010 as compared to $419 thousand for 2009

Professional fees increased $296 thousand for the year 2010 to $683 thousand from $387 thousand in 2009. This was primarily the result of increasing legal fees associated with a higher volume of customer work out agreements, foreclosures and settlements in 2010.

Advertising and marketing costs increased $80 thousand to $177 thousand in 2010 from $97 thousand in 2009, as additional marketing and name branding were used in 2010.

Virginia capital stock tax decreased $33 thousand, or 6.29%, to $492 thousand during 2010 from $525 thousand for 2009. The decrease was due to the decrease in the equity of the Bank during the year.

OREO expenses related to revaluation of existing OREO values totaled $674 thousand in 2010 as compared to $0 thousand in 2009 as values in the real estate market continued to deteriorate in 2010.

Other expenses increased $262 thousand to $1.8 million in 2010 from $1.5 million in 2009.

Income Taxes

Our reported income tax benefit was $1.9 million for 2011 and income tax benefit was $1.3 million for 2010. Note 11 of our consolidated financial statements provides a reconciliation between the amount of income tax benefit/expense computed using the federal statutory rate and our actual income tax benefit/expense. Also included in Note 11 to the consolidated financial statements is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 2011 and 2010.

Financial Condition

Assets

Total assets increased to $541.7 million at December 31, 2011, compared to $536.0 million at December 31, 2010 representing an increase of $5.7 million or 1.06%. Average assets increased 1.55% from $536.3 million for the year ended December 31, 2010 to $532.1 million for the year ended December 31, 2011. Stockholders’ equity decreased 6.85% to $40.7 million for the year ended December 31, 2011 as compared to $43.7 million for the same period in 2010.

Loans

Our loan portfolio is the largest component of our earning assets. Total loans, which exclude the allowance for loan losses and deferred loan fees and costs, at December 31, 2011, were $370.1 million, a decrease of $27.1 million from $397.2 million at December 31, 2010. Commercial real estate decreased $2.4 million or 1.66% to $143.0 million and represented 38.64% of the portfolio. Other real estate construction, land development and other land loans decreased $17.4 million, or 26.35%, to $48.6 million from $66.0 million and represented 13.14% of the portfolio, down from 20.6% at December 31, 2010. Concerted effort continued to be made to lessen our percentage of real estate construction, development and other land loans as a percentage of the total portfolio. The allowance for loan losses was $9.3 million, down 15.99% and represented 2.51% of total loans outstanding at December 31, 2011 down from 2.78% at December 31, 2010.

Major classifications of loans are as follows:

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Real estate:
Residential	$127,541	$118,209	$110,437	$97,314	$65,027
Commercial	142,989	145,399	125,445	106,796	86,302
Residential construction	9,712	15,852	23,531	24,980	39,872
Other construction, land development and other land loans	48,637	66,041	85,119	86,773	57,231
Commercial	37,922	48,004	54,590	51,138	44,367
Consumer	3,250	3,693	4,542	5,584	4,106

Total loans	370,051	397,198	403,664	372,585	296,905

Less:
Allowance for loan losses	9,271	11,036	6,600	5,060	2,489
Net deferred (income) costs	189	47	56	(85)	(182)

Loans, net	$360,969	$386,209	$397,120	$367,440	$294,234

Our average net loan portfolio totaled 75.58% of average earning assets in 2011, down from 79.4% in 2010. Because of the nature of our market, loan collateral is predominantly real estate. At December 31, 2011, the Company had approximately $328.9 million in loans secured by real estate which represents 88.87% of our total loans outstanding as of that date. At December 31, 2011, we had no concentration of loans in any one industry exceeding 10%.

Asset Quality

The Company continued to experience deterioration in asset quality during 2011, principally within the builder residential real estate portfolio and the land development portfolio, as the housing market remained soft. While economic indicators suggest the recession has technically ended and there are some signs of increased economic activity, the signals are somewhat mixed and there could be additional deterioration in asset quality in the near term. The magnitude of any such softening is largely dependent upon any lagging impact on commercial real estate, the recovery of residential housing, and the pace at which the economies in the markets we serve recover. The Company does not originate or purchase loans from foreign entities or loans classified by regulators as highly leveraged transactions. The Company’s loan portfolio does not include exposure to option adjustable rate mortgage products, high loan-to-value ratio mortgages, interest only mortgage loans, subprime mortgage loans or mortgage loans with initial teaser rates. The Company does have junior lien mortgages (“second mortgages”), primarily home equity loans. The Company’s second mortgage portfolio is originated within the Company’s footprint and represented approximately 1.65% of the total loan portfolio at December 31, 2011, down from 2.1% at December 31, 2010. The Company has low loss experience within this portfolio and is prompted to perform updated valuations upon identification of a borrower weakness. The sources of valuations are appraisals, broker price opinions, and automated valuation models.

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

Net charge-offs for 2011 were $11.2 million, or 3.08%, of average loans outstanding. Net charge-offs included commercial loans of $1.7 million, construction loans of $781 thousand, commercial real estate loans of $213 thousand, other construction, land development and other land $5.9 million and residential real estate $2.7 million. At December 31, 2011, total past due loans, 30 – 89 days past due, were $2.3 million, or 0.62%, of total loans, up from $1.2 million at December 31, 2010, but down from March 31, 2011 of $6.5 million and June 30, 2011 of $7.6 million. Loans classified as Substandard decreased $8.4 million, or 17.9% to $38.3 million from $46.7 million at December 31, 2010. Special Mention loans decreased $14.4 million, or 29.2% to $35.0 million from $49.4 million at December 31, 2010.

Improvements in these credit metrics reflect the effort the Company devoted to asset quality during 2011. In addition, the exposure in other construction, land development and other land loans was reduced $17.4 million, or 26.4% to $48.6 million at December 31, 2011 from $66.0 million at December 31, 2010.

Non-performing Assets

At December 31, 2011, non-performing assets decreased $4.4 million to $25.3 million at December 31, 2011, down 14.72% from December 31, 2010. The ratio of nonperforming assets to total assets was 4.68% compared to 5.54% at year end 2010. Non-performing assets consists of nonaccrual loans totaling $17.7 million and OREO of $7.6 million which are represented by twenty-one building lots, seven homes and four parcels of land.

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

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-performing loans	$17,691	$27,097	$3,607	$4,411	$50
Non-performing assets	$7,646	$2,615	$3,388	$2,158	$—

Non-performing loans to period end loans	4.78%	6.82%	0.89%	1.18%	0.02%
Non-performing assets to total assets	4.68%	5.54%	1.32%	1.52%	0.02%

The following provides a roll-forward of the OREO activity from the end of 2010 to the end of 2011 (dollars in thousands):

2011
Balance, beginning of year	$2,615
Additions	7,923
Capitalized Improvements	108
Valuation Adjustments	(635)
Loss on sale	(112)
Proceeds from sales	(2,253)

Ending Balance,—December 31, 2011	$7,646

Allowance for Loan Losses

For a discussion of our accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

	December 31,
	2011	2010	2009	2008	2007
		(Dollars in thousands)
Balance, beginning of year	$11,036	$6,600	$5,060	$2,489	$1,834
Loans charge-offs
Real estate:
Residential	2,766	900	8	58	—
Commercial	213	303	—	—	—
Residential construction	799	1,232	149	273	—
Other construction, land development and other land	6,684	851	253	—	—
Commercial	1,692	530	340	24	20
Consumer	—	—	5	4	4

Total loans charged off	12,154	3,816	755	359	24

Recoveries
Real estate:
Residential	105	16	7	—	—
Commercial	—	2	—	—	—
Construction	18	—	1	—	—
Land development & other land	816	—	—	—	—
Commercial	9	13	2	5	—
Consumer	—	—	—	1	3

Total recoveries	948	31	10	6	3

Net charge-offs	11,206	3,785	745	353	21
Additions charge to operations	9,441	8,221	2,285	2,924	676

Balance, end of year	$9,271	$11,036	$6,600	$5,060	$2,489

Ratio of allowance for loan losses to loans outstanding at end of period	2.51%	2.78%	1.64%	1.36%	0.84%

Ratio of new charge-offs (recoveries) to average loans outstanding during the period	2.92%	0.92%	0.19%	0.10%	0.01%

The allowance for loan losses at December 31, 2011 was $9.3 million compared to $11.0 million at December 31, 2010. The allowance for loan losses was 2.51% of total loans outstanding at December 31, 2011 compared to 2.78% at December 31, 2010. The provision for loan losses was $9.4 million for 2011 compared to $8.2 million for 2010. Net charge-offs were $11.2 million for the year ended December 31, 2011 compared to $3.8 million for the year ended December 31, 2010. The portfolio continues to show stress as the economic environment and the real estate market continue to remain soft and additional provision for loan losses may be required if a downward trend in conditions returns. We have no exposure to sub-prime loans in the portfolio.

The following table shows the balance and percentage of our allowance for loan losses allocated to each major category of loan:

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Allocation of allowance for loans losses, end of year:
Real estate
Residential	$3,680	$3,431	$2,315	$1,836	$1,533
Commercial	1,375	760	450	150	0
Residential Construction	650	494	526	427	100
Other construction, land development and other land	2,175	4,299	2,400	1,400	200
Commercial	1,370	2,031	899	1,237	656
Consumer	21	21	10	10	0

Balance, December 31	$9,271	$11,036	$6,600	$5,060	$2,489

Ratio of loans to total year-end loans:
Real estate	34.47%	29.76%	27.36%	26.12%	21.90%
Residential	38.64%	36.61%	31.08%	28.66%	29.07%
Commercial	2.62%	3.99%	5.83%	6.70%	13.43%
Residential Construction
Other construction, land	13.14%	16.63%	21.09%	23.29%	19.28%
development and other land	10.24%	12.09%	13.50%	13.73%	14.94%
Commercial	0.89%	0.93%	1.13%	1.50%	1.38%

Consumer	100.00%	100.00%	100.00%	100.00%	100.00%

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

The market value of the available for sale securities at December 31, 2011 and 2010 was $84.0 million and $86.8 million, respectively. The net unrealized gain after tax on the available for sale securities was $643 thousand at December 31, 2011 as compared to $138 thousand December 31, 2010.

The carrying values of securities available for sale at the dates indicated were as follows:

		December 31,
	2011	2010	2009
	(Dollars in thousands)
Available for Sale

U.S. Government securities	$2,001	$6,581	$23,467
Mortgage-backed securities	15,908	15,022	12,062
CMO securities	14,694	31,044	22,940
State and political subdivision obligations—tax exempt	38,722	11,992	9,364
State and political subdivision obligations—taxable	6,723	12,007	5,797
Corporate bonds	4,334	6,401	3,488
SBA securities	1,653	3,740	—

	$84,035	$86,787	$77,118

Held to Maturity

State and political subdivision obligations—tax exempt	$3,116	$2,389	$1,453

	$3,116	$2,389	$1,453

Restricted equity securities consist primarily of Federal Reserve Bank stock, Federal Home Loan Bank of Atlanta stock and Community Bankers Bank Stock.

Deposits

The following table is a summary of average deposits and average rates paid on those deposits for the periods presented:

Average Deposits and Rates Paid

	2011		2010		2009
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$43,973	0.00%	$39,564	0.00%	$37,583	0.00%
Interest-bearing deposits
Interest checking	10,278	0.36%	9,239	0.36%	7,973	0.37%
Savings	930	0.42%	718	0.47%	699	0.47%
Money market accounts	148,240	0.73%	146,788	1.21%	93,177	1.87%
Certificates of deposit	221,826	2.47%	229,496	2.75%	246,291	3.61%

	$425,247		$425,805		$385,723

As of December 31, 2011, deposits were $440.2 million, a $13.3 million increase over December 31, 2010 deposits of $426.9 million. Average deposits decreased $558 thousand compared to average deposits for the year ended December 31, 2010. Average noninterest-bearing deposits increased $4.4 million to $43.9 million at December 31, 2011 compared to $39.6 million at December 31, 2010. Average money market accounts increased 0.99% or $1.5 million to $148.2 million from $146.8 million for the comparable period in 2010. Average certificates of deposit decreased $7.7 million, or 3.34%, compared to $221.8 million for the year ended 2010. Included in the certificates of deposit are $34.8 million (7.9% of total deposits) in brokered deposits at an average cost of 2.17%. We used brokered deposits to extend the maturity of our certificates of deposit to assist in our interest rate risk management.

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

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2011:

	Maturities of Certificates of Deposit of $100,000 and Greater
	Within Three Months	Three to Twelve Months	Over One Year	Total	Percent of Total Deposits
	(Dollars in thousands)
At December 31, 2011	$11,424	$38,670	$93,533	$143,627	32.6%

Borrowings

At December 31, 2011, 2010 and 2009, our borrowings and the related weighted average interest rate were as follows:

	2011		2010		2009
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
Repurchase agreements	1,608	0.40%	1,077	0.50%	1,365	0.44%
Federal Home Loan Bank advances	50,000	3.23%	55,000	3.01%	50,000	3.76%
Subordinated debt	7,155	2.15%	7,155	1.91%	7,155	3.72%

	$58,763		$63,232		$58,520

We have various lines of credit available from certain of our correspondent banks in the aggregate amount of $22.5 million. These lines of credit, which bear interest at prevailing market rates, permit us to borrow funds in the overnight market, and are renewable annually.

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

	December 31, 2011
	1 to 90 Days	90 Days to 1 Year	Total 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning Assets:
Total Loans Excluding Nonaccrual	$64,226	$49,407	$113,633	$94,917	$107,008	$38,168	$353,726
Investment securities	4,185	1,376	5,561	31,813	19,595	29,941	86,910
Interest-beariang bank deposits	41,112	—	41,112	—	—	—	41,112

Total rate sensitive assets	$109,523	$50,783	$160,306	$126,730	$126,603	$68,109	$481,748

Cumulative totals	109,523	160,306	160,306	287,036	413,639	481,748

Interest-Bearing Liabilities:
Interest checking	$11,143	$—	$11,143	$—	$—	$—	$11,143
Money market accounts	153,878	—	153,878	—	—	—	153,878
Savings deposits	1,049	—	1,049	—	—	—	1,049
Certificates of deposit:
Less than $100	13,761	33,058	46,819	23,546	12,205	—	82,570
Greater than $100	11,424	38,670	50,094	47,865	45,668		143,627

Total	$25,185	$71,728	$96,913	$71,411	$57,873	$0	$226,197

FHLB borrowing	—	—	—	25,000	20,000	5,000	50,000
Sub Debt	2,000	—	2,000	—		—	2,000
Trust preferred	5,155	—	5,155	—	—	—	5,155
Other liabilities	1,608	—	1,608	—	—	—	1,608

Total rate sensitive liabilities	200,018	71,728	271,746	121,411	97,873	10,000	$501,030

Cumulative totals	$200,018	$271,746	$271,746	$393,157	$491,030	$501,030

Interest sensitivity gap	$(90,495)	$(20,945)	$(111,440)	$5,319	$28,730	$58,109

Cumulative interest sensitivity gap	$(90,495)	$(111,440)	$(111,440)	$(106,121)	$(77,391)	$(19,282)

Cumulative interest sensitive gap as a percentage of earning assets	-18.8%	-23.1%	-23.1%	-22.0%	-16.1%	-4.0%

Ratio of cumulative rate sensitive assets to cummulative rate sensitive liabilities	54.8%	59.0%	59.0%	73.0%	84.2%	96.2%

Capital Resources and Dividends

We have an ongoing strategic objective of maintaining a capital base that supports the pursuit of profitable business opportunities, provides resources to absorb risk inherent in our activities and meets or exceeds all regulatory requirements.

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks. The regulatory capital standards categorize assets and off-balance sheet items into four categories that weight balance sheet assets according to risk, requiring more capital for holding higher risk assets. At December 31, 2011 and 2010, our Tier 1 leverage ratio (Tier 1 capital to average total assets) was 8.4% and 9.0% respectively with the minimum regulatory ratio to be well capitalized at 5.00%. Tier 1 risk based capital ratios at December 31, 2011 and 2010 were 11.60% and 12.1% respectively with the minimum regulatory ratio to be well capitalized at 6.00%. Total risk based capital to risk weighted assets at December 31, 2011 and 2010 were 13.2% and 13.7% respectively with the minimum regulatory ratio to be well capitalized at 10.00%. Our capital structure exceeds regulatory guidelines established for well capitalized institutions, which affords us the opportunity to take advantage of business opportunities while ensuring that we have the resources to protect against risk inherent in our business.

One of our primary goals for 2011 was capital preservation. Providing a provision of $9.4 million resulting in a loss of only $3.1 million shows the earning strength of the Company and its ability to maintain adequate capital to meet all regulatory capital requirements.

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Tier 1 capital:
Common stock	$11,885	$11,885	$11,885
Retained earnings	16,839	20,469	23,275

Total equity	28,724	32,354	35,160
Trust preferred stock	10,655	10,523	10,394
Warrants	661	661	661
Trust preferred debt	5,155	5,155	5,155

Total Tier 1 capital	45,195	48,693	51,370

Tier 2 capital:
Allowance for loan losses	4,926	5,114	5,192
Subordinated debt	1,200	1,600	2,000

Total Tier 2 capital	6,126	6,714	7,192

Total risk-based capital	51,321	55,407	$58,562

Risk-weighted assets	$389,735	$403,203	$415,747

Capital ratios:
Tier 1 leverage ratio	8.4%	9.0%	10.0%
Tier 1 risk based capital	11.6	12.1	12.4
Total risk based capital	13.2	13.7	14.1
Tangible equity to assets	5.50	6.20	6.80

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

We also maintain additional sources of liquidity through a variety of borrowing arrangements. The Bank maintains federal funds lines with a large regional money-center banking institution and a local community bankers bank. These available lines currently total approximately $22.5 million, of which there were no outstanding draws at December 31, 2011.

We have a credit line at the Federal Home Loan Bank of Atlanta in the amount of approximately $73.9 million which may be utilized for short and/or long-term borrowing. Advances from the Federal Home Loan Bank totaled $50.0 million at December 31, 2011.

At December 31, 2011, cash, federal funds sold, short-term investments, securities available for pledge or sale and available lines were 38.5% of total deposits up from 36.1% at December 31, 2010

Maintaining liquidity at levels to cover any eventuality was a primary goal of 2011 and we feel that the levels maintained during 2011 and 2010 accomplish that goal.

ITEM 8. FINANCIAL STATEMENTS

The following 2011 Financial Statements of First Capital Bancorp, Inc. are included after the signature pages to this Report on Form 10-K:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last fiscal year.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of the design and effectiveness of its internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Board of Directors of the Company is divided into three classes (I, II and III). The Company’s directors are elected on a staggered basis for three-year terms, with approximately one-third of the directors having terms expiring each year. Three (3) directors in Class III are to be elected at the 2012 Annual Meeting of Stockholders to serve for a term of three years expiring at the Annual Meeting of Stockholders to be held in 2015.

Certain information concerning the three (3) nominees for election at the 2012 meeting, and the directors who will continue in office after the meeting, is set forth below. Unless otherwise specified, each director has held his or her current position for at least five years. The biographies of each of the nominees and continuing directors below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualification, attributes or skills that caused the Board of Directors to determine that the person should serve as a director for the Company beginning in 2012.

NOMINEES FOR ELECTION AS DIRECTORS

FOR THREE-YEAR TERMS EXPIRING IN 2015

Name, Age and Year First Became Director	Principal Occupation
Robert G. Watts, Jr., 51 Director since 2001	President of First Capital Bancorp, Inc. and President and CEO of First Capital Bank. From June 1, 1999 until taking a position with the bank on December 20, 2000, Mr. Watts was Senior Vice President and Senior Lending Officer of The Bank of Richmond (now Bank of Hampton Roads). The Board believes that Mr. Watts’ long career in the banking industry, including extensive experience in the central Virginia area, makes him well qualified to serve as a director.

Debra L. Richardson, 49 Director since 2003	President and owner of Business and Healthcare Solutions, PLC which specializes in financial strategies for businesses and healthcare providers. Prior to forming Business and Healthcare Solutions in 2005, Ms. Richardson served as President of MMR Holdings, a supplier of health care imaging services, for two years. Prior to that she worked for 15 years at the accounting firm of Keiter Stephens, the last 10 years as the partner in charge of the Healthcare practice. The Board believes that Ms. Richardson’s extensive executive and management experience, particularly her extensive accounting and financial reporting experience, makes her well qualified to serve as a director.

John M. Presley, 51 Director since 2008	Chief Executive Officer and Managing Director of First Capital Bancorp, Inc. Prior to joining First Capital Bancorp, Inc., Mr. Presley served as Senior Vice President, Head of Strategic Initiatives for Fifth Third Bank since April 2006. From October 2004 through April 2006, Mr. Presley was the Chief Financial Officer for Marshall & Ilsley Corporation. For 15 years prior to that Mr. Presley served in various capacities with National Commerce Financial and its affiliates, which included, from July 2003 through October 2004 Chief Financial Officer of National Commerce Financial and immediately prior to that President and Chief Executive Officer of First Market Bank. Mr. Presley serves as a director of Lumber Liquidators, Inc. The Board believes that Mr. Presley’s long and extensive career in the banking and financial services industries makes him well qualified to serve as a director.

DIRECTORS WHOSE TERMS EXPIRE IN 2013

CLASS II

Name, Age and Year First Became Director	Principal Occupation
Yancey S. Jones, 61 Director since 1998	Executive Vice President of TSRC, Inc./MEGA Office Furniture, servicing Virginia, Maryland and DC with office supplies and office furniture. The Board believes that Mr. Jones’ extensive executive and management experience, together with his knowledge of the local business community, makes him well qualified to serve as a director.

Joseph C. Stiles, Jr., 90 Director since 1998	Owner and President of Luck Chevrolet, Inc., Ashland, Virginia, a long-standing Chevrolet dealership. Mr. Stiles was appointed a member of the Board of Directors of Hanover National Bank in 1965 and served in that capacity until the merger with First Virginia Bank-Colonial in 1986, and remained on the Board of First Virginia Bank-Colonial until December, 1995. The Board believes that Mr. Stiles’ extensive executive and management experience, together with his prior experience as a bank director, makes him well qualified to serve as a director.

Richard W. Wright, 77 Vice Chairman of the Board Director since 1998	Chairman of Heritage Union, a life insurance holding company. Former Chairman of James River Group, a property and casualty insurance holding company. Mr. Wright is also the former Chairman of Peoples Security Life Insurance Company and the former Chairman and Director of Front Royal, Inc., a property casualty insurance holding company. Mr. Wright is also the President and Director of the Wright Group, an insurance consulting company located in Richmond. The Board believes that Mr. Wright’s extensive executive and management experience, together with his prior experience serving as a director of a public company, makes him well qualified to serve as a director.

DIRECTORS WHOSE TERMS EXPIRE IN 2014

CLASS I

Name, Age and Year First Became Director	Principal Occupation
Gerald Blake, 58 Director since 1998	Owner Exit First Realty, a Richmond, Virginia company that lists and sells real estate. Former owner and President of Select Office Systems, a Richmond based company that sells and markets office equipment. The Board believes that Mr. Blake’s extensive executive and management experience, together with his prior experience in and knowledge of the Virginia real estate market makes him well qualified to serve as a director.

Grant S. Grayson, 59 Chairman of the Board Director since 1998	Partner in the law firm of LeClairRyan, A Professional Corporation since November 2009. Prior to November 2009, Mr. Grayson was a partner in the law firm of Cantor Arkema, P.C. The Board believes that Mr. Grayson’s extensive experience advising companies on legal and financial matters makes him well qualified to serve as a director.

Gerald H. Yospin, 70 Director since 1998	Owner of commercial real estate. Mr. Yospin is a former senior associate and member of the Retail Brokerage Department of Grubb & Ellis/Harrison & Bates, Inc., located in Richmond, Virginia. The Board believes that Mr. Yospin’s extensive experience in real estate development and his knowledge of the Virginia real estate market make him well qualified to serve as a director.

No director is related to any other director or executive officer of FCB by blood, marriage or adoption.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Information with respect to Robert G. Watts, Jr., our President and John M. Presley, our Chief Executive Officer and Managing Director, is set forth above. Information with respect to certain other senior officers is as follows:

Gary A. Armstrong, Executive Vice President, Head of Lending: Prior to joining us in 2009, Mr. Armstrong was the Commercial Banking Group Manager with First Market Bank where he spent the previous eleven years in various commercial banking and credit administration roles.

William D. Bien, Jr., Executive Vice President and Senior Lending Officer: Prior to joining us in 2003 as Senior Vice President, Mr. Bien served for several years as Executive Vice President and Senior Lender at CommonWealth Bank (now First Community Bank), Richmond, Virginia.

Andrew G. Ferguson, Executive Vice President and Chief Credit Officer: Prior to joining us in January 2010, Mr. Ferguson served as head of Credit Administration at First Market Bank for eight years. Mr. Ferguson has over 20 years of commercial banking experience in Richmond.

William W. Ranson, Executive Vice President and Chief Financial Officer: Prior to joining us in 2004, Mr. Ranson was a Senior Manager with Cherry, Bekaert and Holland, L.L.P., the Bank’s independent registered public accounting firm. Prior to joining Cherry, Bekaert and Holland, Mr. Ranson served as Executive Vice President and Chief Financial Officer of CommonWealth Bank, (now First Community Bank), Richmond, Virginia.

James E. Sedlar, Executive Vice President and Chief Operating Officer: Prior to joining us in 2008, Mr. Sedlar served as a Senior Vice President with SunTrust Bank. Prior to working for SunTrust Bank, Mr. Sedlar was the owner/president of a single family homebuilding company.

Material Changes to Director Nomination Procedures. In the past fiscal year, there has been no material change to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors.

Code of Ethics. The Company has adopted (i) a Banker’s Professional Code of Ethics, and (ii) a Code of Conduct and Conflict of Interest, both of which are applicable to its principal executive officer, principal financial officer and principal accounting officer or controller.

Audit Committee. The Board of Directors of the Company has established a standing Audit Committee currently composed of three directors who are not officers of the Company and are independent as defined by the listing standards of NASDAQ. The members of the Audit Committee are: Gerald Blake, Yancey S. Jones and Debra L. Richardson.

Audit Committee Independent Financial Expert. The Audit Committee charter requires that the committee include at least one member who qualifies as an audit committee financial expert, meaning that such person must (i) have an understanding of GAAP and its application to financial statements; (ii) have experience in preparing, auditing, analyzing or evaluating financial statements with issues similar to those applicable to the Company’s financial statements; (iii) understand audit committee functions; and (iv) understand internal controls and procedures for financial reporting. Debra L. Richardson is the member of the Audit Committee who meets these requirements. Ms. Richardson is independent as defined by the listing standards of NASDAQ.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires the directors, executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors, and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of reports furnished to the Company, the Company believes that all filings applicable to its executive officers, directors and ten percent (10%) beneficial owners complied with applicable regulations during the last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth a summary of certain information concerning the cash compensation paid by the Company for services rendered in all capacities during the years ended December 31, 2011 and 2010, to the Chief Executive Officer of the Company (the Company’s Principal Executive Officer) and certain other executive officers of First Capital Bank who had total compensation during the 2011 fiscal year which exceeded $100,000. The following table does not include certain perquisites that do not exceed $10,000 each:

Name and Principal Position	Year	Salary	Bonus	Other (1)	All Other Compensation (2)	Option Awards Aggregate Grant Date Fair Value (3)	Total
John M. Presley	2011	$285,825	$—	$8,216	$9,396	$23,168	$326,605
Chief Executive Officer and Managing Director	2010	$233,871	$—	$—	$9,419	$19,951	$263,241
(Principal/ Executive Officer)

Robert G. Watts, Jr.	2011	$205,613	$—	$12,334	$9,363	$5,835	$233,145
President of First Capital
Bancorp, Inc. and President and	2010	$205,407	$30,000	$—	$9,244	$4,015	$248,439
Chief Executive Officer of First
Capital Bank

Gary L. Armstrong	2011	$197,817	$—	$10,955	$7,608	$6,751	$223,131
Executive Vice President and
Head of Lending Officer	2010	$194,463	$—	$9,825	$—	$1,925	$206,213

(1)	Amounts shown represent expenses incurred by the Company for SERP benefit costs for split-dollar life insurance policies on the named executives.
(2)	Includes company contributions to the 401 (k) plan which are available to the executives named above on the same basis as to the general employee population.
(3)	Amounts shown represent the aggregate full grant date fair value of each award calculated in accordance with FASB ACSC Topic 718. The assumptions made by the Company in making these valuations are set forth in Note 17. (Stock Option Plan) to the Company’s audited financial statements for the year ended December 31, 2011, as included in this Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee is a current or former officer of the Company or First Capital Bank. In addition, there are no compensation committee interlocks with other entities with respect to any such member.

Agreements with Executive Officers

The Company has entered into an Employment Agreement dated December 31, 2008 with Mr. John M. Presley. The Employment Agreement provides that Mr. Presley’s employment is terminable at any time by either party, except that the Bank must give Mr. Presley 30 days’ notice if it intends to terminate the agreement without “cause” (as defined therein). The agreement provides for an initial base salary of $200,000 per year, with the Board of Directors having the discretion to pay Mr. Presley additional compensation as a bonus based on the profitability of the Bank, and Mr. Presley’s performance. In the event the Bank terminates Mr. Presley’s employment without “cause”, the Bank must pay to Mr. Presley his base salary for a period of six to 12 months, with such period to be determined by the Board of Directors in its reasonable discretion. In addition, in the event Mr. Presley’s employment is terminated within nine months following a “change of control” (as defined in the agreement), Mr. Presley is entitled to receive his base salary for a period of 18 months following such termination. The agreement also prohibits Mr. Presley from competing with the Company under certain circumstances and for various periods of time following the termination of his employment, depending on when such termination occurs and the basis for such termination. Mr. Presley’s current annual salary under the agreement is $285,000.

The Company has entered into an Executive Endorsement Split Dollar Agreement, (the “Presley Split Dollar Agreement”) with Mr. Presley. Under the terms of the Presley Split Dollar Agreement, the Company shall acquire, own and hold one or more life insurance policies on the life of Mr. Presley. The Company shall be responsible for paying any and all premiums due and payable under such life insurance policies. Upon Presley’s death, his designated beneficiaries shall be entitled to receive death proceeds from the policies totaling $2,160,000. The Company shall be entitled to the remainder of the death proceeds under such policies.

The Company has entered into an Amended and Restated Employment Agreement dated December 31, 2008 with Mr. Watts. The Employment Agreement provides that Mr. Watts’ employment is terminable at any time by either party, except that the Company must give Mr. Watts 30 days’ notice if it intends to terminate the agreement without “cause” (as defined therein). The agreement provides for an initial base salary of $200,000 per year, with the Board of Directors having the discretion to pay Mr. Watts additional compensation as a bonus based on the profitability of the Company, and Mr. Watts’ performance. In the event the Company terminates Mr. Watts’ employment without “cause”, the Company must pay to Mr. Watts his base salary for a period of six to 12 months, with such period to be determined by the Board of Directors in its reasonable discretion. In addition, in the event Mr. Watts’ employment is terminated within nine months following a “change of control” (as defined in the agreement), Mr. Watts is entitled to receive his base salary for a period of 18 months following such termination. The agreement also prohibits Mr. Watts from competing with the Bank under certain circumstances and for various periods of time following the termination of his employment, depending on when such termination occurs and the basis for such termination. Mr. Watts’ current annual salary under the agreement is $205,000.

The Company has entered into an Executive Endorsement Split Dollar Agreement, (the “Watts Split Dollar Agreement”) with Mr. Watts. Under the terms of the Watts Split Dollar Agreement, the Company shall acquire, own and hold one or more life insurance policies on the life of Mr. Watts. Upon Mr. Watts’ death, his designated beneficiaries shall be entitled to receive death proceeds from the policies totaling $1,556,010. The Company shall be entitled to the remainder of the death proceeds under such policies.

The Company has entered into a Supplemental Executive Retirement Plan Agreement (the “SERP”) dated February 1, 2011, with Mr. Armstrong. The SERP provides an unfunded, nonqualified, supplemental retirement benefit to Mr. Armstrong in the amount of $250,000. The benefits payable to Mr. Armstrong under the SERP vest at age 60, provided Mr. Armstrong is still employed by the Company at that time. If Mr. Armstrong dies, or if his employment is terminated by the Company without cause, the benefits payable under the SERP will automatically vest and be payable to Mr. Armstrong. The Company has also entered into a Split Dollar Life Insurance Agreement dated February 1, 2011 with Mr. Armstrong (the “Split Dollar Agreement”). The Company is responsible for all premiums due under the Split Dollar Agreement.

In connection with the Company’s participation in the Treasury’s TARP program, Messrs. Presley, Watts and Armstrong entered into letter agreements under which FCB is prohibited from paying to them any “golden parachute payment” which is defined as any payment upon departure from employment for any reason, except for payments for services performed or benefits accrued. Such restrictions will be applicable so long as the Company is participating in the TARP program.

Stock Option Plans

2000 Stock Option Plan

On March 15, 2000 the Board of Directors of First Capital Bank (the “Bank”) adopted the First Capital Bank 2000 Stock Option Plan (the “Plan”), which was approved by the shareholders of the Bank at the annual meeting of shareholders held on May 24, 2000. The Plan originally made available up to 77,000 shares of common stock for the granting of stock options to employees, directors, consultants and other persons who have provided services to the Bank in the form of incentive stock options (employees only) and non-qualified stock options (collectively, “Options”). With each subsequent capital raise to support the Company’s growth, the Plan has been amended. On March 19, 2003, the Board of Directors of the Bank approved an amendment to the Plan increasing the number of shares reserved for issuance upon exercise of options to be granted under the Plan by 52,170 shares. The amendment was approved by the shareholders of FCB at the annual meeting held on May 22, 2003, as a result of which the Plan made up to 129,170 shares available for issuance upon the exercise of options granted under the Plan. On February 16, 2005, the Board of Directors of the Bank approved an additional amendment to the Plan increasing the number of shares reserved for issuance upon exercise of options to be granted under the Plan by 26,486 shares. The amendment was approved by the shareholders of the Bank at the annual meeting held on May 18, 2005, as a result of which the Plan made up to 233,489 shares available for issuance upon the exercise of options granted under the Plan (after adjustment for the 3 for 2 stock that was effective December 28, 2005).

The Plan was adopted and approved as the FCB 2000 Stock Option Plan in connection with the consummation of the Share Exchange on September 8, 2006. In connection therewith, any and all options thereunder were automatically converted into options to acquire shares of stock in FCB. On February 21, 2007, the Board of Directors of FCB approved an additional amendment to the Plan increasing the number of shares reserved for issuance upon exercise of options to be granted under the Plan by 105,000 shares. The amendment was approved by the shareholders of FCB at the annual meeting held on August 15, 2007, as a result of which the Plan now makes up to 338,489 shares available for issuance upon the exercise of options granted under the Plan.

The Plan terminated in accordance with its terms on the tenth (10th) anniversary of the date of the adoption of the Plan by the Board. Accordingly, no further awards or grants may be made under the Plan.

2010 Stock Incentive Plan

On March 17, 2010, the Company’s Board of Directors adopted the First Capital Bancorp, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), which was approved by the shareholders of the Company at the annual meeting of shareholders held on May 19, 2010. The 2010 Plan makes available up to 150,000 shares of the Company’s common stock for issuance upon the grant or exercise of restricted stock, stock options or other equity-based awards as permitted under the 2010 Plan. Each employee and director of the Company and its affiliates may participate in the 2010 Plan.

Unless sooner terminated, the 2010 Plan will terminate on May 19, 2020.

The 2010 Plan is administered by the Board of Directors, or a Committee thereof, which has the power to determine the persons to whom Options are to be granted. In administering the 2010 Plan, the

Board of Directors or the Committee, as applicable, has the authority to determine the terms and conditions upon which Options may be made and exercised, to construe and interpret the 2010 Plan and to make all determinations and actions with respect to the 2010 Plan. Pursuant to the provisions of the 2010 Plan, the exercise price of incentive stock options awarded in the future shall not be less than the fair market value of FCB’s Common Stock on the date the Option is granted. The exercise price of all other options awarded in the future will not be less than 85% of the fair market value of the stock on the date the option is granted. Furthermore, all Options may be subject to various vesting requirements that must first be satisfied in order for the Options to be exercisable. All Options to be granted to the executive officers and directors of FCB will be granted in accordance with Rule 16b-3 under the Exchange Act.

Option Grants

The following table sets forth information concerning individual grants of stock options made during the last fiscal year to the persons named in the Summary Compensation Table, which were approved by the Board of Directors of FCB.

Name	No. of Options Granted	Date of Grant	Exercise Price	Expiration Date
Robert G. Watts, Jr.	10,000	2/28/2011	$3.94	2/28/2011
Gary L. Armstrong	8,500	2/28/2011	$3.94	2/28/2011

Year End Option Values

The following table sets forth information concerning the total number of securities underlying unexercised options held at the end of the fiscal year by the persons named in the Summary Compensation Table.

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End (1)		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Exercisable	Unexercisable	Price	Date
John M. Presley	12,500	—	—	—	$4.50	12/3/2019
	20,000	—	—	—	$9.05	10/20/2018

Robert G. Watts, Jr.	3,334	6,666	—	—	$3.94	2/28/2021
	2,500	—	—	—	$12.00	1/16/2018
	2,275	—	—	—	$17.50	1/27/2017
	15,000	—	—	—	$10.00	12/17/2013
	225	—	—	—	$7.33	3/19/2013
	2,250	—	—	—	$7.00	12/11/2012

Gary L. Armstrong	2,833	5,667	—	—	$3.94	2/28/2021
	3,333	1,667	—	—	$4.60	11/30/2019

(1)	The value of the in-the-money options at fiscal year-end was calculated by determining the difference between the price of a share of common stock and the exercise price of the options.

DIRECTORS’ COMPENSATION

For the year ended December 31, 2011, each non-employee member of our Board of Directors (other than the Chairman and Vice Chairman) received $1,000.00, for each Board meeting he or she attended, and $250 for each committee meeting he or she attended. The Chairman and Vice Chairman received $1,500 for each Board meeting attended.

In 2011, non-employee directors received $134,750 in the aggregate as compensation for their services as directors.

The following table sets forth a summary of certain information concerning the compensation paid by us to our directors, other than Robert G. Watts, Jr. and John M. Presley, during 2011. Information regarding the compensation paid to Mr. Watts and Mr. Presley is set forth above.

Name	Fees Earned or Paid in Cash	Total
Gerald Blake	$19,750	$19,750
Grant S. Grayson	$27,250	$27,250
Yancey S. Jones	$15,500	$15,500
Debra L. Richardson	$14,000	$14,000
Joseph C. Stiles, Jr.	$15,000	$15,000
Richard W. Wright	$27,250	$27,250
Gerald Yospin	$16,000	$16,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the shares of the Company’s Common Stock beneficially owned by (i) each director or nominee for director, (ii) each executive officer of the Company named in the Summary Compensation Table, and (iii) all directors and executive officers of FCB as a group, as of March 27, 2012. As of March 27, 2012, based on information available to the Company, no person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) beneficially owned 5% or more of the Company’s Common Stock, except as set forth below. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of a director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

Name	Number of Shares (1)	Percent of Class (%)
Gerald Blake	47,287	1.6
Grant S. Grayson	47,788	1.6
Gary A. Armstrong	17,667	(2)
Yancey S. Jones	53,250	1.8
John M. Presley	54,932	1.8
Debra L. Richardson	24,900	(2)
Joseph C. Stiles, Jr.	44,797	1.5
Robert G. Watts, Jr.	39,633	1.3
Richard W. Wright	152,375	5.1
Gerald Yospin	39,412	1.3

Current directors and executive officers as a group (14 persons)	579,136	18.2%

(1)

Amounts reflect shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 1, 2012, as follows: Mr. Blake 14,725 shares; Mr. Grayson 22,725 shares; Mr. Armstrong 6,167 shares; Mr. Jones 11,725 shares; Ms. Richardson 10,750 shares; Mr. Stiles 14,725 shares; Mr. Watts 25,583 shares; Mr. Wright 20,225 shares; Mr. Yospin 14,725 shares; Mr. Presley 32,500 shares.

(2)	Ownership interest less than 1%.

Change in Control. Management of First Capital Bancorp, Inc. knows of no arrangements, including any pledge by any person of securities of the First Capital Bancorp, Inc., the operation of which may at a subsequent date result in a change in control of First Capital Bancorp, Inc., except that in connection with the rights offering described in Note 20 (Other Events) in the financial statements included in this Report on Form 10-K, the Standby Purchaser in such rights offering may own up to 45% of the outstanding common stock of the Company following the completion of the rights offering.

The following table presents Securities Authorized for Issuance Under Equity Compensation Plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	347,600	$8.04	29,500
Equity compensation plans not approved by security holders	—	—	—

Total	347,600	$8.04	29,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no legal proceedings to which any director, executive officer or stockholder, or any affiliate thereof, is a party that would be material and adverse to the Company. To the best of the Company’s knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) bankruptcy petition filed by or against any property or business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any involvement in any type of business, securities or banking activities; or (4) being found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

During fiscal 2011, the Company or the Bank extended credit to certain of its directors. All such loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company, and did not involve more than the normal risk of collectibility or present other unfavorable features. The Company is prohibited from making loans, with the exception of residential mortgages and educational loans, to executive officers in excess of certain dollar limits fixed by federal banking laws. The balance of loans to Company directors and executive officers totaled $9.4 million at December 31, 2011, or 23.0% of the Company’s equity as of such date.

There are no existing or proposed transactions between the Company and its directors outside of those contemplated in the ordinary course of its banking business. In accordance with the foregoing, the Company currently employs the law firm of LeClairRyan, A Professional Corporation, with which Grant S. Grayson, the Chairman of the Board of Directors of the Company, is affiliated, as counsel to the Company. In addition, the Company purchases office supplies, furniture and equipment from the Supply Room Companies/Mega Office Furniture, with which Yancey Jones, a Director, is affiliated and purchased a replacement vehicle as the corporate runner from Luck Chevrolet, Inc. with which Joseph Stiles is the owner and President.

The Company is leasing office space from Ron Voli, an officer of the Company for its mortgage operation.

Independence. Except for Mr. Watts and Mr. Presley, all of the Company’s directors are “independent” as defined by the listing standards of NASDAQ. However, based on his affiliation with LeClairRyan, Mr. Grayson is not "independent" for the purpose of serving on the Audit Committee of the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the professional fees paid to Cherry Bekaert & Holland, L.L.P by the Company for professional services rendered for the calendar years 2011 and 2010:

	2011	2010
Audit Fees (1)	$98,350	$80,000
Tax Fees (2)	$16,870	$15,700

Total Fees	$115,220	$95,700

(1)

These are fees paid for professional services rendered for the audit of the Company’s annual financial statements, for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and amounts related to the S-1 filing.

(2)	These are fees paid on professional services rendered for the preparation of the Company’s tax return and tax compliance services.

Financial Information Systems Design and Implementation Fees and All Other Fees

No fees for professional services were billed to the Company by Cherry, Bekaert & Holland during the fiscal year ended December 31, 2011, except for the fees described above. The Audit Committee pre-approved the audit, transaction fees and tax services.

PART IV

ITEM 15.  EXHIBITS.

The following exhibits are filed as part of this Form 10-K

No.	Description

2.1	Agreement and Plan of Reorganization dated as of September 5, 2006, by and between First Capital Bancorp, Inc. and First Capital Bank (incorporated by reference to Exhibit 2.1 of Form 8-K 12 g-3 filed on September 12, 2006).

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed on November 13, 2006).

3.2	Amended and Restated bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 22, 2007).

3.4	Articles of Amendment to the Company’s Articles of Incorporation, increasing the number of authorized shares of Common Stock to 30,000,000 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on June 3,2010).

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 6, 2009).

4.1	Specimen Common Stock Certificate of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Form SB-2 filed on March 16, 2007.

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009).

4.3	Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 of Form 8-K filed on April 6, 2009).

10.1	2000 Stock Option Plan (formerly First Capital Bank 2000 Stock Option Plan) (incorporated by reference to Exhibit 10.1 to Amendment No.1 to Form SB-2 filed on April 26, 2007). *

10.2	Amended and Restated Employment Agreement dated December 31, 2008, between First Capital Bank and Robert G. Watts, Jr. (incorporated by reference to Exhibit 10.2 of Form 10-K filed on March 31, 2009).*

10.3	Amended and Restated Change in Control Agreement dated September 15, 2006, between First Capital Bank and William W. Ranson (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Form SB-2 filed on April 26, 2007).*

10.4	Employment Agreement dated December 31, 2008, between First Capital Bancorp. Inc. and John M. Presley (incorporated by reference to Exhibit 10.4 of Form 10-K filed on March 31, 2009).*

10.5	Change in Control Agreement dated April 14, 2009, between First Capital Bank and K. Bradley Hildebrandt (incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 16, 2009).*

10.6	Form of Change in Control Agreement dated April 1, 2009, between First Capital Bank and each of William D. Bein, Ralph Ward, Jr., James E. Sedlar and Barry P. Almond (incorporated by reference to Exhibit 10.6 of Form 10-Q filed on August 14, 2009). *

10.7	Letter Agreement, dated as of April 3, 2009, by and between First Capital Bancorp, Inc., and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 in Form 8-K filed on April 6, 2009).

10.8	Side Letter Agreement dated April 3, 2009, by and between First Capital Bancorp, Inc. and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 6, 2009).

10.9	Form of Waiver (incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 6, 2009).

10.10	Form of Waiver (incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 6, 2009).

10.11	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Form S-8 filed on September 3, 2010).

10.12	Split Dollar Life Insurance Agreement dated as of February 1, 2011, by and between First Capital Bancorp, Inc. and Gary A. Armstrong (incorporated by reference to Exhibit 10.12 of Form 10-K filed on March 31, 2011)*

10.13	Supplemental Executive Retirement Plan Agreement dated as of February 1, 2011, by and between First Capital Bancorp, Inc. and Gary L. Armstrong (incorporated by reference to Exhibit 10.13 of Form 10-K filed on March 31, 2011)*

10.14	Executive Split Dollar Agreement dated as of May 12, 2011, by and between First Capital Bancorp, Inc. and John M. Presley (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 13, 2011)*

10.15	Executive Split Dollar Agreement dated as of May 12, 2011, by and between First Capital Bancorp, Inc. and Robert G. Watts, Jr. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 13, 2011)*

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Form SB-2 filed on March 16, 2007).

23.1	Consent of Cherry, Bekaert & Holland, L.L.P., independent registered public accounting firm.

24	Power of Attorney (included on signature page).

31.1	Certification of John M. Presley, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2012.

31.2	Certification of William W. Ranson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2012.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

99.3	Certification of John M. Presley Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.4	Certification of William W. Ranson Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

101	The following materials from the Company’s 10-K Report for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.(1)

(1)	Furnished, not filed
*	Management contract or compensation plan or arrangement.

Exhibits to Form 10-K; Financial Information

A copy of any of the exhibits to this Report on Form 10-K and copies of any published annual or quarterly reports will be furnished without charge to the stockholders as of the record date, upon written request to William W. Ranson, Executive Vice President & Chief Financial Officer, 4222 Cox Road, Glen Allen, Virginia 23060.

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

FIRST CAPITAL BANCORP, INC.

Date: March 30, 2012	By:	/s/ John M. Presley
John M. Presley.
Managing Director and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Date: March 30, 2012	/s/ John M. Presley
John M. Presley.
Managing Director and Chief Executive Officer and Director

Date: March 30, 2012	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President and Director

Date: March 30, 2012	/s/ William W. Ranson
William W. Ranson
Executive Vice President and CFO
(Principal Accounting and
Financial Officer)

Date: March 30, 2012	/s/ Gerald Blake
Gerald Blake, Director

Date: March 30, 2012	/s/ Grant S. Grayson
Grant S. Grayson, Director

Date: March 30, 2012	/s/ Yancey S. Jones
Yancey S. Jones, Director

Date: March 30, 2012	/s/ Joseph C. Stiles, Jr.
Joseph C. Stiles, Jr., Director

Date: March 30, 2012	/s/ Richard W. Wright
Richard W. Wright, Director

Date: March 30, 2012	/s/ Gerald H. Yospin
Gerald H. Yospin, Director

Date: March 30, 2012	/s/ Debra L. Richardson
Debra L. Richardson, Director

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements

For the Years Ended

December 31, 2011 and 2010

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First Capital Bancorp, Inc. and Subsidiary

Richmond, Virginia

We have audited the accompanying consolidated statements of financial condition of First Capital Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Cherry, Bekaert & Holland, L.L.P

Richmond, Virginia

March 30, 2012

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

Years Ended December 31, 2011 and 2010

	December 31,
	2011	2010
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$9,187	$6,210
Interest-bearing deposits in other banks	41,172	26,157
Investment securities:
Available for sale, at fair value	84,035	86,787
Held to maturity, at cost	2,884	2,389
Restricted, at cost	4,597	4,669
Loans held for sale	1,366	—
Loans, net of allowance for losses of $9,271 in 2011 and $11,036 in 2010	360,969	386,209
Other real estate owned	7,646	2,615
Premises and equipment, net	11,273	11,400
Accrued interest receivable	1,689	2,062
Bank owned life insurance	8,917	448
Deferred tax asset	3,822	3,530
Prepaid FDIC premiums	1,482	2,206
Other assets	2,651	1,343

Total assets	$541,690	$536,025

LIABILITIES
Deposits
Noninterest-bearing	$46,426	$40,379
Interest-bearing	393,773	386,491

Total deposits	440,199	426,870

Securities sold under repurchase agreements	1,608	1,077
Subordinated debt	7,155	7,155
Federal Home Loan Bank advances	50,000	55,000
Accrued expenses and other liabilities	2,045	2,248

Total liabilities	501,007	492,350

STOCKHOLDERS’ EQUITY
Preferred stock, $4.00 par value, $1,000 liquidation preference, 2,000,000 authorized shares, 10,958 issued and outstanding	44	44
Common stock, $4.00 par value, 30,000,000 authorized shares, 2,971,171 issued and outstanding	11,885	11,885
Additional paid-in capital	29,695	29,739
Retained (deficit) earnings	(1,942)	1,643
Warrants	661	661
Discount on preferred stock	(303)	(434)
Accumulated other comprehensive income, net of tax	643	137

Total stockholders’ equity	40,683	43,675

Total liabilities and stockholders’ equity	$541,690	$536,025

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Years Ended December 31, 2011 and 2010

	December 31,
	2011	2010
	(Dollars in thousands, except per share data)
Interest and dividend income
Loans	$21,511	$23,309
Investments:
Taxable interest income	2,090	2,445
Tax exempt interest income	554	538
Dividends	113	93
Interest bearing deposits	59	45

Total interest income	24,327	26,430

Interest expense
Deposits	6,592	8,141
FHLB advances	1,641	1,840
Subordinated debt and other borrowings	146	236

Total interest expense	8,379	10,217

Net interest income	15,948	16,213
Provision for loan losses	9,441	8,221

Net interest income after provision for loan losses	6,507	7,992

Noninterest income
Fees on deposits	323	277
Gain on sale of securities	1,079	281
Other	678	492

Total noninterest income	2,080	1,050

Noninterest expenses
Salaries and employee benefits	6,398	5,777
Occupancy expense	806	718
Data processing	778	736
Professional services	676	683
Advertising and marketing	273	177
FDIC assessment	758	1,000
Virginia franchise tax	474	492
Write-down and losses on OREO	747	674
Depreciation	603	490
Other	2,036	1,803

Total noninterest expense	13,549	12,550

Net loss before provision for income taxes	(4,962)	(3,508)
Income tax benefit	(1,886)	(1,336)

Net loss	(3,076)	(2,172)

Effective dividend on preferred stock	679	678
Net loss allocable to common stockholders	$(3,755)	$(2,850)

Basic and diluted loss per common share	$(1.26)	$(0.96)

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years Ended December 31, 2011 and 2010

(Dollars in thousands)

							Accumu-
						Discount	lated Other
			Additional			on	Compre-
	Preferred	Common	Paid-in	Retained		Preferred	hensive
	Stock	Stock	Capital	Earnings	Warrants	Stock	Income	Total
Balance December 31, 2009	$44	$11,885	$29,696	$4,494	$661	$(565)	$244	$46,459
Net loss	—	—	—	(2,172)	—	—	—	(2,172)
Other comprehensive loss
Unrealized holding loss arising during period, (net of tax, $55)	—	—	—	—	—	—	(107)	(107)

Total comprehensive loss								(2,279)

Preferred stock dividend	—	—	—	(548)	—	—	—	(548)
Accretion of discount on preferred stock	—	—	—	(131)	—	131	—	—
Stock based compensation	—	—	43	—	—	—	—	43

Balance December 31, 2010	$44	$11,885	$29,739	$1,643	$661	$(434)	$137	$43,675

Net loss	—	—	—	(3,076)	—	—	—	(3,076)
Other comprehensive income
Unrealized holding gain arising during period, (net of tax, $261)	—	—	—	—	—	—	506	506

Total comprehensive loss								(2,570)

Preferred stock dividend	—	—	(137)	(411)	—	—	—	(548)
Accretion of discount on preferred stock	—	—	(33)	(98)	—	131	—	—
Stock based compensation	—	—	126	—	—	—	—	126

Balance December 31, 2011	$44	$11,885	$29,695	$(1,942)	$661	$(303)	$643	$40,683

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2011 and 2010

	2011	2010
	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(3,076)	$(2,172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	9,441	8,221
Depreciation of premises and equipment	603	490
Net amortization of bond premiums/discounts	856	675
Stock based compensation expense	126	43
Deferred income taxes	(553)	(2,040)
Gain on sale of securities	(1,079)	(281)
Gain on loans sold	(29)	—
Loss on sale and write-down of other real estate owned	747	714
Increase in cash surrender value of bank owned life insurance	(220)	(14)
Proceeds from sale of loans held for sale	3,273	—
Origination of loans held for sale	(4,610)	—
(Increase) decrease in other assets	(584)	1,096
Decrease in accrued interest receivable	373	231
Decrease in accrued expenses and other liabilities	(203)	(1,165)

Net cash provided by operating activities	5,065	5,798

Cash flows from investing activities
Proceeds from maturities and calls of securities	6,500	16,450
Proceeds from paydowns of securities available-for-sale	11,416	13,560
Purchase of securities available-for-sale	(50,663)	(50,859)
Proceeds from sale of securities available-for-sale	35,994	9,690
Proceeds from sale of other real estate owned	2,253	1,328
Improvements in other real estate owned	(108)	(23)
Purchase bank owned life insurance	(8,249)	(434)
Purchase of FHLB Stock	(9)	(243)
Purchase of Federal Reserve Stock	(2)	(268)
Redemption of FHLB Stock	83	—
Purchases of premises and equipment	(476)	(4,772)
Net decrease in loans	7,876	1,444

Net cash provided by (used in) investing activities	4,615	(14,127)

Cash flows from financing activities
Net increase in deposits	13,329	4,735
(Repayments) advances from FHLB	(5,000)	5,000
Dividends on preferred stock	(548)	(548)
Net increase (decrease) in repurchase agreements	531	(158)

Net cash provided by financing activities	8,312	9,029

Net increase in cash and cash equivalents	17,992	700
Cash and cash equivalents, beginning of period	32,367	31,667

Cash and cash equivalents, end of period	$50,359	$32,367

Supplemental disclosure of cash flow information
Interest paid during the period	$6,375	$10,263

Taxes paid during the period	$611	$825

Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$7,923	$1,246

Unrealized gain on securities available for sale	$767	$162

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

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

The Company conducts all of its business activities through the branch offices of its wholly owned subsidiary bank, First Capital Bank. First Capital Bank created RE1, LLC, and RE2, LLC, wholly owned Virginia limited liability companies in 2008 and 2011 respectively, for the sole purpose of taking title to property acquired in lieu of foreclosure. RE1, LLC and RE2, LLC have been consolidated with First Capital Bank. The Company exists primarily for the purpose of holding the stock of its subsidiary, the Bank, and such other subsidiaries as it may acquire or establish.

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

Years Ended December 31, 2011 and 2010

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

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb known and expected loan losses currently inherent in the loan portfolio. Management's assessment of the adequacy of the allowance is based upon type and volume of the loan portfolio, existing and anticipated economic conditions, and other factors which deserve current recognition in estimating loan losses. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Management's assessment of the adequacy of the allowance is subject to evaluation and adjustment by the Bank's regulators.

A loan is defined as impaired when, based on current information and events, it is probable that the creditor will be unable to collect all amounts of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured either by discounting the expected future cash flows at the loan’s effective interest rate, based on the net realizable value of the collateral or based upon an observable market price where applicable. Charges on impaired loans are recognized as a component of the allowance for loans losses.

Loans Held for Sale – Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income.

Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. We typically release the mortgage servicing rights when the loans are sold.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

We account for the transfer of financial assets in accordance with authoritative accounting guidance which is based on consistent application of a financial-components approach that recognizes the financial and servicing assets we control and the liabilities we have incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The guidance provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings.

As is customary in such sales, we provide indemnifications to the buyers under certain circumstances. These indemnifications may include our repurchase of loans. No repurchases and losses during the last two years have been experienced; accordingly, no provision is made for losses at the time of sale.

We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Time elapsing between issuance of a loan commitment and closing and sale of the loan generally ranges from 5 to 20 days. We protect ourselves from changes in interest rates through the use of best efforts forward delivery contracts, whereby we commit to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, we are not exposed to losses nor will we realize significant gains related to our rate lock commitments due to changes in interest rates.

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Due to high correlation between rate lock commitments and best efforts contracts, no significant gains or losses have occurred on the rate lock commitments for the years ended December 31, 2011 and 2010.

Other real estate owned – Other real estate owned is comprised of real estate properties acquired in partial or total satisfaction of problem loans. The properties are recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis for the asset. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the properties are carried at the lower of carrying amount or fair value less cost to sell. Subsequent write-downs that may be required to the carrying value of these properties are charged to current operations. Gains and losses realized from the sale of other real estate owned are included in current operations.

Bank premises and equipment – Company premises and equipment are stated at cost, less accumulated depreciation. Depreciation of Company premises and equipment is computed on the straight-line method over estimated useful lives of 10 to 39 years for premises and 5 to 10 years for equipment, furniture and fixtures. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are netted against the proceeds and any resulting gain or loss is included in the determination of income.

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

Bank-owned life insurance – During 2011 and 2010, the Bank purchased life insurance on key employees in the face amount of $21.4 million and $1.3 million respectively. The policies are recorded at their cash surrender value and reported in other assets on the balance sheet. The cash surrender value at December 31, 2011 and 2010 was $8.9 million and $448 thousand respectively. Income generated from these policies is recorded as noninterest income.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

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

Advertising costs – Advertising costs are expensed in the period they are incurred and amounted to $273 thousand and $177 thousand for December 31, 2011 and 2010, respectively.

Stock Based Compensation – Effective January 1, 2006, the Company adopted ASC 718 (formerly SFAS No. 123R) Stock Compensation. This statement requires the costs resulting from all share-based payments to employees, including grants of employee stock options, be recognized as compensation in the financial statements.

Earnings (loss) Per Common Share – Earnings (loss) per common share represents net income allocable to stockholders, which represents net income (loss) less dividends paid or payable to preferred stock shareholders, divided by the weighted-average number of common shares outstanding during the period. For diluted earnings per common share, net income allocable to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options and restricted stock, as well as any adjustment to income that would result from the assumed issuance. The effects of restricted stock and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Potential common shares that may be issued relate solely to outstanding stock options and restricted stock and are determined using the treasury stock method.

Recently Issued Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The Update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 is effective for the Company’s reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The Update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The Update also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied prospectively. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The Update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted and there are no required transition disclosures. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers indefinitely the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. The Company is currently in the process of evaluating the Updates but does not expect either will have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. With the Update, a company testing goodwill for impairment now has the option of performing a qualitative assessment before calculating the fair value of the reporting unit (the first step of goodwill impairment test). If, on the basis of qualitative factors, the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. Additionally, new examples of events and circumstances that an entity should consider in performing its qualitative assessment about whether to proceed to the first step of the goodwill impairment have been made to the guidance and replace the previous guidance for triggering events for interim impairment assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

Note 2 – Restrictions of cash

To comply with Federal Reserve regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $1.4 million for the week including December 31, 2011 and $352 thousand for the week including December 31, 2010.

Note 3 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities are as follows:

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

	00000000	00000000	00000000	00000000
	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$1,998	$7	$4	$2,001
Mortgage-backed securities	15,484	424	—	15,908
Corporate bonds	15,472	3	781	14,694
CMO securities	37,803	919	—	38,722
State and political subdivisions—taxable	6,490	256	23	6,723
State and political subdivisions—tax exempt	4,203	131	—	4,334
SBA—Guarantee portion	1,610	43	—	1,653

	$83,060	$1,783	$808	$84,035

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$6,533	$48	$—	$6,581
Mortgage-backed securities	14,834	347	159	15,022
Corporate bonds	6,412	21	31	6,402
CMO securities	30,587	568	111	31,044
State and political subdivisions—taxable	12,319	106	419	12,006
State and political subdivisions—tax exempt	12,150	88	246	11,992
SBA—Guarantee portion	3,743	12	15	3,740

	$86,578	$1,190	$981	$86,787

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,884	$237	$5	$3,116

	$2,884	$237	$5	$3,116

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,389	$54	$81	$2,362

	$2,389	$54	$81	$2,362

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

The amortized cost, weighted average yield and estimated fair value of debt securities at December 31, 2011, by contractual maturity, were as follows:

	Amortized Cost	Weighted Average Tax Equivalent Yield	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$—	0.00%	$—
Due after one year through five years	15,518	2.33%	14,978
Due after five through ten years	16,080	3.32%	16,313
Due after ten years	51,462	3.00%	52,744

Total	83,060	2.94%	84,035

Held-to-maturity

Due after ten years	2,884	7.12%	3,116

Total	$85,944	3.08%	$87,151

The following table details unrealized losses and related fair values in the Company’s available-for-sale investment securities portfolios. All unrealized losses on investment securities are a result of volatility in the market during 2011 and 2010. At December 31, 2011 there was 15 out of 123 securities with fair values less than amortized cost primarily in municipal securities and corporate bonds. At December 31, 2010 there was 49 out of 131 securities with fair values less than amortized cost primarily in municipal securities and corporate bonds. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses and the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses. This information is aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2011 and 2010:

	00000000	00000000	00000000	00000000	00000000	00000000
	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Assets:
U.S. Government agencies	$996	$4	$—	$—	$996	$4
Mortgage-backed securities	—	—	—	—	—	—
Corporate bonds	13,220	755	473	26	13,693	781
CMO securities	916	—	—	—	916	—
State & political subdivisions-taxable	1,070	23	—	—	1,070	23
State & political subdivisions-tax exempt	—	—	—	—	—	—
SBA	—	—	—	—	—	—

All securities	$16,202	$782	$473	$26	$16,675	$808

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(Dollars in thousands)
Assets:
Mortgage-backed securities	$6,051	$159	$—	$—	$6,051	$159
Corporate bonds	5,337	31	—	—	5,337	31
CMO securities	6,545	111	—	—	6,545	111
State & political subdivisions-taxable	10,011	419	—	—	10,011	419
State & political subdivisions-tax exempt	8,918	327	—	—	8,918	327
SBA	2,073	15	—	—	2,073	15

All securities	$38,935	$1,062	$—	$—	$38,935	$1,062

Restricted equity securities consist primarily of Federal Home Loan Bank of Atlanta stock in the amount of $3.2 million and $3.3 as of December 31, 2011 and 2010 and Federal Reserve Bank stock in the amount of $1.3 million at both December 31, 2011 and 2010. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of its outstanding capital.

Securities with a market value of approximately $14.5 million and $4.9 million were pledged as collateral at December 31, 2011 and 2010, respectively to secure purchases of federal funds, repurchase agreements, and collateral for customer’s deposits.

Note 4 – Loans

Major classifications of loans are as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Real estate
Residential	$127,541	$118,209
Commercial	142,989	145,399
Residential Construction	9,712	15,852
Other Construction, Land
Development & Other Land	48,637	66,041
Commercial	37,922	48,004
Consumer	3,250	3,693
Total loans	370,051	397,198

Less:
Allowance for loan losses	9,271	11,036
Net deferred (income) costs	189	47

Loans, net	$360,969	$386,209

A summary of risk characteristics by loan portfolio classification follows:

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

Real Estate – Residential – This portfolio primarily consists of investor loans secured by properties in the Bank’s normal lending area. Those investor loans are typically a five year rate adjustment loans. These loans generally have an original loan-to-value (“LTV”) of 80% or less. This category also includes home equity lines of credit (“HELOC”). The HELOCs generally have an adjustable rate tied to prime rate and a term of 10 years. Given the declining value of residential properties over the past several years, these loans possess a higher than average level of risk of loss to the bank. Multifamily residential real estate is moderately seasoned and is generally secured by properties in the Bank’s normal lending area.

Real Estate – Commercial – This portfolio consists of nonresidential improved real estate which includes shopping centers, office buildings, etc. These properties are generally located in the Bank’s normal lending area. Decreased rental income due to the economic slowdown has caused some deterioration in values. As a result, this category of loans has a higher than average level of risk.

Real Estate – Residential Construction – This portfolio has decreased significantly over the past several years as fewer construction loans have been made during the economic downtown. These loans are located in the Bank’s normal lending area.

Real Estate – Other Construction, Land Development and Other Land Loans – This portfolio includes raw undeveloped land and developed residential and commercial. lots held by developers. Given the significant decline in value for both developed and undeveloped land due to reduced demand, this portfolio possesses an increased level of risk compared to other loan portfolios. Continuing deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for customers.

Commercial – These loans include loans to businesses that are not secured by real estate. These loans are typically secured by accounts receivable, inventory, equipment, etc. Commercial loans are typically granted to local businesses that have a strong track record of profitability and performance.

Consumer – Loans in this portfolio are either unsecured or secured by automobiles, marketable securities, etc. They are generally granted to local customers that have a banking relationship with our Bank.

Activity in the allowance for loan losses for the twelve months ended is as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$11,036	$6,600
Provision for loan losses	9,441	8,221
Recoveries	948	31
Charge-offs	(12,154)	(3,816)

Balance, end of year	$9,271	$11,036

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period	2.51%	2.78%

The following table presents activity in the allowance for loan losses by portfolio segment:

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

	Real Estate
	Residential	Commercial	Residential Construction	Other Construction, Land Devel . & Other Land	Commercial	Consumer	Total
			(Dollars in thousands)
Balance, January 1, 2011	$3,431	$760	$494	$4,299	$2,031	$21	$11,036
Provision for loan losses	2,910	828	937	3,744	1,022	—	9,441
Recoveries	105	—	18	816	9	—	948
Charge-offs	(2,766)	(213)	(799)	(6,684)	(1,692)	—	(12,154)

Balance, December 31, 2011	$3,680	$1,375	$650	$2,175	$1,370	$21	$9,271

Balance, January 1, 2010	$2,315	$450	$526	$2,400	$899	$10	$6,600
Provision for loan losses	2,000	611	1,200	2,750	1,649	11	8,221
Recoveries	16	2	—	—	13	—	31
Charge-offs	(900)	(303)	(1,232)	(851)	(530)	—	(3,816)

Balance, December 31, 2010	$3,431	$760	$494	$4,299	$2,031	$21	$11,036

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

The following table presents the aging of unpaid principal in loans as of December 31, 2011 and 2010:

	December 31, 2011
	30 - 89 Days Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
			(Dollars in thousands)
Real estate
Residential	$1,334	$—	$6,410	$119,797	$127,541
Commercial	132	—	2,909	139,948	142,989
Residential Construction	250	—	748	8,714	9,712
Other Construction, Land Development & Other Land	—	—	5,803	42,834	48,637
Commercial	470	—	1,114	36,338	37,922
Consumer	90	—	707	2,453	3,250

Total	$2,276	$—	$17,691	$350,084	$370,051

	December 31, 2010
	30 - 89 Days Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
			(Dollars in thousands)
Real estate
Residential	$719	$564	$8,402	$108,524	$118,209
Commercial	—	—	355	145,044	145,399
Residential Construction	492	—	1,366	13,994	15,852
Other Construction, Land Development & Other Land	16	—	6,617	59,408	66,041
Commercial	—	993	5,615	41,396	48,004
Consumer	10	—	—	3,683	3,693

Total	$1,237	$1,557	$22,355	$372,049	$397,198

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

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

The following table provides details of the Company’s loan portfolio internally assigned grade at December 31, 2011 and 2010:

	00000	00000	00000	00000	00000	00000
	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
			(Dollars in thousands)
Real estate
Residential	$112,070	$5,549	$9,922	$—	$—	$127,541
Commercial	127,916	8,064	7,009	—	—	142,989
Residential Construction	1,954	3,582	4,176	—	—	9,712
Other Construction,Land Development & Other Land	19,461	14,551	14,626	—	—	48,638
Commercial	33,083	3,076	1,762	—	—	37,921
Consumer	2,316	137	797	—	—	3,250

Total	$296,800	$34,959	$38,292	$—	$—	$370,051

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
			(Dollars in thousands)
Real estate
Residential	$101,115	$4,962	$12,087	$45	$—	$118,209
Commercial	132,060	12,180	1,159	—	—	145,399
Residential Construction	4,009	6,739	5,104	—	—	15,852
Other Construction, Land Development & Other Land	24,220	21,409	20,412	—	—	66,041
Commercial	36,318	3,884	7,802	—	—	48,004
Consumer	3,415	188	90	—	—	3,693

Total	$301,137	$49,362	$46,654	$45	$—	$397,198

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

Years Ended December 31, 2011 and 2010

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

The loan risk rankings were updated for the quarter ended December 31, 2011 on December 13, 14, and 15. The loan risk rankings were updated for the quarter ended December 31, 2010 on December 14, 15, and 16.

The following table provides details regarding impaired loans by segment and class at December 31, 2011 and December 31, 2010:

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

	December 31, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance:
Real estate
Residential	$4,013	$4,168	$—	$3,312	$3,382	$—
Commercial	291	303	—	—	—	—
Residential Construction	1,772	1,785	—	505	505	—
Other Construction, Land Development & Other Land	4,747	7,519	—	1,942	3,044	—
Commercial	294	300	—	543	545	—
Consumer	707	707	—	—	—	—

Total	$11,824	$14,782	$—	$6,302	$7,476	$—

With an allowance:
Real estate
Residential	$2,580	$3,619	$787	$6,246	$6,266	$1,977
Commercial	2,618	3,336	818	355	367	138
Residential Construction	—	—	—	1,474	1,489	241
Other Construction, Land Development & Other Land	4,659	4,969	1,450	6,091	6,091	1,450
Commercial	821	848	250	5,072	5,088	1,912
Consumer	—	—	—	—	—	—

Total	$10,678	$12,772	$3,305	$19,238	$19,301	$5,718

Total
Real estate
Residential	$6,593	$7,787	$787	$9,558	$9,648	$1,977
Commercial	2,909	3,639	818	355	367	138
Residential Construction	1,772	1,785	—	1,979	1,994	241
Other Construction, Land Development & Other Land	9,406	12,488	1,450	8,033	9,135	1,450
Commercial	1,115	1,148	250	5,615	5,633	1,912
Consumer	707	707	—	—	—	—

Total	$22,502	$27,554	$3,305	$25,540	$26,777	$5,718

The following table provides details of the balance of the allowance for loan losses and the recorded investment in financing receivables by impairment method for each loan portfolio segment:

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

	Real Estate
	Residential	Commercial	Residential Construction	Other Construction, Land Devel . & Other Land	Commercial	Consumer	Total
	(Dollars in thousands)
December 31, 2011
Allowance for loan losses, evaluated
Individually	$787	$818	$—	$1,450	$250	$—	$3,305
Collectively	2,893	557	650	725	1,120	21	5,966

Total ending allowance	$3,680	$1,375	$650	$2,175	$1,370	$21	$9,271

Loans, evaluated
Individually	$6,593	$2,909	$1,772	$9,406	$1,115	$707	$22,502
Collectively	120,948	140,080	7,940	39,231	36,807	2,543	347,549

Total ending loans	$127,541	$142,989	$9,712	$48,637	$37,922	$3,250	$370,051

December 31, 2010
Allowance for loan losses, evaluated
Individually	$1,977	$138	$241	$1,450	$1,912	$—	$5,718
Collectively	1,454	622	253	2,849	119	21	5,318

Total ending allowance	$3,431	$760	$494	$4,299	$2,031	$21	$11,036

Loans, evaluated
Individually	$9,558	$355	$1,979	$8,033	$5,615	$—	$25,540
Collectively	108,651	145,044	13,873	58,008	42,389	3,693	371,658

Total ending loans	$118,209	$145,399	$15,852	$66,041	$48,004	$3,693	$397,198

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

	December 31,
	Interest Income Recognized	Average Recorded Investment
	(Dollars in thousands)
2011
Real estate
Residential	$304	$6,835
Commercial	53	2,988
Residential Construction	74	1,841
Other Construction, Land Development & Other Land	629	9,925
Commercial	64	1,191
Consumer	4	707

Total	$1,128	$23,487

2010
Real estate
Residential	$402	$9,473
Commercial	21	370
Residential Construction	83	2,094
Other Construction, Land Development & Other Land	306	6,880
Commercial	90	5,772
Consumer	—	—

Total	$902	$24,589

Cash payments received on impaired loans are applied on a cash basis with all cash receipts applied first to principal and any payments received in excess of the unpaid principal balance being applied to interest.

Troubled Debt Restructurings

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the period ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption for the Company (September 30, 2011), the Company determined that there were no receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35.

Modification Categories

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

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

As of September 30, 2011 and December 31, 2010, there were no available commitments outstanding for troubled debt restructurings.

The following tables present troubled debt restructurings as of December 31, 2011 and December 31, 2010:

	December 31, 2011
	Total Number of Contracts	Accrual Status	Nonaccrual Status	Total Modifications
	(Dollars in thousands)
Real estate
Residential	11	$183	$4,133	$4,316
Commercial	—	—	—	—
Residential Construction	1	1,025	—	1,025
Other Construction, Land Development & Other Land	4	2,164	641	2,805
Commercial	4	—	185	185
Consumer	—	—	—	—

Total	20	$3,372	$4,959	$8,331

	December 31, 2010
	Total Number of Contracts	Accrual Status	Nonaccrual Status	Total Modifications
	(Dollars in thousands)
Real estate
Residential	11	$490	$4,942	$5,432
Commercial	—	—	—	—
Residential Construction	4	—	1,078	1,078
Other Construction, Land Development & Other Land	—	—	—	—
Commercial	4	—	244	244
Consumer	—	—	—	—

Total	19	$490	$6,264	$6,754

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

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

The following tables present newly restructured loans that occurred during twelve months ended December 31, 2011 and 2010, respectively, of which all loans presented the same outstanding recorded investment both pre-modification and post modification:

	December 31, 2011
	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total
	(Dollars in thousands)
Real estate
Residential	—	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—	—
Residential Construction	1	—	—	—	—	1,025	1,025
Other Construction, Land Development & Other Land	3	—	—	—	—	2,265	2,265
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total	4	$—	$—	$—	$—	$3,290	$3,290

	December 31, 2010
	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total
	(Dollars in thousands)
Real estate
Residential	9	$—	$—	$—	$—	$1,925	$1,925
Commercial	—	—	—	—	—	—	—
Residential Construction	1	—	—	—	—	1,025	1,025
Other Construction, Land Development & Other Land	—	—	—	—	—	—	—
Commercial	4	—	—	—	—	185	185
Consumer	—	—	—	—	—	—	—

Total	14	$—	$—	$—	$—	$3,135	$3,135

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the twelve month periods ended December 31, 2011 and 2010, respectively:

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

	December 31, 2011		December 31, 2010
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Real estate
Residential	7	$1,249	1	$535
Commercial	—	—	—	—
Residential Construction	—	—	—	—
Other Construction, Land Development & Other Land	—	—	—	—
Commercial	3	117	1	124
Consumer	—	—	—	—

Total	10	$1,366	2	$659

Note 5 – Premises and equipment

Major classifications of these assets are summarized as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Land	$4,378	$4,378
Building	5,061	5,061
Furniture and equipment	3,224	2,781
Leasehold improvements	1,757	1,723

	14,420	13,943
Less acculumated depreciation	3,147	2,543

Premises and equipment, net	$11,273	$11,400

Accumulated depreciation and amortization at December 31 was as follows:

	2011	2010
	(Dollars in thousands)
Building	$375	$245
Furniture and equipment	2,008	1,716
Leasehold improvements	764	582

	$3,147	$2,543

Certain Company premises and equipment are leased under various operating leases. Rental expense was $425 thousand and $441 thousand in 2011 and 2010, respectively.

Future minimum payments, by year and in the aggregate for operating leases with initial or remaining terms in excess of one year as of December 31, 2011, dollars in thousands, are as follows:

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

2012	$373
2013	310
2014	299
2015	284
2016	264
Thereafter	811

$2,341

Note 6 – Deposits

Major categories of deposits at December 31, 2011 and 2010 follow:

	2011		2010
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$46,427	0.00%	$40,379	0.00%
Interest-bearing deposits
Money market and NOW accounts	167,575	0.45%	155,904	0.86%
Certificates of deposit
Less than $100,000	82,570	2.16%	91,161	2.48%
Greater than $100,000	143,627	2.32%	139,426	2.77%

	$440,199		$426,870

Time deposits will mature as follows:

2012	$96,919
2013	24,455
2014	46,950
2015	32,911
2016	24,962

$226,197

The aggregate amount of deposits exceeding $250 thousand was $162.2 million and $131.0 million at December 31, 2011 and 2010, respectively.

The Company classifies deposit overdrafts as other consumer loans which totaled $37 thousand at December 31, 2011 and $67 thousand at December 31, 2010.

In the normal course of business, the Company has received deposits from directors and executive officers. At December 31, 2011 and 2010, deposits from directors and executive officers were approximately $3.7 million and $4.4 million. All such deposits were received in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with unrelated persons.

Note 7 – FHLB advances, securities sold under repurchase agreements and federal funds purchased

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

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

Advances from the FHLB at December 31, 2011 and 2010 consist of the following:

September 30, 2011	September 30, 2011	September 30, 2011	September 30, 2011
2011	2010
Advance Amount		Interest Rate	Maturity
(Dollars in thousands)
$—	$5,000	0.79%	9/1/2011
5,000	5,000	2.35%	2/1/2013
5,000	5,000	2.68%	9/23/2013
5,000	5,000	3.03%	9/23/2013
5,000	5,000	3.17%	9/23/2014
5,000	5,000	3.15%	9/23/2014
5,000	5,000	2.60%	2/2/2015
5,000	5,000	3.95%	4/13/2015
5,000	5,000	3.71%	6/24/2015
5,000	5,000	4.27%	1/27/2016
5,000	5,000	2.95%	12/6/2017

$50,000	$55,000

Aggregate annual maturities of FHLB advances (based on final maturity dates) at December 31, 2011 are as follows:

2013	$15,000
2014	10,000
2015	15,000
2016	5,000
2017	5,000

$50,000

During September 2010, the Company restructured $20 million in FHLB advances in which the interest rate was reduced from an average of 4.37% to 3.05% on the $20 million in advances. The maturities were extended by on average, approximately 1 year and ten months.

The Company has a credit line at the FHLB of Atlanta in the amount of approximately $103.8 million which may be utilized for short and/or long term borrowing. Collateral of $73.9 million has been pledged in the form of loans at December 31, 2011.

We also maintain additional sources of liquidity through a variety of borrowing arrangements. The Bank maintains federal funds lines with a large regional money-center banking institution and a local community bankers bank. These available lines currently total approximately $22.5 million, of which there were no outstanding draws at December 31, 2011.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

The Company has outstanding securities sold under repurchase agreements. These agreements are generally corporate cash management accounts for the Company's larger corporate depositors. These agreements are settled on a daily basis and the securities underlying the agreements remain under the Company's control.

The Company uses federal funds purchased for short-term borrowing needs. Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.

	2011	2010
	(Dollars in thousands)
Maximum outstanding during the year
FHLB advances	$55,000	$55,000
Federal funds purchased	—	—
Repurchase agreements	2,650	2,979
Balance outstanding at end of year
FHLB advances	50,000	55,000
Federal funds purchased	—	—
Repurchase agreements	1,608	1,077
Average amount outstanding during the year
FHLB advances	53,329	54,192
Federal funds purchased	—	—
Repurchase agreements	1,331	1,361
Average interest rate during the year
FHLB advances	3.08%	3.39%
Federal funds purchased	—	—
Repurchase agreements	0.48%	0.48%
Average interest rate at end of year
FHLB advances	3.23%	3.01%
Federal funds purchased	—	—
Repurchase agreements	0.40%	0.50%

Note 8 – Subordinated debt

On December 15, 2005, $2.0 million of subordinated debt was issued by the Bank through a pooled underwriting. The securities have a fixed rate for five years, converting to three month LIBOR plus 1.37% effective December 13, 2010, and is payable quarterly. The interest rate at December 31, 2011 was 1.92%. The balance outstanding at December 31, 2011 and 2010 was $2.0 million. The securities may be redeemed at par beginning December 2010 and each quarter after such date until the securities mature on December 31, 2015.

The subordinated debt may be included in Tier 2 capital for regulatory capital adequacy determination purposes up to 50% of Tier 1 capital.

Note 9 – Cumulative Perpetual Preferred Stock

Under the United States Treasury’s Capital Purchase (CCP), the Company issued $11.0 million in Cumulative Perpetual Preferred Stock, Series A, in April 2009. In addition, the Company provided warrants to the Treasury to purchase

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

250,947 shares of the Company’s common stock at an exercise price of $6.55 per share. These warrants are immediately exercisable and expire ten years from the date of issuance. The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are redeemable at the option of the Company subject to regulatory approval.

Based on Black-Scholes options pricing model, the common stock warrants have been assigned a fair value of $2.27 per share or $661 thousand in the aggregate as of April 2009. As a result, $661 thousand has been recorded as the discount on the preferred stock and will be accreted as a reduction in net income available for common shareholders over the next five years at approximately $130 thousand per year. Correspondingly, $10.3 million has been assigned to the preferred stock. Through the discount accretion over the next five years, the preferred stock will be accreted up to the redemption amount of $11.0 million. For purposes of these calculations, the fair value of the common warrants as of April 2009 was estimated using the Black-Scholes option pricing model and the following assumptions:

Risk-free interest rate	2.34%.
Expected life of warrants	5 years
Expected divident yield	0%
Expected volatility	35%

The Company’s computation of expected volatility is based on weekly historical volatility since April 2003. The risk-free interest rate is based on the market yield for five year U.S. Treasury securities as of April 2009.

Note 10 – Trust Preferred Securities

On September 9, 2006, FCRV Statutory Trust I (the “Trust”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 21, 2006, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The Trust issued $155 thousand in common equity to the Company. The equity investment of $155 thousand is included in other assets in the accompanying consolidated balance sheet. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.70%) which adjusts, and is payable quarterly. The interest rate at December 31, 2011 was 2.25%. $5.2 million was outstanding at December 31, 2011 and 2010. The securities may be redeemed at par beginning on September 15, 2011 and each quarter after such date until the securities mature on September 15, 2036. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 11 – Income taxes

Current accounting standards provide a comprehensive model for how we should recognize, measure, present, and disclose uncertain tax positions in our financial statements that we have taken or expect to take on our tax return. The

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

Company does not have any significant uncertain tax positions as defined by accounting standards and therefore there was no effect on our financial position or results of operations as a result of implementing the standard. If they were to arise, interest and penalties associated with unrecognized tax positions will be classified as additional income taxes in the statement of income. Tax returns for all years 2010 and thereafter are subject to possible future examinations by tax authorities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The Company expects that it is more likely than not that it will have the ability to utilize all deferred tax assets and accordingly no valuation adjustment has been recognized in the financial statements as of December 31, 2011 and 2010. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Allowance for Loan Losses	$3,044	$3,623
Stock based compensation	112	88
OREO impairment	385	169
Nonaccrual loans	613	366
Net operating loss carryforward	885	—
Other	36	—

	5,075	4,246

Deferred tax liabilities:
Depreciation	495	250
Unrealized holding gain on available-for-sale securities	332	71
Deferred loan costs	356	324
Prepaids	43	22
Other	27	49

	1,253	716

Net deferred tax asset	$3,822	$3,530

A reconciliation of the federal taxes at statutory rates to the tax provision for the year ended December 31,

2011 and 2010 is as follows:

	2011	2010
	(Dollars in thousands)
Federal statutory rate	$(1,687)	$(1,193)
Tax-exempt interest income	(189)	(166)
Nondeductible expenses	41	16
Stock based compensation	20	—
BOLI cash surrender value	(75)	(5)
Miscellaneous	4	12

Provision for income taxes expense	$(1,886)	$(1,336)

Income tax attributable to income before income tax expense is summarized as follows:

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

	2011	2010
	(Dollars in thousands)
Current federal income tax expense	$(1,333)	$704
Deferred federal income tax expense	(553)	(2,040)

Total	$(1,886)	$(1,336)

Note 12 – Related party transactions

In the normal course of business, the Company has made loans to its officers and directors. Total loans at December 31, 2011 amounted to approximately $9.4 million (excluding $580 thousand in loans to a Director who retired in 2011) of which approximately $2.2 million represents unused lines of credit. Total loans to these persons at December 31, 2010 amounted to $11.0 million of which $1.6 million represented unused lines of credit. During 2011, new loans to officers and directors amounted to $653 thousand and repayments amounted to $2.3 million. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations.

During the years ended December 31, 2011 and 2010, the Company utilized the services of a law firm for advice on various legal matters. The Chairman of the Board of Directors is also a principal in this law firm. The law firm was approved to provide various legal services to the Company at a cost of $354 thousand and $347 thousand for the years ended December 31, 2011 and 2010, respectively.

The Company also utilized services of other businesses to acquire furniture and office supplies and the purchase of a replacement vehicle. Several Board members are involved with the daily activity of these businesses. Total purchases for the years ended December 31, 2011 and 2010 were $46 thousand and $62 thousand, respectively.

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

As of December 31, 2011 the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s actual capital amounts and ratios are also presented in the table.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011
Total capital to risk weighted assets
Consolidated	$51,321	13.17%	$31,179	8.00%	$38,974	10.00%
First Capital Bank	$50,526	12.97%	$31,165	8.00%	$38,956	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$45,195	11.60%	$15,589	4.00%	$23,384	6.00%
First Capital Bank	$44,402	11.40%	$15,583	4.00%	$23,374	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$45,195	8.37%	$21,591	4.00%	$26,989	5.00%
First Capital Bank	$44,402	8.23%	$21,588	4.00%	$26,985	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010
Total capital to risk weighted assets
Consolidated	$55,422	13.74%	$32,375	8.00%	$40,469	10.00%
First Capital Bank	$53,869	13.38%	$32,240	8.00%	$40,300	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$48,693	12.08%	$16,188	4.00%	$24,282	6.00%
First Capital Bank	$47,161	11.71%	$16,120	4.00%	$24,180	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$48,693	9.04%	$21,548	4.00%	$26,935	5.00%
First Capital Bank	$47,161	8.76%	$21,535	4.00%	$26,918	5.00%

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

	2011	2010
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Unused commercial lines of credit	$39,535	$39,737
Unused consumer lines of credit	12,501	12,162
Standby and Performance Letters of Credit	5,879	6,796
Loan commitments	14,092	2,191

	$72,007	$60,886

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unused lines of credit is represented by the contractual notional amount of those instruments.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include personal property, commercial property, residential property, land, and accounts receivable.

Note 15 – Concentration of credit risk

The Company has a diversified loan portfolio consisting of commercial, real estate and consumer (installment) loans. Substantially all of the Company's customers are residents or operate business ventures in its market area consisting primarily of the Richmond metropolitan area. Therefore, a substantial portion of its debtors' ability to honor their contracts and the Company’s ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions in this market area.

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

Years Ended December 31, 2011 and 2010

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010. Securities identified in Note 3 as restricted securities including stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank are excluded from the table below since there is not ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB changes in certain portions of our capital.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

	December 31, 2011
	Fair Value Measurments Using			Fair
	Level 1	Level 2	Level 3	Values
		(Dollars in thousands)
Assets:

Available-for-sale securities	$—	$84,035	$—	$84,035

	December 31, 2010
	Fair Value Measurments Using			Fair
	Level 1	Level 2	Level 3	Values
		(Dollars in thousands)
Assets:

Available-for-sale securities	$—	$86,787	$—	$86,787

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

Impaired Loans: Loans are designated as impaired when, in the judgment of management, based on current information and events, it is probable that all amounts when due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and account receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market date (Level 3). However, if the collateral is a house or building in the process of construction or if a appraisal of the real estate property is over two years old, then the fair value is considered Level 3. If a real estate becomes a nonperforming loan, if the valuation is over one year old, either an evaluation by an officer of the bank or an outside vendor, or an appraisal is performed to determine current market value. We consider the value of a partially completed project for our loan analysis. For nonperforming construction loans, we obtain a valuation of each partially completed project “as is’ from a third party appraiser. We use this third party valuation to determine if any charge-offs are necessary.

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

Loans held for sale: The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. As such, we classify loans subjected to nonrecurring fair value adjustments as Level 2.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

Other Real Estate Owned: Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. We believe the fair value component in our valuation of OREO follows the provisions of accounting standards.

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods.

	December 31, 2011
	Fair Value Measurments Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Impaired loans	$—	$—	$19,197	$19,197
Loans held for sale	—	1,366	—	1,366
Other real estate owned	—	—	7,646	7,646

Total	$—	$1,366	$26,843	$28,209

	December 31, 2010
	Fair Value Measurments Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Impaired loans	$—	$—	$19,822	$19,822
Other real estate owned	—	—	2,615	2,615

Total	$—	$—	$22,437	$22,437

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

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at December 31, 2011 and 2010 are current market rates for their respective terms and associated credit risk.

Loans held for sale – Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential real estate, owner occupied loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different from cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2011 and 2010. Gains and losses on the sale of loans are recorded within income on the Consolidated Statements of Operations.

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

Repurchase agreements – The carrying value of repurchase agreements due within ninety days from the balance sheet date approximate fair value.

Subordinated Debt – The values of our subordinated debt are variable rate instruments that re-price on a quarterly basis, therefore, carrying value is adjusted for the three month repricing lag in order to approximate fair value.

Bank Owned Life Insurance – The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at December 31, 2011 and 2010.

The estimated fair values of the Company’s financial instruments as of December 31, 2011 and 2010 are as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$50,359	$50,359	$32,367	$32,367
Investment securities	86,919	87,151	89,176	89,149
Loans receivable, net	360,969	369,843	386,209	394,489
Loans held for sale	1,366	1,373	—	—
Accrued interest	1,689	1,689	2,062	2,062

Financial liabilities
Deposits	$440,199	$446,429	$426,871	$429,597
FHLB advances	50,000	53,496	55,000	57,766
Subordinated debt	7,155	3,600	7,155	3,455
Repurchase agreements	1,608	1,608	1,077	1,077

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

Years Ended December 31, 2011 and 2010

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

Note 17 – Stock option plan

The Company has a First Capital Bancorp, Inc. 2000 Stock Option Plan (the Plan) pursuant to which options may be granted to Directors, officers and key employees. The Plan authorizes grants of options to purchase up to 338,484 shares of the Company’s authorized, but unissued common stock. On March 17, 2010, the Company’s Board of Directors adopted the First Capital Bancorp, Inc. 2010 Equity Incentive Plan (the “2010 Plan”), which was approved by the stockholders of the Company at the annual meeting of stockholders held on May 19, 2010. The 2010 Plan makes available up to 150,000 shares of the Company’s common stock for issuance upon the grant or exercise of restricted stock, stock options or other equity-based awards as permitted under the 2010 Plan. Each employee and director of the Company and its affiliates may participate in the 2010 Plan. Unless sooner terminated, the 2010 Plan will terminate on May 19, 2020. Stock options totaling 120,500 and 2,000 were granted during 2011 and 2010. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options generally have 10-year terms, vest at the rate of 50 percent per year for Directors and 33 1/3 percent per year for employees.

A summary of the status of the Company’s unvested stock options as of December 31, 2011 and 2010 and changes during the year then ended is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Stock Options

Unvested at December 31, 2010	23,200	$1.88
Granted	120,500	2.05
Vested	65,847	2.09
Forfeitures	2,167	1.16

Unvested at December 31, 2011	75,686	$1.98

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested Stock Options

Unvested at December 31, 2009	38,382	$2.01
Granted	2,000	2.28
Vested	17,182	2.41
Forfeitures	—	—

Unvested at December 31, 2010	23,200	$1.88

As of December 31, 2011 and 2010, there was $163 thousand and $37 thousand, respectively, of total unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a period of 2.0 years.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

The weighted-average option price and weighted-average remaining term of stock options awarded and not exercised were as follows as of December 31:

	2011	2010
Weighted-average price	$8.04	$9.70
Weighted-average term (in years)	6.0	4.5

A summary of the stock option activity is as follows:

		Weighted-Average
	Options	Exercise Price
Options outstanding December 31, 2009	317,600	$9.48
Granted	2,000	4.85
Expired	18,000	5.32

Options outstanding December 31, 2010	301,600	$9.70

Granted	120,500	3.95
Expired	74,500	8.12

Options outstanding December 31, 2011	347,600	$8.04

The following table summarizes information about stock options outstanding as December 31, 2011:

	Options Outstanding
		Weighted-
	Options Outstanding	Average	Weighted-
	at December 31,	Remaining	Average Exercise
Exercise Prices	2011	Contractual Life	Price
$3.94 to $7.00	159,550	8.6 years	$4.18
$7.07 to $10.00	100,025	2.8 years	$9.38
$10.57 to $17.67	88,025	5.0 years	$13.53

	347,600

	Options Exerciseable

		Weighted-
	Options Outstanding	Average	Weighted-
	Exercisible at	Remaining	Average Exercise
Exercise Prices	December 31, 2011	Contractual Life	Price
$3.94 to $7.00	83,864	8.1 years	$4.34
$7.07 to $10.00	100,025	2.8 years	$9.38
$10.57 to $17.67	88,025	5.0 years	$13.53

	271,914

At December 31, 2011, the fair value of the quoted stock was less than the exercise price of all options outstanding, therefore the assessed intrinsic value for all options was zero.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

The Company estimates the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model. Additional valuation and related assumption information for the Company’s stock option plan is presented below:

	Year Ended December 31,
	2011	2010
Weighted average per share fair value of options granted during the year	$2.05	$2.28

Dividend yield	0.00%	0.00%
Expected life	6 years	6 years
Expected volatility	51.77%	46.80%
Average Risk-free interest rate	2.87%	2.12%

Note 18 – Other employee benefit plans

During April 1999, the Company instituted a contributory thrift plan through the Virginia Bankers Association, covering all eligible employees. Participants may make contributions to the plan during the year, with certain limitations. During 2011 and 2010, the Company contributed to the plan an amount equal to seventy-five percent of the first six percent contributed. The participants are 100% vested upon three years of service to the Company. Expenses amounted to $214 thousand and $190 thousand in 2011 and 2010, respectively.

Note 19 – Earnings per share

Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity.

The basic and diluted earnings per share calculations are as follows:

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

	Year Ended
	December 31,
	2011	2010
	(Dollars in thousands except per share data)
Net loss allocable to common stockholders	$(3,755)	$(2,850)

Weighted average number of shares outstanding	2,971	2,971

(Loss) per common share – basic	$(1.26)	$(0.96)

Effect of dilutive securities:

Weighted average number of shares outstanding	2,971	2,971

Effect of stock options	—	—

Diluted average shares outstanding	2,971	2,971

(Loss) per common share – assuming dilution	$(1.26)	$(0.96)

The anti-dilutive shares were 347,600 and 301,600 as of December 31, 2011 and 2010, respectively.

Note 20 – Other Events

The Company has commenced a rights offering whereby stockholders as of 5:00 pm Eastern Standard Time on February 10, 2012 were offered the right to purchase up to 8,913,513 units (individually, a “Unit”) for a price of $2.00 per Unit. Each Unit consists of one share of common stock and a transferrable warrant to purchase one-half of a share of common stock upon the terms described in the prospectus filed with the SEC. The common stock and warrants will be issued separately but will be purchased together in the rights offering and the public offering.

For each share of common stock held as of the record date, a stockholder will have the nontransferable right to subscribe for up to three Units in the offering (“Basic Subscription Privilege”). We have separately entered into a standby purchase agreement with Kenneth R. Lehman, a private investor (the “Standby Purchaser”). Pursuant to the Standby Purchase Agreement, the Standby Purchaser has agreed to acquire from us, at the subscription price of $2.00 per Unit, 350,000 Units if such Units are available after exercise of the Basic Subscription Privilege. The Standby Purchaser is required to purchase 350,000 only if we have sold at least 2,500,000 Units in the right offering and public offering, but he may waive this requirement and purchase such Units even if the Company has not sold 2,500,000 to other subscribers.

Note 21 – Bank Owned Life Insurance

During 2011 and 2010, the Bank purchased life insurance on key employees in the face amount of $21.4 million and $1.3 million respectively. Per ASC 325-30, “Investments in Insurance Contracts,” these policies are recorded at their cash surrender value, net of surrender charges and/or early termination charges. As of December 31, 2011, the BOLI cash surrender value was $8.9 million resulting in other income for 2011 of $220 thousand and an annualized net yield after tax of 5.66%.

The Bank also has a Supplemental Executive Retirement Plan (“SERP”) for the benefit of certain key officers. The SERP

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

provides selected employees who satisfy specific eligibility requirements with supplemental benefits upon retirement, death, or disability in certain prescribed circumstances. The Bank recorded expense totaling $32 thousand and $10 thousand, respectively, for each of the years in the two year period ended December 31, 2011. The accrued liability related to the SERP was approximately $41 thousand and $10 thousand as of December 31, 2011 and 2010, respectively.

Note 22 – Condensed Financial Information – Parent Company Only

Following are condensed financial statements of First Capital Bancorp, Inc. as of and for the year ended December 31, 2011 and 2010:

Condensed Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
	(Dollars in thousands)
Assets
Cash on deposit with subsidiary bank	$543	$1,225
Investment is subsidiary	45,045	47,298
Investment is special purpose subsidiary	155	155
Other assets	169	225

	$45,912	$48,903

Liabilities and Stockholder’s Equity
Trust preferred debt	$5,155	$5,155
Other liabilities	74	73

Total liabilities	5,229	5,228

Stockholders’ Equity
Preferred stock	44	44
Common stock	11,885	11,885
Additional paid-in capital	29,695	29,739
Retained earnings	(1,942)	1,643
Warrants	661	661
Discount on preferred stock	(303)	(434)
Accumulated other comprehensive income, net of taxes	643	137

Total stockholders’ equity	40,683	43,675

	$45,912	$48,903

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

Condensed Statements of Income

Years Ended December 31, 2011 and 2010

	2011	2010
	(Dollars in thousands)
Income
Interest income	$7	$20
Dividends	3	3

Total Income	10	23

Expenses
Interest	105	107
Other expenses	193	92

Total Expenses	298	199

Net loss before tax benefit	(288)	(176)

Income tax benefit	(98)	(59)

Net loss before undistributed equity in subsidiary	(190)	(117)

Undistributed equity in subsidiary	(2,886)	(2,056)

Net loss	$(3,076)	$(2,173)

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

Condensed Statements of Cash Flows

Years Ended December 31, 2011 and 2010

	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss	$(3,076)	$(2,173)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Undistributed earnings of subsidiary	2,886	2,056
Decrease in other assets	55	35
Increase in other liabilities	1	—

Net cash used in operations	(134)	(82)

Cash Flows from Investing Activities
Capital contribution to subsidiary	—	—

Net cash from (used) in investing activities	—	—

Cash Flows from Financing Activities
Issurance of preferred stock to U.S. Treasury, net of related expenses	—	—
Dividends on preferred stock	(548)	(548)

Net cash provided by financing activities	(548)	(548)

Net decrease in cash	(682)	(630)
Cash and cash equivalents, beginning of year	1,225	1,855

Cash and cash equivalents, end of year	$543	$1,225