Form 10-Q
period 2012-03-31
FIRST CAPITAL BANCORP, INC.
filed 2012-05-14
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

FIRST CAPITAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Virginia	001-33543	11-3782033
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

4222 Cox Road, Glen Allen, Virginia 23060

(Address of principal executive offices)

804-273-1160

(Registrant’s telephone number, including area code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,971,171 shares of Common Stock, par value $4.00 per share, were outstanding at May 9, 2012.

ii

PART 1 – FINANCIAL INFORMATION

  Item 1 – Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$8,434	$9,187
Interest-bearing deposits in other banks	13,000	41,172
Investment securities:
Available for sale, at fair value	94,573	84,035
Held to maturity, at cost	2,884	2,884
Restricted, at cost	4,609	4,597
Loans held for sale	1,425	1,366
Loans, net of allowance for losses of $8,002 in 2012 and $9,271 in 2011	367,518	360,969
Other real estate owned	6,369	7,646
Premises and equipment, net	11,207	11,273
Accrued interest receivable	1,971	1,689
Bank owned life insurance	8,999	8,917
Deferred tax asset	3,549	3,822
Prepaid FDIC premiums	1,307	1,482
Other assets	4,208	2,651

Total assets	$530,053	$541,690

LIABILITIES
Deposits
Noninterest-bearing	$46,382	$46,426
Interest-bearing	381,651	393,773

Total deposits	428,033	440,199

Securities sold under repurchase agreements	797	1,608
Subordinated debt	7,155	7,155
Federal Home Loan Bank advances	50,000	50,000
Accrued expenses and other liabilities	2,692	2,045

Total liabilities	488,677	501,007

STOCKHOLDERS’ EQUITY
Preferred stock, $4.00 par value, $1,000 liquidation preference, 2,000,000 authorized shares, 10,958 issued and outstanding	44	44
Common stock, $4.00 par value, 30,000,000 authorized shares, 2,971,171 issued and outstanding	11,885	11,885
Additional paid-in capital	29,553	29,695
Retained deficit	(1,638)	(1,942)
Warrants	661	661
Discount on preferred stock	(270)	(303)
Accumulated other comprehensive income, net of tax	1,141	643

Total stockholders’ equity	41,376	40,683

Total liabilities and stockholders’ equity	$530,053	$541,690

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three Months Ended March 31, 2012 and 2011

	March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest and dividend income
Loans	$5,148	$5,525
Investments:
Taxable interest income	554	572
Tax exempt interest income	74	157
Dividends	34	26
Interest bearing deposits	11	15

Total interest income	5,821	6,295

Interest expense
Deposits	1,443	1,740
FHLB advances	402	408
Subordinated debt and other borrowings	42	35

Total interest expense	1,887	2,183

Net interest income	3,934	4,112
Provision for loan losses	565	700

Net interest income after provision for loan losses	3,369	3,412

Noninterest income
Fees on deposits	87	76
Gain on sale of securities	27	21
Other	226	124

Total noninterest income	340	221

Noninterest expenses
Salaries and employee benefits	1,730	1,419
Occupancy expense	198	205
Data processing	205	187
Professional services	153	137
Advertising and marketing	38	44
FDIC assessment	182	274
Virginia franchise tax	45	135
Loss on sale and write down of other real estate owned	124	28
Depreciation	158	150
Other	564	424

Total noninterest expense	3,397	3,003

Net income before provision for income taxes	312	630
Income tax expense	8	178

Net income	304	452

Effective dividend on preferred stock	170	170
Net income allocable to common stockholders	$134	$282

Basic and diluted net income per common share	$0.05	$0.10

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2012 and 2011

	March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)

Net income	$304	$452
Other comprehensive income:
Investment securities:
Unrealized holding gains on investment securities available for sale	781	456
Tax effect	(266)	(155)
Reclassification of gains recognized in net income	(27)	(21)
Tax effect	10	7

Total other comprehensive income	498	287

Comprehensive income	$802	$739

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Warrants	Discount on Preferred Stock	Accumulated Other Comprehensive Income	Total

Balance December 31, 2010	$44	$11,885	$29,739	$1,644	$661	$(435)	$137	$43,675
Net income	—	—	—	452	—	—	—	452
Other comprehensive income	—	—	—	—	—	—	287	287
Preferred stock dividend	—	—	—	(137)	—	—	—	(137)
Accretion of discount on preferred stock	—	—	—	(33)	—	33	—	—
Stock based compensation	—	—	18	—	—	—	—	18

Balance March 31, 2011	$44	$11,885	$29,757	$1,926	$661	$(402)	$424	$44,295

Balance December 31, 2011	$44	$11,885	$29,695	$(1,942)	$661	$(303)	$643	$40,683
Net income	—	—	—	304	—	—	—	304
Other comprehensive income	—	—	—	—	—	—	498	498
Preferred stock dividend	—	—	(137)	—	—	—	—	(137)
Accretion of discount on preferred stock	—	—	(33)	—	—	33	—	—
Stock based compensation	—	—	28	—	—	—	—	28

Balance March 31, 2012	$44	$11,885	$29,553	$(1,638)	$661	$(270)	$1,141	$41,376

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

	2012	2011
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities
Net income	$304	$452
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	565	700
Depreciation of premises and equipment	158	150
Net amortization of bond premiums/discounts	249	192
Stock based compensation expense	28	18
Deferred income taxes	17	120
Gain on sale of securities	(27)	(21)
Gain on loans sold	(37)	—
Loss on sale and write-down of other real estate owned	124	28
Increase in cash surrender value of bank owned life insurance	(82)	(4)
Proceeds from sale of loans held for sale	5,544	—
Origination of loans held for sale	(5,566)	—
(Increase) decrease in other assets	(1,382)	225
Decrease (increase) in accrued interest receivable	(282)	24
Increase in accrued expenses and other liabilities	647	402

Net cash provided by operating activities	260	2,286

Cash flows from investing activities
Proceeds from maturities and calls of securities	550	5,000
Proceeds from paydowns of securities available-for-sale	2,777	3,594
Purchase of securities available-for-sale	(14,344)	(5,379)
Proceeds from sale of securities available-for-sale	1,011	1,093
Proceeds from sale of other real estate owned	1,153	148
Purchase of FHLB Stock	(9)	(9)
Purchase of Federal Reserve Stock	(3)	(2)
Purchases of premises and equipment	(92)	(152)
Net (increase) decrease in loans	(7,114)	2,884

Net cash (used in) provided by investing activities	(16,071)	7,177

Cash flows from financing activities
Net decrease in deposits	(12,166)	(8,119)
Dividends on preferred stock	(137)	(137)
Net (decrease) increase in repurchase agreements	(811)	80

Net cash used in financing activities	(13,114)	(8,176)

Net (decrease) increase in cash and cash equivalents	(28,925)	1,287
Cash and cash equivalents, beginning of period	50,359	32,367

Cash and cash equivalents, end of period	$21,434	$33,654

Supplemental disclosure of cash flow information
Interest paid during the period	$1,883	$2,187

Taxes paid during the period	$—	$325

Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$—	$300

Unrealized gain on securities available for sale, net of tax	$498	$287

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

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

In management’s opinion the accompanying consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March 31, 2012 and December 31, 2011 and for the three month periods ended March 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. Results for the three month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

The organization and business of the Company, accounting policies following, and other related information are contained in the notes to the financial statements of the Company as of and for the year ended December 31, 2011 filed as part of the Company’s annual report on Form 10-K. These interim financial statements should be read in conjunction with the annual financial statements.

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

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

The basic and diluted earnings per share calculations are as follows:

	Three Months Ended March 31,
	(dollars shown in thousands, except per share amounts)
	2012	2011

Net income available to common stockholders	$134	$282
Weighted average number of shares outstanding	2,971	2,971

Income per common share – basic	$0.05	$0.10

Effect of dilutive securities:

Weighted average number of shares outstanding	2,971	2,971
Effect of stock options	—	—

Diluted average shares outstanding	2,971	2,971

Income per common share – assuming dilution	$0.05	$0.10

Company has excluded 839 thousand shares for the three months ended March 31, 2012 and 436 thousand shares for the three months ended March 31, 2011 from the calculation of diluted earnings per share as they were anti-dilutive since the strike price was greater than the average market price during all periods.

Note 4 – Stock Options

Accounting standards require the Company to measure compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period that the awards are expected to vest.

A total of 130,500 options were granted in February 2011. The options were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of the grant. Vesting of 67,500 shares issued to the Directors, will occur over two years. The remaining 63,000 shares, issued to executive officers and employees, will vest over three years.

There were no stock options granted during the three month period ended March 31, 2012.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

Dividend yield	0.00%
Expected life in years	6
Expected volatility	51.77%
Risk-free interest rate	2.87%
Weighted average fair value per option granted	$1.35

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

The stock based compensation, in thousands, expensed during the three months ended March 31, 2012 and 2011 was $28 thousand and $18 thousand, respectively and is included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities are as follows:

	March 31, 2012
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$1,999	$—	$14	$1,985
Mortgage-backed securities	14,675	422	13	15,084
Corporate bonds	16,406	6	327	16,085
CMO securities	44,698	1,044	26	45,716
State and political subdivisions – taxable	9,874	473	21	10,326
State and political subdivisions – tax exempt	3,650	139	—	3,789
SBA – Guarantee portion	1,543	45	—	1,588

	$92,845	$2,129	$401	$94,573

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$1,998	$7	$4	$2,001
Mortgage-backed securities	15,484	424	—	15,908
Corporate bonds	15,472	3	781	14,694
CMO securities	37,803	919	—	38,722
State and political subdivisions – taxable	6,490	256	23	6,723
State and political subdivisions – tax exempt	4,203	131	—	4,334
SBA – Guarantee portion	1,610	43	—	1,653

	$83,060	$1,783	$808	$84,035

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

	March 31, 2012
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,884	$296	$—	$3,180

	$2,884	$296	$—	$3,180

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,884	$237	$5	$3,116

	$2,884	$237	$5	$3,116

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

The Company conducts an assessment of its securities portfolio for OTTI consideration during each quarter. The assessment considers factors such as external credit ratings, delinquency ratios, market price, management’s judgment, expectations of future performance and relevant industry research and analysis. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses and the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses. Management’s assessment for the current quarter ended March 31, 2012 resulted in no recognition of OTTI.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

The following table details unrealized losses and related fair values in the Company’s available-for-sale investment securities portfolios. All unrealized losses on investment securities are a result of volatility in the market during 2012 and 2011. At March 31, 2012, 20 out of 134 securities we held had fair values less than amortized cost primarily in municipal securities and corporate bonds. At March 31, 2011, 42 out of 137 securities we held had fair values less than amortized cost primarily in municipal securities and corporate bonds. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses and the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses. This information is aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Assets:
U.S. Government agencies	$1,986	$13	$—	$—	$1,986	$13
Mortgage-backed securities	1,062	13	—	—	1,062	13
Corporate bonds	14,589	319	491	8	15,080	327
CMO securities	4,145	26	—	—	4,145	26
State & political subdivisions-taxable	1,887	22	—	—	1,887	22
State & political subdivisions-tax exempt	—	—	—	—	—	—
SBA	—	—	—	—	—	—

All securities	$23,669	$393	$491	$8	$24,160	$401

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Assets:
U.S. Government agencies	$996	$4	$—	$—	$996	$4
Mortgage-backed securities	—	—	—	—	—	—
Corporate bonds	13,220	755	473	26	13,693	781
CMO securities	916	—	—	—	916	—
State & political subdivisions-taxable	1,070	23	—	—	1,070	23
State & political subdivisions-tax exempt	—	—	—	—	—	—
SBA	—	—	—	—	—	—

All securities	$16,202	$782	$473	$26	$16,675	$808

Restricted equity securities consist primarily of Federal Home Loan Bank of Atlanta stock in the amount of $3.2 million and $3.3 million as of March 31, 2012 and December 31, 2011, respectively, and Federal Reserve Bank stock in the amount of $1.3 million at both March 31, 2012 and December 31, 2011. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of its outstanding capital.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

Securities with a market value of approximately $3.8 million and $14.5 million were pledged as collateral at March 31, 2012 and December 31, 2011, respectively, to secure purchases of federal funds, repurchase agreements, and collateral for customer’s deposits.

Note 6 – Loans

Major classifications of loans are as follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)

Real estate
Residential	$131,249	$127,541
Commercial	144,671	142,989
Residential Construction	9,892	9,712
Other Construction, Land Development & Other Land	48,600	48,637
Commercial	37,866	37,922
Consumer	3,079	3,250

Total loans	375,357	370,051
Less:
Allowance for loan losses	8,002	9,271
Net deferred (income) costs	163	189

Loans, net	$367,518	$360,969

A summary of risk characteristics by loan portfolio classification follows:

Real Estate – Residential – This portfolio primarily consists of investor loans secured by properties in the Bank’s normal lending area. Those investor loans are typically five year rate adjustment loans. These loans generally have an original loan-to-value (“LTV”) of 80% or less. This category also includes home equity lines of credit (“HELOC”). The HELOCs generally have an adjustable rate tied to prime rate and a term of 10 years. Given the declining value of residential properties over the past several years, these loans possess a higher than average level of risk of loss to the bank. Multifamily residential real estate is moderately seasoned and is generally secured by properties in the Bank’s normal lending area.

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

Real Estate – Other Construction, Land Development and Other Land Loans – This portfolio includes raw undeveloped land and developed residential and commercial lots held by developers. Given the significant decline in value for both developed and undeveloped land due to reduced demand, this portfolio possesses an increased level of risk compared to other loan portfolios. Continuing deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for customers.

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

Activity in the allowance for loan losses for the three months ended is as follows:

	March 31,
	2012	2011
	(Dollars in thousands)

Balance, beginning of period	$9,271	$11,036
Provision for loan losses	565	700
Recoveries	90	7
Charge-offs	(1,924)	(1,174)

Balance, end of period	$8,002	$10,569

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period	2.13%	2.86%

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

The following table presents activity in the allowance for loan losses by portfolio segment:

	Real Estate
	Residential	Commercial	Residential Construction	Other Construction Land Devel. & Other Land	Commercial	Consumer	Total
	(Dollars in thousands)

Balance, January 1, 2012	$3,680	$1,375	$650	$2,175	$1,370	$21	$9,271
Provision for loan losses	565	—	—	—	—	—	565
Recoveries	3	78	—	9	—	—	90
Charge-offs	(940)	—	—	(867)	(117)	—	(1,924)

Balance, March 31, 2012	$3,308	$1,453	$650	$1,317	$1,253	$21	$8,002

Balance, January 1, 2011	$3,431	$760	$494	$4,299	$2,031	$21	$11,036
Provision for loan losses	300	—	—	—	400	—	700
Recoveries	7	—	—	—	—	—	7
Charge-offs	(502)	—	(17)	(55)	(600)	—	(1,174)

Balance, March 31, 2011	$3,236	$760	$477	$4,244	$1,831	$21	$10,569

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

The following table presents the aging of unpaid principal in loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	30-89 Day Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
	(Dollars in thousands)
Real estate
Residential	$1,219	$—	$4,126	$125,904	$131,249
Commercial	271	—	2,890	141,510	144,671
Residential Construction	—	—	1,251	8,641	9,892
Other Construction, Land Development & Other Land	251	—	6,440	41,909	48,600
Commercial	982	—	996	35,888	37,866
Consumer	233	—	707	2,139	3,079

Total	$2,956	$—	$16,410	$355,991	$375,357

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

	December 31, 2011
	30-89 Day Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
	(Dollars in thousands)
Real estate
Residential	$1,334	$—	$6,410	$119,797	$127,541
Commercial	132	—	2,909	139,948	142,989
Residential Construction	250	—	748	8,714	9,712
Other Construction, Land Development & Other Land	—	—	5,803	42,834	48,637
Commercial	470	—	1,114	36,338	37,922
Consumer	90	—	707	2,453	3,250

Total	$2,276	$—	$17,691	$350,084	$370,051

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

The following table provides details of the Company’s loan portfolio internally assigned grade at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate
Residential	$110,239	$13,825	$7,185	$—	$—	$131,249
Commercial	120,797	18,311	5,563	—	—	144,671
Residential Construction	2,524	2,834	4,534	—	—	9,892
Other Construction, Land Development & Other Land	20,307	16,489	11,804	—	—	48,600
Commercial	31,298	4,805	1,763	—	—	37,866
Consumer	2,138	154	787	—	—	3,079

Total	$287,303	$56,418	$31,636	$—	$—	$375,357

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate
Residential	$112,070	$5,549	$9,922	$—	$—	$127,541
Commercial	127,916	8,064	7,009	—	—	142,989
Residential Construction	1,954	3,582	4,176	—	—	9,712
Other Construction, Land Development & Other Land	19,461	14,551	14,626	—	—	48,638
Commercial	33,083	3,076	1,762	—	—	37,921
Consumer	2,316	137	797	—	—	3,250

Total	$296,800	$34,959	$38,292	$—	$—	$370,051

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

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

The loan risk rankings were updated for the quarter ended March 31, 2012 on March 19 and 20. The loan risk rankings were updated for the quarter ended December 31, 2011 on December 13, 14, and 15.

The following table provides details regarding impaired loans by segment and class at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Dollars in thousands)
With no related allowance:
Real estate
Residential	$3,816	$4,007	$—	$4,013	$4,168	$—
Commercial	291	302	—	291	303	—
Residential Construction	2,428	2,442	—	1,772	1,785	—
Other Construction, Land Development & Other Land	4,752	9,936	—	4,747	7,519	—
Commercial	175	179	—	294	300	—
Consumer	707	707	—	707	707	—

Total	$12,169	$17,573	$—	$11,824	$14,782	$—

With an allowance:
Real estate
Residential	$492	$531	$725	$2,580	$3,619	$787
Commercial	2,598	3,336	799	2,618	3,336	818
Residential Construction	—	—	—	—	—	—
Other Construction, Land Development & Other Land	3,780	4,969	600	4,659	4,969	1,450
Commercial	821	848	250	821	848	250
Consumer	—	—	—	—	—	—

Total	$7,691	$9,684	$2,374	$10,678	$12,772	$3,305

Total
Real estate
Residential	$4,308	$4,538	$725	$6,593	$7,787	$787
Commercial	2,889	3,638	799	2,909	3,639	818
Residential Construction	2,428	2,442	—	1,772	1,785	—
Other Construction, Land Development & Other Land	8,532	14,905	600	9,406	12,488	1,450
Commercial	996	1,027	250	1,115	1,148	250
Consumer	707	707	—	707	707	—

Total	$19,860	$27,257	$2,374	$22,502	$27,554	$3,305

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

The following table provides details of the balance of the allowance for loan losses and the recorded investment in financing receivables by impairment method for each loan portfolio segment:

	Real Estate
				Other
				Construction,
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total
	(Dollars in thousands)
March 31, 2012
Allowance for loan losses, evaluated
Individually	$725	$799	$—	$600	$250	$—	$2,374
Collectively	2,583	654	650	717	1,003	21	5,628

Total ending allowance	$3,308	$1,453	$650	$1,317	$1,253	$21	$8,002

Loans, evaluated
Individually	$4,308	$2,889	$2,428	$8,532	$996	$707	$19,860
Collectively	126,941	141,782	7,464	40,068	36,870	2,372	355,497

Total ending loans	$131,249	$144,671	$9,892	$48,600	$37,866	$3,079	$375,357

December 31, 2011
Allowance for loan losses, evaluated
Individually	$787	$818	$—	$1,450	$250	$—	$3,305
Collectively	2,893	557	650	725	1,120	21	5,966

Total ending allowance	$3,680	$1,375	$650	$2,175	$1,370	$21	$9,271

Loans, evaluated
Individually	$6,593	$2,909	$1,772	$9,406	$1,115	$707	$22,502
Collectively	120,948	140,080	7,940	39,231	36,807	2,543	347,549

Total ending loans	$127,541	$142,989	$9,712	$48,637	$37,922	$3,250	$370,051

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

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

	March 31, 2012
	Interest	Average
	Income	Recorded
	Recognized	Investment
	(Dollars in thousands)

Real estate
Residential	$35	$4,477
Commercial	19	2,988
Residential Construction	12	2,342
Other Construction, Land Development & Other Land	79	8,767
Commercial	—	1,028
Consumer	—	707

Total	$145	$20,309

	March 31, 2011
Real estate
Residential	$103	$8,656
Commercial	—	367
Residential Construction	10	1,997
Other Construction, Land Development & Other Land	57	8,030
Commercial	41	4,943
Consumer	—	—

Total	$211	$23,993

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

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

As of March 31, 2012 and December 31, 2011, there were no available commitments outstanding for troubled debt restructurings.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

The following tables present troubled debt restructurings as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Total Number of Contracts	Accrual Status	Nonaccrual Status	Total Modifications
	(Dollars in thousands)

Real estate
Residential	9	$182	$1,741	$1,923
Commercial	—	—	—	—
Residential Construction	1	1,178	—	1,178
Other Construction, Land Development & Other Land	4	2,091	640	2,731
Commercial	1	—	69	69
Consumer	—	—	—	—

Total	15	$3,451	$2,450	$5,901

	December 31, 2011
	Total Number of Contracts	Accrual Status	Nonaccrual Status	Total Modifications
	(Dollars in thousands)
Real estate
Residential	11	$183	$4,133	$4,316
Commercial	—	—	—	—
Residential Construction	1	1,025	—	1,025
Other Construction, Land Development & Other Land	4	2,164	641	2,805
Commercial	4	—	185	185
Consumer	—	—	—	—

Total	20	$3,372	$4,959	$8,331

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

There were no newly restructured loans that occurred during the three months ended March 31, 2012 or 2011 or financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three month periods ended March 31, 2012 or 2011.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

Note 7 – Other Real Estate Owned

Changes in other real estate owned were as follows for the three months ended March 31, 2012 and 2011 in thousands:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)

Beginning Balance	$7,646	$2,615
Additions	—	300
Sales	(1,153)	(175)
Write-downs	(124)	—

Balance March 31	$6,369	$2,740

Note 8 – Fair Value Disclosures

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic ASC, the fair value of a financial instrument is the price that would be received in the sale of an asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

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

Following is a description of the valuation methodologies used for instruments measured as fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). We obtain a single quote for all securities. Quotes for all of our securities are provided by our securities accounting and safekeeping correspondent bank. We perform a review of pricing data by comparing prices received from third party vendors to the previous month’s quote for the same security and evaluate any substantial changes.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. Securities identified in Note 3 as restricted securities including stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank are excluded from the table below since there is not ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB changes in certain portions of our capital.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

	March 31, 2012
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:

Available-for-sale securities	$—	$94,573	$—	$94,573

	December 31, 2011
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:

Available-for-sale securities	$—	$84,035	$—	$84,035

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

Impaired Loans: Loans are designated as impaired when, in the judgment of management, based on current information and events, it is probable that all amounts when due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market date (Level 3). However, if the collateral is a house or building in the process of construction or if a appraisal of the real estate property is over two years old, then the fair value is considered Level 3. If a real estate loan becomes a nonperforming loan, or if the valuation is over one year old, either an evaluation by an officer of the bank or an outside vendor, or an appraisal is performed to determine current market value. We consider the value of a partially completed project for our loan analysis. For nonperforming construction loans, we obtain a valuation of each partially completed project “as is’ from a third party appraiser. We use this third party valuation to determine if any charge-offs are necessary.

The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis and the discount to reflect current market conditions ranged from 0% to 30% for each of the respective periods. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

Loans held for sale: The fair value of loans held for sale is determined using quoted secondary-market prices. As such, we classify loans subjected to nonrecurring fair value adjustments as Level 2.

Held-to-maturity securities: Securities held to maturity are recorded at cost on a nonrecurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). In quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). We obtain a single quote for all securities. Quotes for all of our securities are provided by our securities accounting and safekeeping correspondent bank. We perform a review of pricing data by comparing prices received from third party vendors to the previous month’s quote for the same security and evaluate any substantial changes.

Other Real Estate Owned: Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell and the discount to reflect current market conditions ranged from 0% to 30% for each of the respective periods. We believe the fair value component in our valuation of OREO follows the provisions of accounting standards.

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods.

	March 31, 2012
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$—	$—	$17,486	$17,486
Loans held for sale	—	1,425	—	1,425
Held-to-maturity securities	—	2,884	—	2,884
Other real estate owned	—	—	6,369	6,369

Total	$—	$4,309	$23,855	$28,164

	December 31, 2011
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$—	$—	$19,197	$19,197
Loans held for sale	—	1,366	—	1,366
Held-to-maturity securities	—	2,884	—	2,884
Other real estate owned	—	—	7,646	7,646

Total	$—	$4,250	$26,843	$31,093

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

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

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at March 31, 2012 and December 31, 2011 are current market rates for their respective terms and associated credit risk.

Loans held for sale – Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential real estate, owner occupied loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different from cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended March 31, 2012 and December 31, 2011. Gains and losses on the sale of loans are recorded within income on the Consolidated Statements of Operations.

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at March 31, 2012 and December 31, 2011.

The estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$21,434	$21,434	$50,359	$50,359
Investment securities	97,457	97,752	86,919	87,151
Loans receivable, net	367,518	373,967	360,969	369,843
Loans held for sale	1,425	1,426	1,366	1,373
Accrued interest	1,971	1,971	1,689	1,689

Financial liabilities
Deposits	$428,033	$435,777	$440,199	$446,429
FHLB advances	50,000	53,399	50,000	53,496
Subordinated debt	7,155	3,575	7,155	3,600
Repurchase agreements	797	797	1,608	1,608

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The Update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The Update also clarifies that the fair value measurement of financial assets and financial liabilities which have

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied prospectively. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The Update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted and there are no required transition disclosures. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers indefinitely the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. The Updates did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. With the Update, a company testing goodwill for impairment now has the option of performing a qualitative assessment before calculating the fair value of the reporting unit (the first step of goodwill impairment test). If, on the basis of qualitative factors, the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. Additionally, new examples of events and circumstances that an entity should consider in performing its qualitative assessment about whether to proceed to the first step of the goodwill impairment have been made to the guidance and replace the previous guidance for triggering events for interim impairment assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

Note 10 – Other Event

The Company has commenced a rights offering whereby stockholders as of 5:00 pm Eastern Standard Time on February 10, 2012 were offered the right to purchase up to 8,913,513 units (individually, a “Unit”) for a price of $2.00 per Unit. Each Unit consists of one share of common stock and a transferrable warrant to purchase one-half of a share of common stock upon the terms described in the prospectus filed with the SEC. The common stock and warrants will be issued separately but will be purchased together in the rights offering.

For each share of common stock held as of the record date, a stockholder will have the nontransferable right to subscribe for up to three Units in the offering (“Basic Subscription Privilege”). We have separately entered into a standby purchase agreement with Kenneth R. Lehman, a private investor (the “Standby Purchaser”). Pursuant to the Standby Purchase Agreement, the Standby Purchaser has agreed to acquire from us, at the subscription price of $2.00 per Unit, 350,000 Units if such Units are available after exercise of the Basic Subscription Privilege. The Standby Purchaser is required to purchase 350,000 units only if we have sold at least 2,500,000 Units in the right offering and public offering, but he may waive this requirement and purchase such Units even if the Company has not sold 2,500,000 to other subscribers.

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

OVERVIEW

The net income for the first quarter of 2012 was $304 thousand, and net income attributable to common shareholders was $134 thousand, or $0.05 per fully diluted share compared to a net income of $452 thousand, and a net income attributable to common shareholders of $282 thousand or $0.10 per fully diluted share, in the first quarter of 2011.

From a revenue and cost perspective, income before tax, provision for loan losses and gain on sale of securities decreased from $1.4 million for the first quarter of 2011 to $904 thousand for the first quarter of 2012. Contributing to the decrease was the reduction in the net interest income of $45 thousand due to a reduction in the loan portfolio, $158 thousand in salaries expenses incurred in the first quarter of 2012 in connection with a new mortgage operation that commenced in the third quarter of 2011, as well as an increase in salaries and employment benefits related to positions filled in other areas of the bank. The following chart reconciles the above to the net income for the periods presented.

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Income Before Taxes, Provision & Gain on Sale of Securities	$904	$1,351
Gain on Sale of Securities	27	21
Provision	565	700

Income Before Taxes	312	630
Taxes	8	178

Net Income	$304	$452

Financial Condition

Total assets at March 31, 2012 were $530.1 million, down $11.6 million from $541.7 million at December 31, 2011. Net loans outstanding were $367.5 million at March 31, 2012, an increase of $6.5 million compared to the 2011 year-end balance. Deposits decreased by $12.2 million to $428.0 million, down 2.8% from December 31, 2011. Our deposit strategy was focused on decreasing noncore funding sources and single service CD relationships and increasing noninterest-bearing deposit accounts, which were consistent compared to December 31, 2011.

At March 31, 2012, the Company’s investment portfolio totaled $97.5 million, an increase of $10.5 million from $86.9 million at December 31, 2011. Most of the funds that are invested in the Company’s investment portfolio are part of management’s effort to balance interest rate risk, and to provide liquidity and income to the Company. Bank owned life insurance of $8.2 million was purchased during the second quarter of 2011 as an additional investment for the Company and to provide life insurance benefits for senior executives. The cash surrender value of the bank owned life insurance was $9.0 million and $8.9 million at March 31, 2012 and December 31, 2011, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents a principal source of earnings for the Company. Changes in net interest income during 2012 to date compared to net interest income for the comparable period of 2011 are attributable to decreasing loan portfolio yields, decreasing average balances of loans outstanding and a decrease in total funding costs.

Net interest margin decreased 6 basis points for the three months ended March 31, 2012 to 3.27% as compared to 3.33% for the first quarter of 2011, reflecting a decrease in average rate paid on interest-bearing liabilities of 35 basis points from 1.85% for the first quarter of 2011 to 1.50% for the first quarter of 2012. This was offset by a 28 basis point decrease in the average yield on earning assets. The yield on loans, net of discount, was 5.51% and 5.68% for the first quarters of 2012 and 2011, respectively, with the decrease due primarily to decreases in loans outstanding and lower rates during the period. The average yield on investments decreased from 3.70% for the first quarter of 2011 to 2.84% for the first quarter of 2012 while average balances in investments increased from $91.5 million for the first quarter of 2011 to $98.9 million for the first quarter of 2012. Average fed funds sold, which were earning 0.23% and 0.24% for the first quarters of 2011 and 2012, respectively, decreased from $25.5 million at the end of the first quarter of 2011 to $20.2 million at the end of the first quarter 2012. The average balance of interest bearing deposits increased from $380.9 million at the end of the first quarter of 2011 to $387.0 million at the end of the first quarter of 2012.

For the three months ended March 31, 2012, net interest income was down $178 thousand from $4.1 million for the first quarter of 2011 to $3.9 million for the first quarter of 2012. This decrease was due to the reduction in average gross loans outstanding of $17.4 million from $392.7 million for the quarter ended March 31, 2011 compared to $375.4 million for the quarter ended March 31, 2012.

Total interest and fees on loans, the largest component of net interest income, decreased $377 thousand or 6.82% to $5.1 million during the first quarter of 2012 compared to $5.5 million for the same period in 2011 primarily due to decreases in loans outstanding since March 31, 2011.

Interest expense on deposits decreased $297 thousand to $1.4 million, or 17.1% for the first quarter of 2012 compared to the same period of 2011. The decrease in deposit expense was due to the restructuring of the deposit mix and a decrease in overall rates paid on deposits as interest rates paid on interest bearing deposits decreased 35 basis points to 1.50% for the first quarter of 2012 from 1.85% for the first quarter of 2011.

For the three months ended March 31, 2012, the net interest margin decreased 6 basis points from 3.33% for the first three months of 2011 to 3.27% for the first quarter of 2012. The primary reason for the decrease in the net interest margin is the yield due to the attrition of the loan portfolio from 5.68% for the three months ended March 31, 2011 to 5.51% for the same period of 2012, and the decrease in return on investment securities from a yield of 3.70% for the three months ended March 31, 2011 to 2.84% for the three months ended March 31, 2012. This was offset by a reduction in expense on interest bearing deposits from $1.7 million at a rate of 1.85% for the three months ended March 31, 2011 to $1.4 million at a rate of 1.50% for the three months ended March 31, 2012.

Net interest income decreased $178 thousand for the first three months of 2012 compared to the first three months of 2011.

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

	Three Months Ended March 31,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$376,051	$5,147	5.51%	$394,581	$5,525	5.68%
Bank owned life insurance (2)	8,962	125	5.63%	449	6	5.70%
Investment securities:
U.S. Agencies	1,999	18	3.58%	3,862	35	3.71%
Mortgage backed securities	14,796	81	2.20%	14,890	111	3.03%
CMO	43,181	253	2.35%	31,114	213	2.78%
Municipal securities (2)	6,964	113	6.50%	14,930	238	6.46%
Corporate bonds	16,317	99	2.44%	5,895	65	4.44%
Taxable municipal securities	9,531	94	3.96%	12,712	146	4.67%
SBA	1,579	9	2.25%	3,543	2	0.18%
Other investments	4,509	32	2.90%	4,580	25	2.22%

Total investment securities	98,876	699	2.84%	91,526	835	3.70%
Interest bearing deposits	20,186	12	0.24%	25,450	15	0.23%

Total earning assets	$504,075	$5,983	4.77%	$512,006	$6,381	5.05%

Cash and cash equivalents	8,062			7,301
Allowance for loan losses	(9,146)			(11,258)
Other assets	29,260			23,043

Total assets	$532,251			$531,092

Liabilities & Stockholders’ Equity:
Interest checking	$11,412	$8	0.29%	$9,314	$9	0.38%
Money market deposit accounts	152,442	190	0.50%	144,232	302	0.85%
Statement savings	1,148	1	0.42%	891	1	0.43%
Certificates of deposit	222,019	1,244	2.25%	226,499	1,428	2.56%

Total interest-bearing deposits	387,021	1,443	1.50%	380,936	1,740	1.85%

Fed funds purchased	0	—	0.00%	—	0	0.00%
Repurchase agreements	1,021	1	0.40%	845	1	0.50%
Subordinated debt	7,155	42	2.35%	7,155	34	1.94%
FHLB advances	50,000	402	3.24%	55,000	408	3.01%

Total interest-bearing liabilities	445,197	1,888	1.71%	443,936	2,183	1.99%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	44,327			41,297
Other liabilities	1,724			2,053

Total liabilities	46,051			41,489
Shareholders’ equity	41,003			43,806

Total liabilities and shareholders’ equity	$532,251			$531,092

Net interest income		$4,095			$4,198

Interest rate spread			3.07%			3.06%

Net interest margin			3.27%			3.33%

Ratio of average interest earning assets to average interest-bearing liabilities			113.23%			115.33%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

Noninterest Income

Total noninterest income was $340 thousand for the first quarter of 2012, compared to $221 thousand for the same period of 2011. Fees on deposits increased 14.47% to $87 thousand for the first quarter of 2012 compared to $76 thousand for the comparable period in 2011. Gain on sale of securities increased $6 thousand to $27 thousand for the three months ended March 31, 2012 compared to $21 thousand for the comparable period in 2011. Other noninterest income increased $102 thousand for the first quarter of 2012 to $226 thousand compared to $124 thousand for the same period of 2011. This increase is due primarily to increases in bank owned life insurance cash surrender value of life insurance.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expenses for the first quarter of 2012 totaled $3.4 million, an increase of $394 thousand, compared to $3.0 million for the same period in 2011. The primary cause of the increase was salaries and employee benefits of $311 thousand to $1.7 million for the three months ended March 31, 2012 compared to $1.4 million for the same period in 2011. The Company added a Compliance officer, an additional lending officer and a controller during the 2012 period. In addition, a mortgage operation was started during the third quarter of 2011 resulting in salary and benefit costs of approximately $158 thousand during the three months ended March 31, 2012 that were not present in the three months ended March 31, 2011. Write-downs and losses on OREO expense increased $96 thousand to $124 thousand for the three months ended March 31, 2012, from $28 thousand for the three months ended March 31, 2011 resulting from additional adjustments for proper valuation of the OREO portfolio. Favorable results were achieved in the FDIC assessment of $92 thousand from $274 thousand for the three months ended March 31, 2011 to $182 thousand for the three months ended March 31, 2012 due to the FDIC’s change in the calculation of the assessment.

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

The effective tax rate for the three months ended March 31, 2012 and 2011 was 2.6% and 28.2%, respectively.

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

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest, and OREO, were $22.8 million at March 31, 2012, down from $23.3 million at March 31, 2011. This decrease reflects recognition of losses on several nonaccrual loans and properties included in other real estate owned. At December 31, 2011, nonperforming assets totaled $25.3 million. Nonperforming assets are composed largely of loans secured by real estate and repossessed properties in our OREO portfolio. At the end of the first quarter, OREO was $6.4 million, up from $2.7 million at March 31, 2011 and down from $7.6 million at December 31, 2011. At March 31, 2012, there were $3.5 million of troubled debt restructurings that were performing loans.

Nonaccrual loans were $16.4 million at March 31, 2012, continuing to decrease from $20.5 million at March 31, 2011 and $17.7 million at December 31, 2011. The fluctuation reflects the continued efforts by the Company to decrease nonaccruals in a challenging economic environment.

Loan charge-offs, less recoveries, amounted to $1.8 million for the first quarter of 2012 compared to $1.2 million for the first quarter of 2011. For the first quarter of 2012, the provision for loan losses was $565 thousand compared to $700 thousand for the first quarter of 2011, and compared to $868 thousand for the fourth quarter of 2011. With the level of real estate secured debt and the decreased nonperforming assets, management is confident that we can successfully manage through the economic downturn. We anticipate continued provision expenses as the asset quality dictates the need.

Loans past due 30 to 89 days continues to drop and stood at $3.0 million at the end of the first quarter of 2012 compared to $6.5 million at the end of the first quarter of 2011, a $3.5 million or 53.8% reduction in those balances.

Although the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $8.0 million at March 31, 2012 compared to $10.6 million at March 31, 2011 and $9.3 million at December 31, 2011. The ratio of the allowance for loan losses to total loans outstanding at March 31, 2012 was 2.13% compared to 2.51% at December 31, 2011 and 2.69% at March 31, 2011.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

	March 31,	December 31,	March 31,
	2012	2011
	(Dollars in thousands)
Nonaccrual loans	$16,410	$17,691	$20,518
Loans past due 90 days and accruing interest	—	—	41

Total nonperforming loans	16,410	17,691	20,559
Other real estate owned	6,369	7,646	2,739

Total nonperforming assets	$22,779	$25,337	$23,298

Allowance for loan losses to period end loans	2.13%	2.51%	2.69%
Nonperforming assets to total loans & OREO	5.97%	6.71%	5.89%
Nonperforming assets to total assets	4.30%	4.68%	4.40%
Allowance for loan losses to nonaccrual loans	48.76%	52.41%	51.52%

Allowance for loan losses
Beginning balance	$9,271	$9,025	$11,036
Provision for loan losses	565	868	700
Net charge-offs	1,834	622	1,166

Ending balance	$8,002	$9,271	$10,570

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

At March 31, 2012, cash and cash equivalents totaled $21.4 million. Investment securities not pledged totaled $93.4 million, for a total of 17.6% of total assets, which management believe is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including unused unsecured federal funds facilities with three banks totaling $22.5 million and unused available term loans through the FHLB totaling $23.9 million.

Total liquidity and other alternative sources of liquidity totaled $161.2 million at March 31, 2012 if fully utilized, which represents 37.7% of total assets.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2012, pre-approved but unused lines of credit for loans totaled approximately $51.3 million. In addition, we had approximately $5.7 million in financial and performance standby letters of credit at March 31, 2012. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualifies as Tier 1 capital. First Capital Bank’s ratios exceed regulatory requirements. As of March 31, 2012, the Company had a Tier 1 risk-based capital ratio of 11.44% and a Total risk-based capital ratio of 13.00%. At December 31, 2011 these ratios were 11.60% and 13.17%, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.	CONTROLS AND PROCEDURES

Based upon an evaluation as of March 31, 2012 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – None to report

Item 1A.	Risk Factors – Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None to report

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed November 13, 2006)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed May 22, 2007)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

3.4	Articles of Amendment to the Company’s Articles of Incorporation, designation the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 6, 2009)

3.5	Articles of Amendment to the Company’s Articles of Incorporation, increasing the number of authorized shares of Common Stock to 30,000,000 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on September 3, 2010)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009)

4.3	Warrant to Purchase Shares of Common Stock, dated April 3, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2012.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2012.

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2012.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2012.

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

99.3	Certification of John M. Presley Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.3 of Form 10-K filed on March 31, 2011).

99.4	Certification of William W. Ranson Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.4 of Form 10-K filed on March 31, 2011).

101	The following materials from the Company’s 10-Q Report for the quarter ended March 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operation, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (1)

(1)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date: May 14, 2012	By:	/s/ John M. Presley
John M. Presley
Managing Director and Chief Executive Officer

	By:	/s/ William W. Ranson
William W. Ranson
Executive Vice President &
Chief Financial Officer