Form 10-Q
period 2012-06-30
FIRST CAPITAL BANCORP, INC.
filed 2012-08-14
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

11,884,682 shares of Common Stock, par value $4.00 per share, were outstanding at August 13, 2012.

iii

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2012	2011
	(Unaudited)	(*)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$10,799	$9,187
Interest-bearing deposits in other banks	7,976	41,172
Investment securities:
Available for sale, at fair value	93,114	84,035
Held to maturity, at cost	2,882	2,884
Restricted, at cost	4,500	4,597
Loans held for sale	1,826	1,366
Loans, net of allowance for losses of $7,253 in 2012 and $9,271 in 2011	361,712	360,969
Other real estate owned	4,787	7,646
Premises and equipment, net	11,163	11,273
Accrued interest receivable	1,749	1,689
Bank owned life insurance	9,084	8,917
Deferred tax asset	7,439	3,822
Prepaid FDIC premiums	1,132	1,482
Other assets	2,369	2,651

Total assets	$520,532	$541,690

LIABILITIES
Deposits
Noninterest-bearing	$53,468	$46,426
Interest-bearing	384,949	393,773

Total deposits	438,417	440,199

Securities sold under repurchase agreements	926	1,608
Subordinated debt	7,155	7,155
Federal Home Loan Bank advances	25,000	50,000
Accrued expenses and other liabilities	3,424	2,045

Total liabilities	474,922	501,007

STOCKHOLDERS’ EQUITY
Preferred stock, See Note 10	22	44
Common stock, See Note 11	47,539	11,885
Additional paid-in capital	5,521	29,695
Retained deficit	(9,417)	(1,942)
Warrants	661	661
Discount on preferred stock	(118)	(303)
Accumulated other comprehensive income, net of tax	1,402	643

Total stockholders’ equity	45,610	40,683

Total liabilities and stockholders’ equity	$520,532	$541,690

See notes to consolidated financial statements.

*	Derived from audited, consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Interest and dividend income
Loans	$5,122	$5,368	$10,268	$10,893
Investments:
Taxable interest income	551	496	1,104	1,069
Tax exempt interest income	66	145	140	301
Dividends	35	32	69	58
Interest bearing deposits	11	15	23	30

Total interest income	5,785	6,056	11,604	12,351

Interest expense
Deposits	1,378	1,672	2,822	3,411
FHLB advances	388	412	791	820
Subordinated debt and other borrowings	38	34	80	70

Total interest expense	1,804	2,118	3,693	4,301

Net interest income	3,981	3,938	7,911	8,050
Provision for loan losses	8,310	3,147	8,875	3,847

Net interest (expense)/income after provision for loan losses	(4,329)	791	(964)	4,203

Noninterest income
Fees on deposits	99	82	186	157
Gain on sale of securities	—	623	27	644
Other	289	135	514	259

Total noninterest income	388	840	727	1,060

Noninterest expenses
Salaries and employee benefits	2,101	1,583	3,830	3,002
Occupancy expense	192	208	391	413
Data processing	214	196	419	383
Professional services	165	224	318	361
Advertising and marketing	68	64	107	109
FDIC assessment	184	278	366	552
Virginia franchise tax	(43)	135	2	270
Loss on sale and write down of other real estate owned	1,519	293	1,643	320
Depreciation	157	152	316	302
FHLB prepayment penalty	2,755	—	2,755	—
Other	582	594	1,139	1,017

Total noninterest expense	7,894	3,727	11,286	6,729

Net loss before income taxes	(11,835)	(2,096)	(11,523)	(1,466)
Income tax benefit	(4,056)	(755)	(4,048)	(577)

Net loss	(7,779)	(1,341)	(7,475)	(889)

Effective dividend on preferred stock	156	170	327	340
Net loss allocable to common stockholders	(7,935)	(1,511)	(7,802)	(1,229)

Basic and diluted net loss per common share	$(0.99)	$(0.51)	$(1.42)	$(0.41)

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income/(Loss)

Three Months and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)

Net loss	$(7,779)	$(1,341)	$(7,475)	$(889)
Other comprehensive income:
Investment securities:
Unrealized holding gains on investment securities available for sale	395	1,462	1,177	1,918
Tax effect	(134)	(497)	(400)	(652)
Reclassification of gains recognized in net income	—	(623)	(27)	(644)
Tax effect	—	212	9	219

Total other comprehensive income	261	554	759	841

Comprehensive loss	$(7,518)	$(787)	$(6,716)	$(48)

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2012 and 2011

(Unaudited)

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Warrants	Discount on Preferred Stock	Accumulated Other Comprehensive Income	Total

Balances December 31, 2010	$44	$11,885	$29,739	$1,644	$661	$(435)	$137	$43,675
Net loss	—	—	—	(889)	—	—	—	(889)
Other comprehensive income	—	—	—	—	—	—	841	841
Preferred stock dividend	—	—	—	(274)	—	—	—	(274)
Accretion of discount on preferred stock	—	—	—	(66)	—	66	—	—
Stock based compensation	—	—	60	—	—	—	—	60

Balances June 30, 2011	$44	$11,885	$29,799	$415	$661	$(369)	$978	$43,413

Balances December 31, 2011	$44	$11,885	$29,695	$(1,942)	$661	$(303)	$643	$40,683
Net loss	—	—	—	(7,475)	—	—	—	(7,475)
Other comprehensive income	—	—	—	—	—	—	759	759
Preferred stock dividend	—	—	(266)	—	—	—	—	(266)
Accretion of discount on preferred stock	—	—	(61)	—	—	61	—	—
Stock based compensation	—	—	56	—	—	—	—	56
Redemption of preferred stock	(22)	—	(5,627)	—	—	124	—	(5,525)
Proceeds from issuance of 8.9 million shares of common stock, net of costs	—	35,654	(18,276)	—	—	—	—	17,378

Balances June 30, 2012	$22	$47,539	$5,521	$(9,417)	$661	$(118)	$1,402	$45,610

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(7,475)	$(889)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	8,875	3,847
Depreciation of premises and equipment	316	302
Net amortization of bond premiums/discounts	517	360
Stock based compensation expense	56	60
Deferred income taxes	(4,008)	(166)
Gain on sale of securities	(27)	(644)
Gain on loans sold	(93)	—
Loss on sale and write-down of other real estate owned	1,643	320
Increase in cash surrender value of bank owned life insurance	(167)	(46)
Proceeds from sale of loans held for sale	13,742	—
Origination of loans held for sale	(14,109)	—
(Increase) decrease in other assets	632	(433)
Decrease (increase) in accrued interest receivable	(60)	333
Increase in accrued expenses and other liabilities	1,379	925

Net cash provided by operating activities	1,221	3,969

Cash flows from investing activities
Proceeds from maturities and calls of securities	2,050	5,000
Proceeds from paydowns of securities available-for-sale	5,858	6,064
Purchase of securities available-for-sale	(17,338)	(25,560)
Proceeds from sale of securities available-for-sale	1,013	25,509
Proceeds from sale of other real estate owned	1,327	880
Purchase bank owned life insurance	—	(8,249)
Purchase of FHLB Stock	(9)	(9)
Purchase of Federal Reserve Stock	(3)	(2)
Redemption of FHLB Stock	109	—
Purchases of premises and equipment	(206)	(200)
Net (increase) decrease in loans	(9,729)	3,684

Net cash (used in) provided by investing activities	(16,928)	7,117

Cash flows from financing activities
Net decrease in deposits	(1,782)	(10,988)
Repayments to FHLB, net of borrowings	(25,000)	—
Dividends on preferred stock	(266)	(274)
Cash paid for TARP preferred stock redemption	(5,525)	—
Proceeds from issuance of additional stock under rights offering, net of associated offering costs	17,378	—
Net (decrease) increase in repurchase agreements	(682)	66

Net cash used in financing activities	(15,877)	(11,196)

Net decrease in cash and cash equivalents	(31,584)	(110)
Cash and cash equivalents, beginning of period	50,359	32,367

Cash and cash equivalents, end of period	$18,775	$32,257

Supplemental disclosure of cash flow information
Interest paid during the period	$3,779	$4,302

Taxes paid during the period	$—	$575

Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$111	$6,120

Unrealized gain on securities available for sale, net of tax	$759	$841

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

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

The Company conducts all of its business activities through the branch offices of its wholly owned subsidiary bank, First Capital Bank. First Capital Bank created RE1, LLC, and RE2, LLC, wholly owned Virginia limited liability companies in 2008 and 2011 respectively, for the sole purpose of taking title to property acquired in lieu of foreclosure. RE1, LLC and RE2, LLC have been consolidated with First Capital Bank. The Company exists primarily for the purpose of holding the stock of the Bank, and such other subsidiaries as it may acquire or establish.

The Company has one other wholly owned subsidiary, FCRV Statutory Trust 1 (the “Trust”), a Delaware Business Trust that was formed in connection with the issuance of trust preferred debt in September, 2006. Pursuant to current accounting standards, the Company does not consolidate the Trust.

In management’s opinion the accompanying unaudited consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June 30, 2012 and December 31, 2011 and for the three and six month periods ended June 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. Results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

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

Note 3 – Loss per share

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

The basic and diluted loss per share calculations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(dollars shown in thousands,		(dollars shown in thousands,
	except per share amounts)		except per share amounts)
	2012	2011	2012	2011

Net loss allocable to common stockholders	$(7,935)	$(1,511)	$(7,802)	$(1,229)
Weighted average number of shares outstanding	7,967	2,971	5,469	2,971

Loss per common share – basic	$(0.99)	$(0.51)	$(1.42)	$(0.41)

Effect of dilutive securities:

Weighted average number of shares outstanding	7,967	2,971	5,469	2,971
Effect of stock options and warrants	—	—	—	—

Diluted average shares outstanding	7,967	2,971	5,469	2,971

Loss per common share – assuming dilution	$(0.99)	$(0.51)	$(1.42)	$(0.41)

The Company has excluded 1.1 million options and warrants and 1.2 million options and warrants for the three and six months ended June 30, 2012 and 349 thousand options and 393 thousand options for the three and six months ended June 30, 2011 from the calculation of diluted earnings per share as they were anti-dilutive due to the Company’s net loss in all periods.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

During the second quarter of 2012, the Company raised approximately $17.8 million, net of fees and costs, through a rights offering. As a result of the rights offering, approximately 8.9 million shares of common stock were issued. Consequently, the average weighted shares of common stock increased from 3.0 million shares for the quarter ended June 30, 2011 to 8.0 million shares for the quarter ended June 30, 2012. In connection with the rights offering, the Company distributed 8.9 million warrants to purchase one-half of a share of common stock for $2.00 per whole share.

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

There were no stock options granted during the three and six month periods ended June 30, 2012.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	2011
	Second Qtr	First Qtr
Dividend yield	0.00%	0.00%
Expected life in years	6	6
Expected volatility	51.77%	51.77%
Risk-free interest rate	2.54%	2.87%
Weighted average fair value per option granted	$1.45	$1.35

The stock based compensation, in thousands, expensed during the three and six months ended June 30, 2012 was $28 and $56 and expensed during the three and six months ended June 30, 2011 was $42 thousand and $60 thousand, respectively. Expensed amounts are included in salaries and employee benefits.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities are as follows:

	June 30, 2012
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$999	$7	$—	$1,006
Mortgage-backed securities	13,634	494	3	14,125
Corporate bonds	16,839	7	333	16,513
CMO securities	42,629	1,026	4	43,651
State and political subdivisions – taxable	12,351	752	17	13,086
State and political subdivisions – tax exempt	3,145	153	—	3,298
SBA – Guarantee portion	1,394	41	—	1,435

	$90,991	$2,480	$357	$93,114

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$1,998	$7	$4	$2,001
Mortgage-backed securities	15,484	424	—	15,908
Corporate bonds	15,472	3	781	14,694
CMO securities	37,803	919	—	38,722
State and political subdivisions – taxable	6,490	256	23	6,723
State and political subdivisions – tax exempt	4,203	131	—	4,334
SBA – Guarantee portion	1,610	43	—	1,653

	$83,060	$1,783	$808	$84,035

	June 30, 2012
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,882	$282	$—	$3,164

	$2,882	$282	$—	$3,164

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,884	$237	$5	$3,116

	$2,884	$237	$5	$3,116

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

The Company conducts an assessment of its securities portfolio for OTTI consideration during each quarter. The assessment considers factors such as external credit ratings, delinquency ratios, market price, management’s judgment,

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

expectations of future performance and relevant industry research and analysis. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses and the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses. Management’s assessment for the current quarter ended June 30, 2012 resulted in no recognition of OTTI.

The following table details unrealized losses and related fair values in the Company’s available-for-sale investment securities portfolios. All unrealized losses on investment securities are a result of volatility in the market during 2012 and 2011. At June 30, 2012, 17 out of 137 securities we held had fair values less than amortized cost primarily in municipal securities and corporate bonds. At June 30, 2011, 16 out of 125 securities we held had fair values less than amortized cost primarily in municipal securities and corporate bonds. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses and the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses. This information is aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	1,004	3	—	—	1,004	3
Corporate bonds	5,762	233	9,245	100	15,007	333
CMO securities	940	4	—	—	940	4
State & political subdivisions-taxable	1,281	17	—	—	1,281	17
State & political subdivisions-tax exempt	—	—	—	—	—	—
SBA	—	—	—	—	—	—

All securities	$8,987	$257	$9,245	$100	$18,232	$357

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Assets:
U.S. Government agencies	$996	$4	$—	$—	$996	$4
Mortgage-backed securities	—	—	—	—	—	—
Corporate bonds	13,220	755	473	26	13,693	781
CMO securities	916	—	—	—	916	—
State & political subdivisions-taxable	1,070	23	—	—	1,070	23
State & political subdivisions-tax exempt	—	—	—	—	—	—
SBA	—	—	—	—	—	—

All securities	$16,202	$782	$473	$26	$16,675	$808

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

Restricted equity securities consist primarily of Federal Home Loan Bank of Atlanta stock in the amount of $3.5 million and $3.3 million as of June 30, 2012 and December 31, 2011, respectively, and Federal Reserve Bank stock in the amount of $1.3 million at both June 30, 2012 and December 31, 2011. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of its outstanding capital.

Securities with a market value of approximately $3.5 million and $14.5 million were pledged as collateral at June 30, 2012 and December 31, 2011, respectively, to secure purchases of federal funds, repurchase agreements, and collateral for customer’s deposits.

Note 6 – Loans

Major classifications of loans are as follows:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Real estate
Residential	$130,093	$127,541
Commercial	144,359	142,989
Residential Construction	8,946	9,712
Other Construction, Land
Development & Other Land	40,412	48,637
Commercial	42,252	37,922
Consumer	2,788	3,250

Total loans	368,850	370,051
Less:
Allowance for loan losses	7,253	9,271
Net deferred costs	115	189

Loans, net	$361,712	$360,969

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

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

Activity in the allowance for loan losses for the six months ended is as follows:

	June 30,
	2012	2011
	(Dollars in thousands)

Balance, beginning of period	$9,271	$11,036
Provision for loan losses	8,875	3,847
Recoveries	99	818
Charge-offs	(10,992)	(5,548)

Balance, end of period	$7,253	$10,153

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period	1.97%	2.65%

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

The following table presents activity in the allowance for loan losses by portfolio segment:

	Three Months Ended
	Real Estate
	Residential	Commercial	Residential Construction	Other Construction Land Devel. & Other Land	Commercial	Consumer	Total
	(Dollars in thousands)

Balance, April 1, 2012	$3,308	$1,453	$650	$1,317	$1,253	$21	$8,002
Provision for loan losses	674	4,283	971	1,854	528	—	8,310
Recoveries	1	—	—	8	—	—	9
Charge-offs	(1,403)	(2,580)	(1,418)	(2,702)	(965)	—	(9,068)

Balance, June 30, 2012	$2,580	$3,156	$203	$477	$816	$21	$7,253

Balance, April 1, 2011	$3,236	$760	$477	$4,244	$1,831	$21	$10,569
Provision for loan losses	862	400	400	863	622	—	3,147
Recoveries	6	—	—	800	5	—	811
Charge-offs	(549)	(63)	(222)	(2,950)	(590)	—	(4,374)

Balance, June 30, 2011	$3,555	$1,097	$655	$2,957	$1,868	$21	$10,153

	Six Months Ended
	Real Estate
	Residential	Commercial	Residential Construction	Other Construction Land Devel. & Other Land	Commercial	Consumer	Total
	(Dollars in thousands)
Balance, January 1, 2012	$3,680	$1,375	$650	$2,175	$1,370	$21	$9,271
Provision for loan losses	1,239	4,283	971	1,854	528	—	8,875
Recoveries	4	78	—	17	—	—	99
Charge-offs	(2,343)	(2,580)	(1,418)	(3,569)	(1,082)	—	(10,992)

Balance, June 30, 2012	$2,580	$3,156	$203	$477	$816	$21	$7,253

Balance, January 1, 2011	$3,431	$760	$494	$4,299	$2,031	$21	$11,036
Provision for loan losses	1,162	400	400	863	1,022	—	3,847
Recoveries	13	—	—	800	5	—	818
Charge-offs	(1,051)	(63)	(239)	(3,005)	(1,190)	—	(5,548)

Balance, June 30, 2011	$3,555	$1,097	$655	$2,957	$1,868	$21	$10,153

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

The following table presents the aging of unpaid principal in loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	30-89 Day Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
	(Dollars in thousands)
Real estate
Residential	$790	$—	$2,420	$126,883	$130,093
Commercial	148	—	911	143,300	144,359
Residential Construction	250	—	1,395	7,301	8,946
Other Construction, Land
Development & Other Land	—	—	4,380	36,032	40,412
Commercial	—	—	672	41,580	42,252
Consumer	—	—	—	2,788	2,788

Total	$1,188	$—	$9,778	$357,884	$368,850

	December 31, 2011
	30-89 Day Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
	(Dollars in thousands)
Real estate
Residential	$1,334	$—	$6,410	$119,797	$127,541
Commercial	132	—	2,909	139,948	142,989
Residential Construction	250	—	748	8,714	9,712
Other Construction, Land
Development & Other Land	—	—	5,803	42,834	48,637
Commercial	470	—	1,114	36,338	37,922
Consumer	90	—	707	2,453	3,250

Total	$2,276	$—	$17,691	$350,084	$370,051

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

The following table provides details of the Company’s loan portfolio internally assigned grade at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate
Residential	$112,253	$13,590	$4,250	$—	$—	$130,093
Commercial	124,424	16,935	3,000	—	—	144,359
Residential Construction	2,466	4,002	2,478	—	—	8,946
Other Construction, Land
Development & Other Land	20,018	12,636	7,758	—	—	40,412
Commercial	39,193	1,794	1,265	—	—	42,252
Consumer	2,580	128	80	—	—	2,788

Total	$300,934	$49,085	$18,831	$—	$—	$368,850

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate
Residential	$112,070	$5,549	$9,922	$—	$—	$127,541
Commercial	127,916	8,064	7,009	—	—	142,989
Residential Construction	1,954	3,582	4,176	—	—	9,712
Other Construction, Land
Development & Other Land	19,460	14,551	14,626	—	—	48,637
Commercial	33,084	3,076	1,762	—	—	37,922
Consumer	2,316	137	797	—	—	3,250

Total	$296,800	$34,959	$38,292	$—	$—	$370,051

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

June 30, 2012

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

The loan risk rankings were updated for the quarter ended June 30, 2012 on June 11 and 12. The loan risk rankings were updated for the year ended December 31, 2011 on December 13, 14, and 15.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

The following table provides details regarding impaired loans by segment and class at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance:
Real estate
Residential	$2,601	$3,170	$—	$4,013	$4,168	$—
Commercial	911	3,738	—	291	303	—
Residential Construction	2,595	3,284	—	1,772	1,785	—
Other Construction, Land Development & Other Land	6,448	15,872	—	4,747	7,519	—
Commercial	672	1,500	—	294	300	—
Consumer	—	—	—	707	707	—

Total	$13,227	$27,564	$—	$11,824	$14,782	$—

With an allowance:
Real estate
Residential	$—	$—	$—	$2,580	$3,619	$787
Commercial	—	—	—	2,618	3,336	818
Residential Construction	—	—	—	—	—	—
Other Construction, Land Development & Other Land	—	—	—	4,659	4,969	1,450
Commercial	—	—	—	821	848	250
Consumer	—	—	—	—	—	—

Total	$—	$—	$—	$10,678	$12,772	$3,305

Total
Real estate
Residential	$2,601	$3,170	$—	$6,593	$7,787	$787
Commercial	911	3,738	—	2,909	3,639	818
Residential Construction	2,595	3,284	—	1,772	1,785	—
Other Construction, Land Development & Other Land	6,448	15,872	—	9,406	12,488	1,450
Commercial	672	1,500	—	1,115	1,148	250
Consumer	—	—	—	707	707	—

Total	$13,227	$27,564	$—	$22,502	$27,554	$3,305

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

The following table provides details of the balance of the allowance for loan losses and the recorded investment in financing receivables by impairment method for each loan portfolio segment:

	Real Estate
	Residential	Commercial	Residential Construction	Other Construction, Land Devel. & Other Land	Commercial	Consumer	Total
	(Dollars in thousands)
June 30, 2012
Allowance for loan losses, evaluated
Individually	$—	$—	$—	$—	$—	$—	$—
Collectively	2,580	3,156	203	477	816	21	7,253

Total ending allowance	$2,580	$3,156	$203	$477	$816	$21	$7,253

Loans, evaluated
Individually	$2,601	$911	$2,595	$6,448	$672	$—	$13,227
Collectively	127,492	143,448	6,351	33,964	41,580	2,788	355,623

Total ending loans	$130,093	$144,359	$8,946	$40,412	$42,252	$2,788	$368,850

December 31, 2011
Allowance for loan losses, evaluated
Individually	$787	$818	$—	$1,450	$250	$—	$3,305
Collectively	2,893	557	650	725	1,120	21	5,966

Total ending allowance	$3,680	$1,375	$650	$2,175	$1,370	$21	$9,271

Loans, evaluated
Individually	$6,593	$2,909	$1,772	$9,406	$1,115	$707	$22,502
Collectively	120,948	140,080	7,940	39,231	36,807	2,543	347,549

Total ending loans	$127,541	$142,989	$9,712	$48,637	$37,922	$3,250	$370,051

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Interest	Average	Interest	Average
	Income	Recorded	Income	Recorded
	Recognized	Investment	Recognized	Investment
	(Dollars in thousands)		(Dollars in thousands)

Real estate
Residential	$35	$2,745	$20	$2,709
Commercial	20	1,023	20	1,030
Residential Construction	12	2,609	42	2,553
Other Construction, Land Development & Other Land	78	6,719	164	6,749
Commercial	—	702	(4)	705
Consumer	—	—	—	—

Total	$145	$13,798	$242	$13,746

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
Real estate
Residential	$103	$9,190	$155	$9,186
Commercial	—	303	20	303
Residential Construction	10	816	26	816
Other Construction, Land Development & Other Land	57	13,539	330	13,536
Commercial	41	4,711	37	4,746
Consumer	—	—	—	—

Total	$211	$28,559	$568	$28,587

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

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

As of June 30, 2012 and December 31, 2011, there were no available commitments outstanding for troubled debt restructurings.

The following tables present troubled debt restructurings as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Total Number of Contracts	Accrual Status	Nonaccrual Status	Total Modifications
	(Dollars in thousands)

Real estate
Residential	2	$181	$191	$372
Commercial	—	—	—	—
Residential Construction	1	1,200	—	1,200
Other Construction, Land Development & Other Land	4	2,068	299	2,367
Commercial	—	—	—	—
Consumer	—	—	—	—

Total	7	$3,449	$490	$3,939

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

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

There were no newly restructured loans that occurred during the three or six months ended June 30, 2012 or 2011. The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and six month periods ended June 30, 2012 or 2011.

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Real estate
Residential	1	$286	—	$—
Commercial	—	—	—	—
Residential Construction	—	—	—	—
Other Construction, Land Development & Other Land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

Total	1	$286	—	$—

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Real estate
Residential	1	$286	—	$—
Commercial	—	—	—	—
Residential Construction	—	—	—	—
Other Construction, Land Development & Other Land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

Total	1	$286	—	$—

Note 7 – Other Real Estate Owned

Changes in other real estate owned were as follows for the six months ended June 30, 2012 and 2011 in thousands:

	Six Months Ended June 30,
	2012	2011
	(dollars in thousands)

Beginning Balance	$7,646	$2,615
Additions	111	6,120
Sales	(1,327)	(1,001)
Write-downs	(1,643)	(200)

Balance June 30	$4,787	$7,534

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

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011. Securities identified in Note 3 as restricted securities including stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank are excluded from the table below since there is not ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB changes in certain portions of our capital.

	June 30, 2012
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Assets:

Available-for-sale securities	$—	$93,114	$—	$93,114

	December 31, 2011
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Assets:

Available-for-sale securities	$—	$84,035	$—	$84,035

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

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

Held-to-maturity securities: Securities held to maturity are recorded at amortized cost. Fair value measurement is based upon quoted market prices, when available (Level 1). In quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). We obtain a single quote for all securities. Quotes for all of our securities are provided by our securities accounting and safekeeping correspondent bank. We perform a review of pricing data by comparing prices received from third party vendors to the previous month’s quote for the same security and evaluate any substantial changes.

Other Real Estate Owned: Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell and the discount to reflect current market conditions ranged from 0% to 30% for each of the respective periods. We believe the fair value component in our valuation of OREO follows the provisions of accounting standards.

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods.

	June 30, 2012
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Impaired loans	$—	$—	$13,227	$13,227
Loans held for sale	—	1,826	—	1,826
Held-to-maturity securities	—	3,164	—	3,164
Other real estate owned	—	—	4,787	4,787

Total	$—	$4,990	$18,014	$23,004

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

	December 31, 2011
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Impaired loans	$—	$—	$19,197	$19,197
Loans held for sale	—	1,366	—	1,366
Held-to-maturity securities	—	3,116	—	3,116
Other real estate owned	—	—	7,646	7,646

Total	$—	$4,482	$26,843	$31,325

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and due from banks – The carrying amounts of cash and due from banks approximate their fair value.

Available-for-sale and held-to-maturity securities – Fair values measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity, the fair value reflects the Company’s assumptions about what market participants would use and information that is reasonably available under the circumstances without undue cost or effort (Level 3). The carrying value of restricted Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at June 30, 2012 and December 31, 2011 are current market rates for their respective terms and associated credit risk.

Loans held for sale – Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential real estate, owner occupied loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different from cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended June 30, 2012 and December 31, 2011. Gains and losses on the sale of loans are recorded within income on the Consolidated Statements of Operations.

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

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

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

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at June 30, 2012 and December 31, 2011.

The estimated fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$18,775	$18,775	$50,359	$50,359
Investment securities	95,996	96,319	86,919	87,151
Loans receivable, net	361,712	370,546	360,969	369,843
Loans held for sale	1,826	1,826	1,366	1,373
Accrued interest	1,749	1,749	1,689	1,689

Financial liabilities
Deposits	$438,417	$447,313	$440,199	$446,429
FHLB advances	25,000	26,203	50,000	53,496
Subordinated debt	7,155	3,650	7,155	3,600
Repurchase agreements	926	926	1,608	1,608

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

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

June 30, 2012

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

On December 23, 2011, the FASB issued ASI No. 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. The ASU amends current guidance to allow a company to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the financial statements. Companies are still required to adopt the other requirements found in ASU 2011-05. The Company implemented the provisions of ASU No. 2011-05 by reporting a separate statement of comprehensive income for the three month and six month periods ended June 30, 2012 and 2011.

On July 27, 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. Under former guidance, an organization was required to test an indefinite-lived intangible asset for impairment on at least an annual basis by comparing the fair value of the asset with its carrying amount. The ASU is effective for annual and interim impairment tests beginning on or after September 15, 2012. The Company has not implemented this ASU to date.

Note 10 – Redemption of TARP Preferred Stock

On June 14, 2012, the U. S. Department of the Treasury priced its secondary public offering of all 10,958 shares of the Preferred Stock. The Company successfully bid for the purchase of 5,427 shares of the Preferred Stock for a total purchase price of $5.0 million, plus accrued and unpaid dividends on the Preferred Stock from and including May 15, 2012 to the settlement date, June 19, 2012. The book value of the Preferred Stock retired was $5.4 million. As a result of its successful bid in the offering, the Company retired 5,427 shares of its original 10,958 shares of Preferred Stock on June 19, 2012. None of the remaining shares of the outstanding Preferred Stock are held by U. S. Treasury, though the common stock purchase warrants associated with the TARP program remain with the U. S. Treasury.

The repurchase of $5.4 million in stated value of the Preferred Stock at a discount of 8.0% (or an actual cost of $5.0 million) resulted in a one-time adjustment to capital totaling $5.4 million offset by the accretion of $124 thousand in Preferred Stock Discount and expenses related to the transaction approximating $215 thousand. The result is a net decrease in capital of approximately $5.1 million.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

As a result of our participation in the TARP program, among other things, the Company was subject to the Treasury’s current standards for executive compensation and corporate governance for the periods during which Treasury held the Preferred Shares, including the second quarter of 2012. These standards were most recently set forth in the Interim Final Rule of TARP Standards for Compensation and Corporate Governance, published June 15, 2009. Because Treasury sold all of the Preferred Shares in the auction, these standards are no longer applicable.

The Preferred Shares have a $4.00 par value, with $1,000 liquidation preference. With 2,000,000 authorized shares, at June 30, 2012 and December 31, 2011, there were 5,531 and 10,958 shares outstanding, respectively. In connection with the Preferred Shares, the Company has 251 thousand warrants to purchase one common share per warrant for $6.55 per share at June 30, 2012.

Note 11 – Common Stock

On May 11, 2012, the Company completed its rights offering and its offering of shares to a standby investor. Stockholders exercised subscription rights to purchase 4.0 million shares offered at a subscription price of $2.00 per share, and Kenneth R. Lehman, a private investor from Arlington, Virginia, purchased 4.9 million shares at the subscription price of $2.00 per share. In total, the Company raised gross proceeds of $17.8 million before expenses. The proceeds from the rights offering and the standby purchase were used to invest in the Company’s subsidiary, First Capital Bank, to bolster its regulatory capital ratios and for general corporate purposes.

The Common Stock has a $4.00 par value. With 30,000,000 authorized shares, at June 30, 2012 and December 31, 2011, there were 11,884,682 and 2,971,171 shares outstanding, respectively.

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

OVERVIEW

The net loss for the second quarter of 2012 was $7.8 million, and net loss allocable to common shareholders was $7.9 million, or $0.99 per fully diluted share compared to a net loss of $1.3 million, and a net loss allocable to common shareholders of $1.5 million or $0.51 per fully diluted share, in the second quarter of 2011.

From a revenue and cost perspective, income before excluded items, which is a non-GAAP measurement, increased from $721 thousand for the second quarter of 2011 to $1.0 million for the second quarter of 2012. Contributing to the increase was an increase in net interest income of $43 thousand due to a reduction in interest expense and interest bearing liabilities and a $178 thousand benefit in Virginia franchise tax resulting from returns amended to correct an error in a previous filing. The following chart reconciles the above to the net income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income Before Excluded Items (non-GAAP measurement)	$1,049	$721	$2,023	$2,057
Gain on Sale of Securities	—	(623)	(27)	(644)
Provision	8,310	3,147	8,875	3,847
FHLB Prepayment Penalty	2,755	—	2,755	—
Losses and Chargeoffs	1,519	293	1,643	320
Additional Accrual	300	—	300	—

Income Before Taxes	(11,835)	(2,096)	(11,523)	(1,466)
Taxes	(4,056)	(755)	(4,048)	(577)

Net Income	$(7,779)	$(1,341)	$(7,475)	$(889)

The three months ended June 30, 2012 was one of the most active and exciting quarters in the Company’s history. In addition to operating its core business during the quarter, the company successfully closed its $17.8 million rights offering, participated in the United States Treasury’s auction of its TARP securities, was the successful bidder for $5 million of the those securities, implemented the Asset Resolution Plan required in our Standby Purchase Agreement with our standby purchaser and now majority shareholder, Kenneth R. Lehman, and retired $40 million of the Company’s long term debt with the Federal Home Bank of Atlanta.

On May 11, 2012, the Company completed its rights offering and its offering of shares to a standby investor. Stockholders exercised subscription rights to purchase 4.0 million shares offered at a subscription price of $2.00 per share, and Kenneth R. Lehman, a private investor from Arlington, Virginia, purchased 4.9 million shares at the subscription price of $2.00 per share. In total, the Company raised gross proceeds of $17.8 million before expenses. The proceeds from the rights offering and the standby purchase were used to invest in the Company’s subsidiary, First Capital Bank, to bolster its regulatory capital ratios and for general corporate purposes.

Under the Standby Purchase Agreement with Lehman, the Company was required to use all or a portion of the capital raised in the rights offering to significantly change our strategy with respect to up to $50 million of our assets, consisting primarily of other real estate owned, nonperforming loans and performing loans graded substandard or lower. During the quarter, the Company and Lehman identified $33.5 million of nonperforming and performing loans and $5.9 million of other real estate owned as targets under the agreement. We have changed our strategy to accelerate the resolution of these assets prior to December 31, 2013 in accordance with the Standby Purchase Agreement and the Asset Resolution Plan. As a result of this change in strategy, during the second quarter of 2012 nonperforming and performing loans were written down by $7.4 million and other real estate owned was written down $1.2 million. Company management feels that with the actions taken in the second quarter to accelerate the resolution of the identified assets, further significant losses in these portfolios are not expected and the Company is better positioned to be profitable in the future.

These actions had significant positive effects on the Company’s credit statistics. The Bank’s nonperforming assets dropped to $14.6 million or 3.95% of total loans at the end of the second quarter of 2012 compared to $22.8 million or 6.07% of total loans at the end of the first quarter of 2012 and $29.4 million or 7.69% of total loans at the end of the second quarter of 2011. Total adversely classified loans as a percent of Tier One Capital plus the Allowance for Loan Losses fell to 45.2% at the end of the second quarter compared to 72.0% at the end of the first quarter of 2012 and 105.3% at the end of the second quarter of 2011.

On June 13, 2012, the United States Department of the Treasury announced that it priced the secondary public offering of 10,958 shares of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) it held in First Capital Bancorp, Inc. at $920.11 per share. The Company was notified that it was the successful bidder for the purchase of 5,434 shares of the Preferred Stock for a total purchase price of $4,999,877.74, plus accrued and unpaid dividends on the Preferred Stock. The closing of the offering occurred on June 19, 2012. As a result of its successful bid in the offering, the Company retired 5,434 of its original 10,958 of shares of Preferred Stock. The remaining preferred shares of the Preferred Stock were purchased by one or more third parties.

During the second quarter of 2012 the Company retired $40 million of Federal Home Loan Bank of Atlanta advances. The advances had an average interest rate of 3.08% representing an annual cost of approximately $1.2 million. The Company incurred prepayment penalties of approximately $2.8 million during the quarter to retire this debt; however we believe the Company’s earnings and net interest margin will see significant improvement in future periods due to the repayment of this debt.

Financial Condition

Total assets at June 30, 2012 were $520.5 million, down $21.2 million from $541.7 million at December 31, 2011. Net loans outstanding were $361.7 million at June 30, 2012, an increase of $743 thousand compared to the 2011 year-end balance. Deposits decreased by $1.8 million to $438.4 million, down 0.4% from December 31, 2011. Our deposit strategy was focused on decreasing noncore funding sources and single service CD relationships and increasing noninterest-bearing deposit accounts, which were consistent compared to December 31, 2011.

At June 30, 2012, the Company’s investment portfolio totaled $96.0 million, an increase of $9.1 million from $86.9 million at December 31, 2011. Most of the funds that are invested in the Company’s investment portfolio are part of management’s effort to balance interest rate risk, and to provide liquidity and income to the Company. Bank owned life insurance of $8.2 million was purchased during the second quarter of 2011 as an additional investment for the Company and to provide life insurance benefits for senior executives.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents a principal source of earnings for the Company. Net interest income during 2012 to date compared to net interest income for the comparable period of 2011 remains steady at approximately $8 million resulting from the reduction of the loan portfolio being offset by the decline in interest bearing liabilities.

Net interest margin increased 6 basis points for the three months ended June 30, 2012 to 3.29% as compared to 3.23% for the second quarter of 2011, reflecting a decrease in average rate paid on interest-bearing liabilities of 29 basis points from 1.95% for the second quarter of 2011 to 1.67% for the second quarter of 2012. This was offset by a 19 basis point decrease in the average yield on earning assets. The yield on loans, net of discount, was 5.44% and 5.52% for the second quarters of 2012 and 2011, respectively, with the decrease due primarily to decreases in loans outstanding and lower rates during the period. The average yield on investments decreased from 3.56% for the second quarter of 2011 to 2.76% for the second quarter of 2012 while average balances in investments increased from $84.1 million for the second quarter of 2011 to $99.6 million for the second quarter of 2012. Average fed funds sold, which were earning 0.23% for the second quarters of 2011 and 2012, decreased from $26.0 million at the end of the second quarter of 2011 to $19.0 million at the end of the second quarter 2012. The average balance of interest bearing deposits increased from $372.1 million at the end of the second quarter of 2011 to $378.5 million at the end of the second quarter of 2012.

For the three months ended June 30, 2012, net interest income was up $43 thousand from $3.9 million for the second quarter of 2011 to $4.0 million for the second quarter of 2012. This increase was due to the disproportionate reduction in rates on interest bearing liabilities compared to the rate on earning assets.

Total interest and fees on loans, the largest component of net interest income, decreased $247 thousand or 4.6 % to $5.1 million during the second quarter of 2012 compared to $5.4 million for the same period in 2011 primarily due to decreases in loans outstanding since June 30, 2011.

Interest expense on deposits decreased $293 thousand to $1.4 million, or 17.5% for the second quarter of 2012 compared to the same period of 2011. The decrease in deposit expense was due to the restructuring of the deposit mix and a decrease in overall rates paid on deposits as interest rates paid on interest bearing deposits decreased 34 basis points to 1.46% for the second quarter of 2012 from 1.80% for the second quarter of 2011.

For the six months ended June 30, 2012, the net interest margin remained constant at 3.28%. The stability in the margin is attributable to a balanced approach in the management of the asset and liability mix.

Net interest income decreased $139 thousand for the first six months of 2012 compared to the first six months of 2011.

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

	Three Months Ended June 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$378,860	$5,121	5.44%	$390,106	$5,368	5.52%
Bank owned life insurance (2)	9,044	128	5.68%	5,265	64	4.87%
Investment securities:
U.S. Agencies	1,955	18	3.63%	2,085	14	2.60%
Mortgage backed securities	14,252	73	2.06%	13,605	105	3.08%
CMO	43,759	248	2.28%	31,420	219	2.80%
Municipal securities (2)	6,272	99	6.39%	13,876	219	6.34%
Corporate bonds	16,454	101	2.47%	4,691	46	3.90%
Taxable municipal securities	10,954	107	3.92%	11,090	126	4.55%
SBA	1,464	4	1.09%	2,717	(13)	-1.88%
Other investments	4,459	34	3.07%	4,591	31	2.73%

Total investment securities	99,569	684	2.76%	84,075	747	3.56%
Interest bearing deposits	19,015	11	0.23%	26,000	15	0.23%

Total earning assets	$506,488	$5,944	4.72%	$505,446	$6,194	4.91%

Cash and cash equivalents	8,366			7,133
Allowance for loan losses	(7,498)			(10,739)
Other assets	29,032			23,065

Total assets	$536,388			$524,905

Liabilities & Stockholders’ Equity:
Interest checking	$11,158	$8	0.28%	$10,153	$9	0.37%
Money market deposit accounts	138,507	172	0.50%	141,803	287	0.81%
Statement savings	1,280	1	0.42%	947	1	0.42%
Certificates of deposit	227,542	1,196	2.11%	219,235	1,373	2.51%

Total interest-bearing deposits	378,487	1,377	1.46%	372,138	1,670	1.80%

Fed funds purchased	0	—	0.00%	—	0	0.00%
Repurchase agreements	962	1	0.40%	1,093	1	0.50%
Subordinated debt	7,155	38	2.13%	7,155	35	1.93%
FHLB advances	48,736	388	3.20%	55,000	413	3.01%

Total interest-bearing liabilities	435,340	1,804	1.67%	435,386	2,119	1.95%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	48,818			43,268
Other liabilities	1,763			1,670

Total liabilities	50,581			41,489
Shareholders’ equity	50,467			44,581

Total liabilities and shareholders’ equity	$536,388			$524,905

Net interest income		$4,140			$4,075

Interest rate spread			3.05%			2.96%

Net interest margin			3.29%			3.23%

Ratio of average interest earning assets to average interest-bearing liabilities			116.34%			116.09%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

	Six Months Ended June 30,
	2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$377,455	$10,269	5.48%	$392,331	$10,893	5.60%
Bank owned life insurance (2)	9,003	253	5.66%	2,871	70	4.93%
Investment securities:
U.S. Agencies	1,977	35	3.61%	2,969	49	3.32%
Mortgage backed securities	14,524	154	2.13%	14,244	216	3.05%
CMO	43,470	501	2.32%	31,268	433	2.79%
Municipal securities (2)	6,618	212	6.45%	14,400	457	6.40%
Corporate bonds	16,386	200	2.45%	5,290	110	4.20%
Taxable municipal securities	10,242	201	3.94%	11,897	272	4.62%
SBA	1,521	13	1.69%	3,128	(11)	0.72%
Other investments	4,484	67	2.99%	4,584	56	2.48%

Total investment securities	99,222	1,383	2.80%	87,780	1,582	3.63%
Interest bearing deposits	19,600	23	0.24%	25,727	30	0.23%

Total earning assets	$505,280	$11,928	4.75%	$508,709	$12,575	4.98%

Cash and cash equivalents	8,223			7,217
Allowance for loan losses	(8,322)			(10,997)
Other assets	29,138			22,988

Total assets	$534,319			$527,917

Liabilities & Stockholders’ Equity:
Interest checking	$11,285	$16	0.29%	$9,736	$18	0.37%
Money market deposit accounts	145,474	361	0.50%	143,011	590	0.83%
Statement savings	1,214	3	0.42%	919	2	0.43%
Certificates of deposit	224,781	2,440	2.18%	222,847	2,800	2.53%

Total interest-bearing deposits	382,754	2,820	1.48%	376,513	3,410	1.83%

Fed funds purchased	0	—	0.00%	—	0	0.00%
Repurchase agreements	991	2	0.40%	970	2	0.50%
Subordinated debt	7,155	80	2.24%	7,155	69	1.94%
FHLB advances	49,368	790	3.22%	55,000	820	3.01%

Total interest-bearing liabilities	440,268	3,692	1.69%	439,638	4,301	1.97%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	46,572			42,288
Other liabilities	1,744			1,795

Total liabilities	48,316			41,489
Shareholders’ equity	45,735			44,196

Total liabilities and shareholders’ equity	$534,319			$527,917

Net interest income		$8,236			$8,274

Interest rate spread			3.06%			3.01%

Net interest margin			3.28%			3.28%

Ratio of average interest earning assets to average interest-bearing liabilities			114.77%			115.71%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

Noninterest Income

Total noninterest income was $388 thousand for the second quarter of 2012, compared to $840 thousand for the same period of 2011. Fees on deposits increased 20.73% to $99 thousand for the second quarter of 2012 compared to $82 thousand for the comparable period in 2011. Gain on sale of securities decreased $623 thousand to zero for the three months ended June 30, 2012 as no security sales were transacted during the second quarter of 2012. Other noninterest income increased $154 thousand for the second quarter of 2012 to $289 thousand compared to $135 thousand for the same period of 2011. This increase was due primarily to increases in bank owned life insurance cash surrender value of life insurance.

For the six months ended June 30, 2012, noninterest income decreased $333 thousand from $1.1 million for the first six months of 2011 to $727 thousand for the comparable period in 2012, attributable to fewer security sales in the first six months of 2012 compared to 2011 being offset partially by the increase in bank owned life insurance cash surrender value.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expenses for the second quarter of 2012 totaled $7.9 million, an increase of $4.2 million, compared to $3.7 million for the same period in 2011. The primary cause of the increase was the implementation of the Asset Resolution Plan in accordance with the Standby Purchase Agreement as part of the Right Offering that closed May 19, 2012 and the restructuring of the Federal Home Loan Bank of Atlanta (FHLB) advances. Write-downs and losses on OREO expense increased $1.2 million to $1.5 million for the three months ended June 30, 2012, from $293 thousand for the three months ended June 30, 2011. A prepayment penalty of $2.8 million was incurred in the second quarter of 2012 as part of the FHLB restructuring that was designed to reduce interest expense and better match the maturity of the Company’s current asset portfolio.

For the six months ended June 30, 2012, total noninterest expense increased $4.6 million, or 67.7% to $11.3 million from $6.7 million for the comparable period in 2011. The primary factor in the year to date variance in results is consistent with that of the activity previously presented in the second quarter analysis.

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

The effective tax rate for the six months ended June 30, 2012 and 2011 was 35.1% and 39.4%, respectively.

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

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest, and OREO, were $14.6 million at June 30, 2012, down from $29.4 million at June 30, 2011. This decrease reflects the implementation of the Asset Resolution Plan in accordance with the Standby Purchase Agreement of the Rights offering that closed May 19, 2012. At December 31, 2011, nonperforming assets totaled $25.3 million. Nonperforming assets are composed largely of loans secured by real estate and repossessed properties in our OREO portfolio. At the end of the first quarter, OREO was $4.8 million, down from $7.5 million at June 30, 2011 and down from $7.6 million at December 31, 2011. At June 30, 2012, there were $3.5 million of troubled debt restructurings that were performing loans.

Nonaccrual loans were $9.8 million at June 30, 2012, continuing to decrease from $21.8 million at June 30, 2011 and $17.7 million at December 31, 2011. The decrease reflects the continued efforts by the Company to decrease nonaccruals in a challenging economic environment.

Loan charge-offs, less recoveries, amounted to $9.1 million for the second quarter of 2012 compared to $3.6 million for the second quarter of 2011. For the second quarter of 2012, the provision for loan losses was $8.3 million compared to $3.1 million for the second quarter of 2011, and compared to $868 thousand for the fourth quarter of 2011. With the level of real estate secured debt and the decreased nonperforming assets, management is confident that we can successfully manage through the economic downturn. With the successful implementation of the Asset Resolution Plan in connection with the Standby Purchase Agreement as part of the rights offering that closed May 19, 2012, we do not anticipate continued significant provision expenses as were experienced in the second quarter of 2012.

Loans past due 30 to 89 days continues to drop and stood at $1.2 million at the end of the second quarter of 2012 compared to $2.3 million at the end of the second quarter of 2011, a $1.1 million or 47.8% reduction in those balances.

Although the Company believes it has a sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $7.3 million at June 30, 2012 compared to $10.2 million at June 30, 2011 and $9.3 million at December 31, 2011. The ratio of the allowance for loan losses to total loans outstanding at June 30, 2012 was 1.97% compared to 2.51% at December 31, 2011 and 2.65% at June 30, 2011.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

	June 30,	March 31,	December 31,	June 30,
	2012		2011
		(Dollars in thousands)
Nonaccrual loans	$9,778	$16,410	$17,691	$21,844
Loans past due 90 days and accruing interest	—	—	—	50

Total nonperforming loans	9,778	16,410	17,691	21,894
Other real estate owned	4,787	6,369	7,646	7,534

Total nonperforming assets	$14,565	$22,779	$25,337	$29,428

Allowance for loan losses to period end loans	1.97%	2.13%	2.51%	2.65%
Nonperforming assets to total loans & OREO	3.90%	5.97%	6.71%	7.54%
Nonperforming assets to total assets	2.80%	4.30%	4.68%	5.60%
Allowance for loan losses to nonaccrual loans	74.18%	48.76%	52.41%	46.48%

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

At June 30, 2012, cash and cash equivalents totaled $18.8 million. Investment securities not pledged totaled $92.8 million, for a total of 17.8% of total assets, which management believe is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including unused unsecured federal funds facilities with three banks totaling $23.5 million and unused available term loans through the FHLB totaling $50.7 million.

Total liquidity and other alternative sources of liquidity totaled $185.8 million at June 30, 2012 if fully utilized, which represents 42.4% of total assets.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At June 30, 2012, pre-approved but unused lines of credit for loans totaled approximately $53.1 million. In addition, we had approximately $5.4 million in financial and performance standby letters of credit at June 30, 2012. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualifies as Tier 1 capital. First Capital Bank’s ratios exceed regulatory requirements. As of June 30, 2012, the Company had a Tier 1 risk-based capital ratio of 12.11% and a Total risk-based capital ratio of 13.67%. At December 31, 2011 these ratios were 11.60% and 13.17%, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.	CONTROLS AND PROCEDURES

Based upon an evaluation as of June 30, 2012 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

Item 1. Legal Proceedings – None to report

Item 1A. Risk Factors – Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – None

Item 5. Other Information – None to report

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed November 13, 2006)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed May 22, 2007)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

3.4	Articles of Amendment to the Company’s Articles of Incorporation, increasing the number of authorized shares of Common Stock to 30,000,000 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on September 3, 2010)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009)

4.3	Warrant to Purchase Shares of Common Stock, dated April 3, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2012.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2012.

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2012.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2012.

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

99.3	Certification of John M. Presley Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.3 of Form 10-K filed on March 31, 2011).

99.4	Certification of William W. Ranson Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.4 of Form 10-K filed on March 31, 2011).

101	The following materials from the Company’s 10-Q Report for the quarter ended March 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operation, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (1)

(1)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date: August 14, 2012	By:	/s/ John M. Presley
John M. Presley
Managing Director and Chief Executive Officer

	By:	/s/ William W. Ranson
William W. Ranson
Executive Vice President & Chief Financial Officer