Form 10-Q
period 2012-09-30
FIRST CAPITAL BANCORP, INC.
filed 2012-11-14
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

11,902,532 shares of Common Stock, par value $4.00 per share, were outstanding at November 13, 2012.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2012	December 31, 2011
	(Unaudited)	(*)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$8,086	$9,187
Interest-bearing deposits in other banks	25,366	41,172
Investment securities:
Available for sale, at fair value	86,697	84,035
Held to maturity, at cost	2,881	2,884
Restricted, at cost	3,479	4,597
Loans held for sale	6,563	1,366
Loans, net of allowance for losses of $7,208 in 2012 and $9,271 in 2011	359,544	360,969
Other real estate owned (OREO)	4,502	7,646
Premises and equipment, net	11,074	11,273
Accrued interest receivable	1,837	1,689
Bank owned life insurance	9,167	8,917
Deferred tax asset	6,950	3,822
Prepaid FDIC premiums	957	1,482
Other assets	2,346	2,651

Total assets	$529,449	$541,690

LIABILITIES
Deposits
Noninterest-bearing	$51,501	$46,426
Interest-bearing	395,804	393,773

Total deposits	447,305	440,199

Securities sold under repurchase agreements	939	1,608
Subordinated debt	7,155	7,155
Federal Home Loan Bank advances	25,000	50,000
Accrued expenses and other liabilities	2,483	2,045

Total liabilities	482,882	501,007

STOCKHOLDERS’ EQUITY
Preferred stock, See Note 10	22	44
Common stock, See Note 11	47,539	11,885
Additional paid-in capital	5,521	29,695
Retained deficit	(8,673)	(1,942)
Warrants	661	661
Discount on preferred stock	(101)	(303)
Accumulated other comprehensive income, net of tax	1,598	643

Total stockholders’ equity	46,567	40,683

Total liabilities and stockholders’ equity	$529,449	$541,690

*	Derived from audited, consolidated financial statements

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Interest and dividend income
Loans	$5,064	$5,376	$15,334	$16,269
Investments:
Taxable interest income	533	513	1,637	1,582
Tax exempt interest income	64	128	205	430
Dividends	30	25	99	83
Interest bearing deposits	6	12	29	42

Total interest income	5,697	6,054	17,304	18,406

Interest expense
Deposits	1,387	1,619	4,209	5,031
FHLB advances	87	414	878	1,234
Subordinated debt and other borrowings	38	34	117	104

Total interest expense	1,512	2,067	5,204	6,369

Net interest income	4,185	3,987	12,100	12,037
Provision for loan losses	156	4,726	9,031	8,572

Net interest income (expense) after provision for loan losses	4,029	(739)	3,069	3,465

Noninterest income
Fees on deposits	97	81	283	238
Gain on sale of securities	53	—	79	644
Gain on sale of loans	253	—	346	—
Other	218	232	638	491

Total noninterest income	621	313	1,346	1,373

Noninterest expenses
Salaries and employee benefits	1,867	1,794	5,698	4,796
Occupancy expense	201	213	594	626
Data processing	203	207	622	590
Professional services	139	178	457	540
Advertising and marketing	63	136	168	245
FDIC assessment	184	275	551	826
Virginia franchise tax	130	110	132	380
(Gain) loss on sale and write down of OREO	(47)	—	1,596	321
Depreciation	155	151	471	453
FHLB prepayment penalty	12	—	2,767	—
Other	535	518	1,673	1,536

Total noninterest expense	3,442	3,582	14,729	10,313

Net income (loss) before income taxes	1,208	(4,008)	(10,314)	(5,475)
Income tax expense (benefit)	380	(1,416)	(3,668)	(1,993)

Net income (loss)	828	(2,592)	(6,646)	(3,482)

Effective dividend on preferred stock	85	170	412	509
Net income (loss) allocable to common stockholders	743	(2,762)	(7,058)	(3,991)

Basic and diluted net income (loss) per common share	$0.06	$(0.93)	$(0.93)	$(1.34)

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income/(Loss)

Three Months and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)

Net income/(loss)	$828	$(2,592)	$(6,646)	$(3,482)
Other comprehensive income:
Investment securities:
Unrealized gains on investment securities available for sale	350	664	1,526	2,582
Tax effect	(119)	(226)	(519)	(878)
Reclassification of gains recognized in net income	(53)	—	(79)	(644)
Tax effect	18	—	27	219

Total other comprehensive income	196	438	955	1,279

Comprehensive income/(loss)	$1,024	$(2,154)	$(5,691)	$(2,203)

See notes to consolidated financial statements

First Capital Bancorp, Inc. Subsidiary

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2012 and 2011

(Unaudited)

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Warrants	Discount on Preferred Stock	Accumu- lated Other Compre- hensive Income	Total

Balances December 31, 2010	$44	$11,885	$29,739	$1,644	$661	$(435)	$137	$43,675
Net loss	—	—	—	(3,482)	—	—	—	(3,482)
Other comprehensive income	—	—	—	—	—	—	1,279	1,279
Preferred stock dividend	—	—	—	(410)	—	—	—	(410)
Accretion of discount on preferred stock	—	—	—	(99)	—	99	—	—
Stock based compensation	—	—	95	—	—	—	—	95

Balances September 30, 2011	$44	$11,885	$29,834	$(2,347)	$661	$(336)	$1,416	$41,157

Balances December 31, 2011	$44	$11,885	$29,695	$(1,942)	$661	$(303)	$643	$40,683
Net loss	—	—	—	(6,646)	—	—	—	(6,646)
Other comprehensive income	—	—	—	—	—	—	955	955
Preferred stock dividend	—	—	(266)	(68)	—	—	—	(334)
Accretion of discount on preferred stock	—	—	(61)	(17)	—	78	—	—
Stock based compensation	—	—	90	—	—	—	—	90
Redemption of preferred stock	(22)	—	(5,650)	—	—	124	—	(5,548)
Proceeds from issuance of 8.9 million shares of common stock, net of costs	—	35,654	(18,287)	—	—	—	—	17,367

Balances September 30, 2012	$22	$47,539	$5,521	$(8,673)	$661	$(101)	$1,598	$46,567

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(6,646)	$(3,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	9,031	8,572
Depreciation of premises and equipment	471	453
Net amortization of bond premiums/discounts	784	597
Stock based compensation expense	90	95
Deferred income taxes (benefit)/expense	(3,620)	160
Gain on sale of securities	(79)	(644)
Gain on loans sold	(346)	—
Loss on sale and write-down of other real estate owned	1,596	321
Increase in cash surrender value of bank owned life insurance	(250)	(137)
Proceeds from sale of loans held for sale	37,839	—
Origination of loans held for sale	(42,690)	—
(Increase) decrease in other assets	830	(1,457)
Decrease (increase) in accrued interest receivable	(148)	54
Increase in accrued expenses and other liabilities	438	1,125

Net cash (used in) provided by operating activities	(2,700)	5,657

Cash flows from investing activities
Proceeds from maturities and calls of securities	2,050	6,500
Proceeds from paydowns of securities available-for-sale	9,165	8,437
Purchase of securities available-for-sale	(18,419)	(43,736)
Proceeds from sale of securities available-for-sale	5,287	25,509
Proceeds from sale of other real estate owned	1,722	1,075
Purchase bank owned life insurance	—	(8,249)
Purchase of Federal Home Loan Bank Stock	(8)	(9)
Purchase of Federal Reserve Stock	(140)	(3)
Redemption of Federal Home Loan Bank Stock	1,266	—
Purchases of premises and equipment	(272)	(245)
Net (increase) decrease in loans	(7,780)	6,334

Net cash used in investing activities	(7,129)	(4,387)

Cash flows from financing activities
Net decrease in deposits	7,106	5,599
Repayments to FHLB, net of borrowings	(25,000)	(5,000)
Dividends on preferred stock	(334)	(410)
Cash paid for TARP preferred stock redemption	(5,548)	—
Proceeds from issuance of additional stock under rights offering, net of associated offering costs	17,367	—
Net (decrease) increase in repurchase agreements	(669)	400

Net cash (used in) provided by financing activities	(7,078)	589

Net (decrease)/increase in cash and cash equivalents	(16,907)	1,859
Cash and cash equivalents, beginning of period	50,359	32,367

Cash and cash equivalents, end of period	$33,452	$34,226

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

(Continued)

(Unaudited)

	2012	2011
	(Dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid during the period	$5,205	$6,375

Taxes paid during the period	$—	$611

Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$174	$7,317

Unrealized gain on securities available for sale, net of tax	$955	$1,279

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

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

In management’s opinion the accompanying unaudited consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2012 and December 31, 2011 and for the three and nine month periods ended September 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. Results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

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

September 30, 2012

Note 2 – Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. The estimation process may include management obtaining independent appraisals for significant collateral properties, but the ultimate collectability and recovery of carrying amounts are susceptible to changes in the local real estate market and other local economic conditions.

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

Note 3 – Income (Loss) per share

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

The basic and diluted income (loss) per share calculations are as follows:

	Three Months Ended September 30, (dollars shown in thousands, except per share amounts)		Nine Months Ended September 30, (dollars shown in thousands, except per share amounts)
	2012	2011	2012	2011

Net income (loss) allocable to common stockholders	$743	$(2,762)	$(7,058)	$(3,991)
Weighted average number of shares outstanding	11,885	2,971	7,623	2,971

Income (loss) per common share - basic	$0.06	$(0.93)	$(0.93)	$(1.34)

Effect of dilutive securities:

Weighted average number of common shares outstanding	11,885	2,971	7,623	2,971
Effect of stock options and warrants	664	—	—	—

Diluted average common shares outstanding	12,549	2,971	7,623	2,971

Income (loss) per common share - assuming dilution	$0.06	$(0.93)	$(0.93)	$(1.34)

The Company has excluded options and warrants convertible into 596 thousand and 5.1 million shares of common stock for the three and nine months ended September 30, 2012, respectively and options and warrants convertible into 472 thousand and 439 thousand shares of common stock for the three and nine months ended September 30, 2011, respectively from the calculation of diluted earnings per share because they were anti-dilutive in all periods except for the three months ended September 30, 2012 due to net losses in those periods.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

During the second quarter of 2012, the Company raised approximately $17.8 million, net of fees and costs, through a rights offering. As a result of the rights offering, approximately 8.9 million shares of common stock were issued. Consequently, the weighted average number of shares of common stock increased from 3.0 million shares for the quarter ended September 30, 2011 to 11.9 million shares for the quarter ended September 30, 2012. In connection with the rights offering, the Company distributed 8.9 million warrants to purchase one-half of a share of common stock for $2.00 per whole share.

Note 4 – Stock Options

Accounting standards require the Company to measure compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period that the awards are expected to vest.

Stock options covering a total of 5,000 shares were granted during August 2012. These shares vested immediately and the Company expensed the compensation cost in the third quarter of 2012.

Options covering a total of 2,500 shares were granted in May 2011. These shares vested immediately and the Company expensed the compensation cost in the second quarter of 2011. In the first quarter of 2011, options covering a total of 130,500 shares were granted. Vesting of 67,500 shares issued to the Directors, will occur over two years. The remaining 63,000 shares, issued to executive officers and employees, will vest over three years.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	2012	2011
	Third Qtr	Second Qtr	First Qtr
Dividend yield	0.00%	0.00%	0.00%
Expected life in years	6	6	6
Expected volatility	59.80%	51.77%	51.77%
Risk-free interest rate	0.71%	2.54%	2.87%
Weighted average fair value per option granted	$0.88	$1.45	$1.35

The stock based compensation, in thousands, expensed during the three and nine months ended September 30, 2012 was $34 thousand and $90 thousand, respectively, and expensed during the three and nine months ended September 30, 2011 was $36 thousand and $95 thousand, respectively. Expensed amounts are included in salaries and employee benefits.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities are as follows:

	September 30, 2012
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$999	$—	$2	$997
Mortgage-backed securities	11,598	578	—	12,176
Corporate bonds	16,774	106	220	16,660
CMO securities	39,365	1,048	13	40,400
State and political subdivisions - taxable	11,043	717	11	11,749
State and political subdivisions - tax exempt	3,142	180	—	3,322
SBA - Guarantee portion	1,354	39	—	1,393

	$84,275	$2,668	$246	$86,697

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$1,998	$7	$4	$2,001
Mortgage-backed securities	15,484	424	—	15,908
Corporate bonds	15,472	3	781	14,694
CMO securities	37,803	919	—	38,722
State and political subdivisions - taxable	6,490	256	23	6,723
State and political subdivisions - tax exempt	4,203	131	—	4,334
SBA - Guarantee portion	1,610	43	—	1,653

	$83,060	$1,783	$808	$84,035

	September 30, 2012
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,881	$358	$—	$3,239

	$2,881	$358	$—	$3,239

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,884	$237	$5	$3,116

	$2,884	$237	$5	$3,116

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

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

The Company conducts an assessment of its securities portfolio for OTTI consideration during each quarter. The assessment considers factors such as external credit ratings, delinquency ratios, market price, management’s judgment, expectations of future performance and relevant industry research and analysis. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses and the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses. Management’s assessment for the current quarter ended September 30, 2012 resulted in no recognition of OTTI.

The following table details unrealized losses and related fair values in the Company’s available-for-sale investment securities portfolios. All unrealized losses on investment securities are a result of volatility in the market during 2012 and 2011. At September 30, 2012, 12 out of 126 securities we held had fair values less than amortized cost primarily in municipal securities and corporate bonds. At December 31, 2011, 15 out of 123 securities we held had fair values less than amortized cost exclusively in corporate bonds. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses and the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses. This information is aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Assets:
U.S. Government agencies	$997	$2	$—	$—	$997	$2
Mortgage-backed securities	—	—	—	—	—	—
Corporate bonds	1,917	80	4,358	140	6,275	220
CMO securities	754	13	—	—	754	13
State & political subdivisions-taxable	1,280	11	—	—	1,280	11
State & political subdivisions-tax exempt	—	—	—	—	—	—
SBA	—	—	—	—	—	—

All securities	$4,948	$106	$4,358	$140	$9,306	$246

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

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

Restricted equity securities consist primarily of Federal Home Loan Bank of Atlanta stock in the amount of $1.9 million and $3.2 million as of September 30, 2012 and December 31, 2011, respectively, and Federal Reserve Bank stock in the amount of $1.5 million and $1.3 million at September 30, 2012 and December 31, 2011, respectively. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of its outstanding capital.

Securities with a market value of approximately $939 thousand and $1.6 million were pledged as collateral at September 30, 2012 and December 31, 2011, respectively, to secure purchases of federal funds, repurchase agreements, and collateral for customer’s deposits.

Note 6 – Loans

Major classifications of loans are as follows:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)

Real estate
Residential	$132,553	$127,541
Commercial	148,330	142,989
Residential Construction	9,648	9,712
Other Construction, Land
Development & Other Land	35,525	48,637
Commercial	38,143	37,922
Consumer	2,386	3,250

Total loans	366,585	370,051
Less:
Allowance for loan losses	7,208	9,271
Net deferred costs	167	189

Loans, net	$359,544	$360,969

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

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

Real Estate – Residential Construction – This portfolio has changed significantly over the past several years as fewer construction loans have been made during the economic downtown. These loans are located in the Bank’s normal lending area.

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

Activity in the allowance for loan losses for the nine months ended is as follows:

	September 30,
	2012	2011
	(Dollars in thousands)

Balance, beginning of period	$9,271	$11,036
Provision for loan losses	9,031	8,572
Recoveries	338	845
Charge-offs	(11,432)	(11,427)

Balance, end of period	$7,208	$9,026

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period	1.97%	2.42%

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

The following table presents activity in the allowance for loan losses by portfolio segment:

	Three Months Ended
	Real Estate
	Residential	Commercial	Residential Construction	Other Construction Land Devel. & Other Land	Commercial	Consumer	Total
	(Dollars in thousands)

Balance, July 1, 2012	$2,580	$3,156	$203	$477	$816	$21	$7,253
Provision for loan losses	62	(21)	(2)	284	(163)	(4)	156
Recoveries	130	—	—	—	109	—	239
Charge-offs	(144)	—	—	(296)	—	—	(440)

Balance, September 30, 2012	$2,628	$3,135	$201	$465	$762	$17	$7,208

Balance, July 1, 2011	$3,555	$1,097	$655	$2,957	$1,868	$21	$10,153
Provision for loan losses	1,748	428	537	2,012	—	—	4,725
Recoveries	4	—	13	8	2	—	27
Charge-offs	(1,715)	(150)	(109)	(3,618)	(287)	—	(5,879)

Balance, September 30, 2011	$3,592	$1,375	$1,096	$1,359	$1,583	$21	$9,026

	Nine Months Ended
	Real Estate
	Residential	Commercial	Residential Construction	Other Construction Land Devel. & Other Land	Commercial	Consumer	Total
	(Dollars in thousands)
Balance, January 1, 2012	$3,680	$1,375	$650	$2,175	$1,370	$21	$9,271
Provision for loan losses	1,301	4,262	969	2,138	365	(4)	9,031
Recoveries	134	78	—	17	109	—	338
Charge-offs	(2,487)	(2,580)	(1,418)	(3,865)	(1,082)	—	(11,432)

Balance, September 30, 2012	$2,628	$3,135	$201	$465	$762	$17	$7,208

Balance, January 1, 2011	$3,431	$760	$494	$4,299	$2,031	$21	$11,036
Provision for loan losses	2,910	828	937	2,875	1,022	—	8,572
Recoveries	17	—	13	808	7	—	845
Charge-offs	(2,766)	(213)	(348)	(6,623)	(1,477)	—	(11,427)

Balance, September 30, 2011	$3,592	$1,375	$1,096	$1,359	$1,583	$21	$9,026

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

The following table presents the aging of unpaid principal in loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	30-89 Day Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
	(Dollars in thousands)
Real estate
Residential	$293	$—	$2,155	$130,105	$132,553
Commercial	1,452	—	1,029	145,849	148,330
Residential Construction	366	—	1,386	7,896	9,648
Other Construction, Land
Development & Other Land	—	—	4,088	31,437	35,525
Commercial	—	—	621	37,522	38,143
Consumer	—	—	—	2,386	2,386

Total	$2,111	$—	$9,279	$355,195	$366,585

	December 31, 2011
	30-89 Day Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
	(Dollars in thousands)
Real estate
Residential	$1,334	$—	$6,410	$119,797	$127,541
Commercial	132	—	2,909	139,948	142,989
Residential Construction	250	—	748	8,714	9,712
Other Construction, Land
Development & Other Land	—	—	5,803	42,834	48,637
Commercial	470	—	1,114	36,338	37,922
Consumer	90	—	707	2,453	3,250

Total	$2,276	$—	$17,691	$350,084	$370,051

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

All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income when the loan is placed on nonaccrual status. Because of the uncertainty of the expected cash flows, the Company is accounting for nonaccrual loans under the cost recovery method, in which all cash payments are applied to principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future collection of principal and interest are reasonably assured. The number of payments needed to meet this criteria varies from loan to loan. However, as a general rule, this criteria will be considered to have been met with the timely payment of six consecutive regularly scheduled monthly payments.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

The following table provides details of the Company’s loan portfolio internally assigned grade at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate
Residential	$119,916	$8,813	$3,824	$—	$—	$132,553
Commercial	125,184	19,235	3,911	—	—	148,330
Residential Construction	2,893	3,816	2,939	—	—	9,648
Other Construction, Land
Development & Other Land	13,202	12,729	9,594	—	—	35,525
Commercial	35,101	1,853	1,189	—	—	38,143
Consumer	2,207	100	79	—	—	2,386

Total	$298,503	$46,546	$21,536	$—	$—	$366,585

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate
Residential	$112,070	$5,549	$9,922	$—	$—	$127,541
Commercial	127,916	8,064	7,009	—	—	142,989
Residential Construction	1,954	3,582	4,176	—	—	9,712
Other Construction, Land
Development & Other Land	19,460	14,551	14,626	—	—	48,637
Commercial	33,084	3,076	1,762	—	—	37,922
Consumer	2,316	137	797	—	—	3,250

Total	$296,800	$34,959	$38,292	$—	$—	$370,051

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

September 30, 2012

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

The loan risk rankings were updated for the quarter ended September 30, 2012 on September 18, 2012. The loan risk rankings were updated for the year ended December 31, 2011 on December 13, 14, and 15, 2011.

The following table provides details regarding impaired loans by segment and class at September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance:
Real estate
Residential	$2,334	$2,678	$—	$4,013	$4,168	$—
Commercial	1,029	3,878	—	291	303	—
Residential Construction	2,586	3,281	—	1,772	1,785	—
Other Construction, Land
Development & Other Land	6,136	15,851	—	4,747	7,519	—
Commercial	621	1,345	—	294	300	—
Consumer	—	—	—	707	707	—

Total	$12,706	$27,033	$—	$11,824	$14,782	$—

With an allowance:
Real estate
Residential	$—	$—	$—	$2,580	$3,619	$787
Commercial	—	—	—	2,618	3,336	818
Residential Construction	—	—	—	—	—	—
Other Construction, Land
Development & Other Land	—	—	—	4,659	4,969	1,450
Commercial	—	—	—	821	848	250
Consumer	—	—	—	—	—	—

Total	$—	$—	$—	$10,678	$12,772	$3,305

Total
Real estate
Residential	$2,334	$2,678	$—	$6,593	$7,787	$787
Commercial	1,029	3,878	—	2,909	3,639	818
Residential Construction	2,586	3,281	—	1,772	1,785	—
Other Construction, Land
Development & Other Land	6,136	15,851	—	9,406	12,488	1,450
Commercial	621	1,345	—	1,115	1,148	250
Consumer	—	—	—	707	707	—

Total	$12,706	$27,033	$—	$22,502	$27,554	$3,305

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

The following table provides details of the balance of the allowance for loan losses and the recorded investment in financing receivables by impairment method for each loan portfolio segment:

	Real Estate
	Residential	Commercial	Residential Construction	Other Construction, Land Devel. & Other Land	Commercial	Consumer	Total
	(Dollars in thousands)
September 30, 2012
Allowance for loan losses, evaluated
Individually	$—	$—	$—	$—	$—	$—	$—
Collectively	2,628	3,135	201	465	762	17	7,208

Total ending allowance	$2,628	$3,135	$201	$465	$762	$17	$7,208

Loans, evaluated
Individually	$2,334	$1,029	$2,586	$6,136	$621	$—	$12,706
Collectively	130,219	147,301	7,062	29,389	37,522	2,386	353,879

Total ending loans	$132,553	$148,330	$9,648	$35,525	$38,143	$2,386	$366,585

December 31, 2011
Allowance for loan losses, evaluated
Individually	$787	$818	$—	$1,450	$250	$—	$3,305
Collectively	2,893	557	650	725	1,120	21	5,966

Total ending allowance	$3,680	$1,375	$650	$2,175	$1,370	$21	$9,271

Loans, evaluated
Individually	$6,593	$2,909	$1,772	$9,406	$1,115	$707	$22,502
Collectively	120,948	140,080	7,940	39,231	36,807	2,543	347,549

Total ending loans	$127,541	$142,989	$9,712	$48,637	$37,922	$3,250	$370,051

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments on principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining whether a loan is impaired include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Additionally, management’s policy is generally to evaluate only those substandard loans greater than $250 thousand for impairment as these are considered to be individually significant in relation to the size of the loan portfolio. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The following tables present interest income recognized and the average recorded investment of impaired loans.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)

Real estate
Residential	$13	$2,460	$34	$3,959
Commercial	19	1,152	39	1,935
Residential Construction	22	2,612	63	2,346
Other Construction, Land
Development & Other Land	23	6,405	186	7,630
Commercial	3	751	—	851
Consumer	—	—	—	353

Total	$80	$13,380	$322	$17,074

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)

Real estate
Residential	$143	$6,052	$297	$6,055
Commercial	34	2,988	54	2,988
Residential Construction	13	1,180	40	1,306
Other Construction, Land
Development & Other Land	377	11,773	708	11,776
Commercial	33	1,297	70	1,308
Consumer	4	707	4	707

Total	$604	$23,997	$1,173	$24,140

Cash payments received on impaired loans are applied on a cash basis with all cash receipts applied first to principal and any payments received in excess of the unpaid principal balance being applied to interest.

Troubled Debt Restructurings

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the period ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the then current fiscal year (January 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption for the Company (September 30, 2011), the Company determined that there were no receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35.

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

As of September 30, 2012 and December 31, 2011, there were no available commitments outstanding for troubled debt restructurings.

The following tables present troubled debt restructurings as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Total Number of Contracts	Accrual Status	Nonaccrual Status	Total Modifications
	(Dollars in thousands)

Real estate
Residential	1	$180	$—	$180
Commercial	—	—	—	—
Residential Construction	1	1,200	—	1,200
Other Construction, Land
Development & Other Land	4	2,047	228	2,275
Commercial	—	—	—	—
Consumer	—	—	—	—

Total	6	$3,427	$228	$3,655

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

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

There were no newly restructured loans that occurred during the three or nine months ended September 30, 2012. The following tables present newly restructured loans that occurred during the three and nine months ended September 30, 2011 of which all loans presented the same outstanding recorded investment both pre-modification and post modification:

Three Months Ended September 30, 2011
	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total
(Dollars in thousands)
Real estate
Residential	—	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—	—
Residential Construction	1	—	—	—	—	107	107
Other Construction, Land
Development & Other Land	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total	1	$—	$—	$—	$—	$107	$107

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

Nine Months Ended September 30, 2011
	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total
(Dollars in thousands)
Real estate
Residential	—	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—	—
Residential Construction	3	—	—	—	—	2,307	2,307
Other Construction, Land
Development & Other Land	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total	3	$—	$—	$—	$—	$2,307	$2,307

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine month periods ended September 30, 2012 or 2011.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Real estate
Residential	—	$—	—	$—
Commercial	—	—	—	—
Residential Construction	—	—	—	—
Other Construction, Land Development & Other Land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

Total	—	$—	—	$—

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Real estate
Residential	1	$286	—	$—
Commercial	—	—	—	—
Residential Construction	—	—	—	—
Other Construction, Land Development & Other Land	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

Total	1	$286	—	$—

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

Note 7 – Other Real Estate Owned

Changes in other real estate owned were as follows for the nine months ended September 30, 2012 and 2011 in thousands:

	Nine Months Ended September 30,
	2012	2011
	(dollars in thousands)

Beginning Balance	$7,646	$2,615
Additions	174	7,317
Sales	(1,705)	(1,196)
Write-downs	(1,613)	(200)

Ending Balance	$4,502	$8,536

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011. Securities identified in Note 3 as restricted securities including stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB changes in certain portions of our capital.

	September 30, 2012
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:

Available-for-sale securities	$—	$86,697	$—	$86,697

	December 31, 2011
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:

Available-for-sale securities	$—	$84,035	$—	$84,035

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods.

	September 30, 2012
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$—	$—	$12,706	$12,706
Loans held for sale	—	6,563	—	6,563
Held-to-maturity securities	—	3,239	—	3,239
Other real estate owned	—	—	4,502	4,502

Total	$—	$9,802	$17,208	$27,010

	December 31, 2011
	Fair Value Measurements Using			Fair Values
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired loans	$—	$—	$19,197	$19,197
Loans held for sale	—	1,366	—	1,366
Held-to-maturity securities	—	3,116	—	3,116
Other real estate owned	—	—	7,646	7,646

Total	$—	$4,482	$26,843	$31,325

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

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at September 30, 2012 and December 31, 2011 are current market rates for their respective terms and associated credit risk.

Loans held for sale – Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential real estate, owner occupied loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different from cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended September 30, 2012 and December 31, 2011. Gains and losses on the sale of loans are recorded within income on the Consolidated Statements of Operations.

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

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at September 30, 2012 and December 31, 2011.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

The estimated fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$33,452	$33,452	$50,359	$50,359
Investment securities	89,578	89,936	86,919	87,151
Loans receivable, net	359,544	373,372	360,969	369,843
Loans held for sale	6,563	6,563	1,366	1,373
Accrued interest	1,837	1,837	1,689	1,689

Financial liabilities
Deposits	$447,305	$457,446	$440,199	$446,429
FHLB advances	25,000	25,682	50,000	53,496
Subordinated debt	7,155	3,775	7,155	3,600
Repurchase agreements	939	939	1,608	1,608

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

On December 23, 2011, the FASB issued ASU No. 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. The ASU amends current guidance to allow a company to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the financial statements. Companies are still required to adopt the other requirements found in ASU 2011-05. The Company implemented the provisions of ASU No. 2011-05 by reporting comprehensive income in a separate statement.

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

On October 23, 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This update addresses how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted acquisition of a financial institution that includes a loss-sharing agreement. When a reporting entity recognizes an indemnification asset and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. The update should resolve the current diversity in practice on subsequent measurement. The ASU is effective for annual and interim periods beginning on or after December 15, 2012. The Company has not implemented this ASU to date.

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

The repurchase of $5.4 million in stated value of the Preferred Stock at a discount of 8.0% (or an actual cost of $5.0 million) resulted in a one-time adjustment to capital totaling $5.4 million offset by the accretion of $124 thousand in Preferred Stock Discount and expenses related to the transaction approximating $238 thousand. The result is a net decrease in capital of approximately $5.1 million.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

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

The Preferred Shares have a $4.00 par value, with $1,000 liquidation preference. With 2,000,000 authorized shares, at September 30, 2012 and December 31, 2011, there were 5,531 and 10,958 shares outstanding, respectively. In connection with the Preferred Shares, the Company has 251 thousand warrants to purchase one common share per warrant for $6.55 per share at September 30, 2012.

Note 11 – Common Stock

On May 11, 2012, the Company completed its rights offering and its offering of shares to a standby investor. Stockholders exercised subscription rights to purchase 4.0 million shares offered at a subscription price of $2.00 per share, and Kenneth R. Lehman, a private investor from Arlington, Virginia, purchased 4.9 million shares at the subscription price of $2.00 per share. Each share purchased came with a warrant to purchase an additional half share a $2.00 per whole share. In total, the Company raised gross proceeds of $17.8 million before expenses. The proceeds from the rights offering and the standby purchase were used to invest in the Company’s subsidiary, First Capital Bank, to bolster its regulatory capital ratios and for general corporate purposes.

The Common Stock has a $4.00 par value. With 30,000,000 authorized shares, at September 30, 2012 and December 31, 2011, there were 11,884,682 and 2,971,171 shares outstanding, respectively.

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

OVERVIEW

Net income for the third quarter of 2012 was $828 thousand, and net income available to common shareholders was $743 thousand, or $0.06 per fully diluted share, compared to a net loss of $2.6 million, and a net loss allocable to common shareholders of $2.8 million or $0.93 per fully diluted share, in the third quarter of 2011.

From a revenue and cost perspective, income before excluded items, which is a non-GAAP measurement, increased to $1.3 million for the third quarter of 2012 from $718 thousand for the third quarter of 2011. Contributing to the increase was an increase in net interest income of $198 thousand due to a reduction in interest expense resulting mostly from the restructuring of the FHLB advance portfolio. The following chart reconciles income before excluded items to net income for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Income Before Excluded Items (non-GAAP measurement)	$1,276	$718	$3,302	$2,774
Gain on Sale of Securities	(53)	—	(79)	(644)
Provision	156	4,726	9,031	8,572
FHLB Prepayment Penalty	12	—	2,767	—
(Gains) Losses and Writedown on OREO	(47)	—	1,597	321
Additional Accrual	—	—	300	—

Income Before Taxes	1,208	(4,008)	(10,314)	(5,475)
Taxes	380	(1,416)	(3,668)	(1,993)

Net Income	$828	$(2,592)	$(6,646)	$(3,482)

The three months ended September 30, 2012 presents the results of the successful activities undertaken in the second quarter of 2012. The three months ended June 30, 2012 was one of the most active and exciting quarters in the Company’s history. The Company successfully closed its $17.8 million rights offering, participated in the United States Treasury’s auction of its TARP securities, was the successful bidder for $5 million of the those securities, implemented the Asset Resolution Plan required in our Standby Purchase Agreement with our standby purchaser and now majority shareholder, Kenneth R. Lehman, and retired $40 million of the Company’s long term debt with the Federal Home Bank of Atlanta, with an additional $5 million in FHLB advances retired in the third quarter of 2012.

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

Under the Standby Purchase Agreement with Lehman, the Company was required to use all or a portion of the capital raised in the rights offering to significantly change our strategy with respect to up to $50 million of our assets, consisting primarily of other real estate owned, nonperforming loans and performing loans graded substandard or lower. During the second quarter, the Company and Lehman identified $33.5 million of nonperforming and performing loans and $5.9 million of other real estate owned as targets under the agreement. We changed our strategy to accelerate the resolution of these assets prior to December 31, 2013 in accordance with the Standby Purchase Agreement and the Asset Resolution Plan. As a result of this change in strategy, during the second quarter of 2012 nonperforming and performing loans were written down by $7.4 million and other real estate owned was written down $1.2 million. Company management feels that with the actions taken in the second quarter to accelerate the resolution of the identified assets, further significant losses in these portfolios are not expected and the Company is better positioned to be profitable in the future.

The forgoing actions had significant positive effects on the Company’s credit statistics in the second quarter which continued into the third quarter of 2012. The Bank’s nonperforming assets continued to drop, and were $13.8 or 3.8% of total loans at September 30, 2012, down from $14.6 million or 4.0% of total loans at the end of the second quarter of 2012 and compared to $25.3 million or 6.8% at the end of the prior year and $27.0 million or 7.2% of total loans at the end of the third quarter of 2011.

On June 13, 2012, the United States Department of the Treasury announced that it priced the secondary public offering of 10,958 shares of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) it held in First Capital Bancorp, Inc. at $920.11 per share. The Company was notified that it was the successful bidder for the purchase of 5,434 shares of the Preferred Stock for a total purchase price of $5.0 million, plus accrued and unpaid dividends on the Preferred Stock. The closing of the offering occurred on June 19, 2012. As a result of its successful bid in the offering, the Company retired 5,434 of its original 10,958 of shares of Preferred Stock. The remaining preferred shares of the Preferred Stock were purchased by one or more third parties.

Company retired $40 million of Federal Home Loan Bank of Atlanta advances in the second quarter of 2012 and $5 million of FHLB advances in the following quarter. The advances had an average interest rate of 3.08% representing an annual cost of approximately $1.2 million. The Company incurred prepayment penalties of approximately $2.8 million to retire this debt; however, the Company’s earnings and net interest margin have already seen positive impacts of this action and expect to see significant improvement in future periods due to the repayment of this debt. Interest on FHLB advances for the third quarter of 2012 decreased $327 thousand to $87 thousand from $414 thousand for the third quarter of 2011.

Financial Condition

Total assets at September 30, 2012 were $529.5 million, down $12.2 million from $541.7 million at December 31, 2011. Net loans outstanding were $359.5 million at September 30, 2012, a decrease of $1.4 million compared to the 2011 year-end balance. Deposits increased by $7.1 million to $447.3 million, up 1.6% from December 31, 2011. Our deposit strategy was focused on decreasing noncore funding sources and single service CD relationships and increasing noninterest-bearing deposit accounts. Noninterest-bearing accounts were $51.5 million at September 30, 2012, up from $46.4 million at December 31, 2011.

At September 30, 2012, the Company’s investment portfolio totaled $89.6 million, an increase of $2.7 million from $86.9 million at December 31, 2011. Most of the funds that are invested in the Company’s investment portfolio are part of management’s effort to balance interest rate risk, and to provide liquidity and income to the Company. Bank owned life insurance of $8.2 million was purchased during the second quarter of 2011 as an additional investment for the Company and to provide life insurance benefits for senior executives. The value of this investment increased to $9.2 million at September 30, 2012.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents a principal source of earnings for the Company. Net interest income during 2012 to date compared to net interest income for the comparable period of 2011 remained steady at approximately $12 million resulting from the reduction of the loan portfolio being offset by the effective restructuring of the FHLB advance portfolio and decline in interest bearing deposit liabilities.

Net interest margin increased 25 basis points to 3.54% for the three months ended September 30, 2012 from 3.29% for the third quarter of 2011, reflecting a decrease in average rate paid on interest-bearing liabilities of 42 basis points to 1.43% for the third quarter of 2012 from 1.85% for the third quarter of 2011. This was offset by a 14 basis point decrease in the average yield on earning assets. The yield on loans, net of discount, was 5.41% and 5.62% for the third quarters of 2012 and 2011, respectively, with the decrease due primarily to decreases in loans outstanding and lower rates during the period. The average yield on investments decreased to 2.72% for the third quarter of 2012 from 3.02% for the third quarter of 2011 while average balances in investments increased to $96.8 million for the third quarter of 2012 from $96.0 million for the third quarter of 2011. Average fed funds sold, which were earning 0.23% for the third quarters of 2012 and 2011, decreased to $10.6 million at the end of the third quarter of 2012 from $21.0 million at the end of the third quarter 2011. The average balance of interest bearing deposits increased to $388.3 million at the end of the third quarter of 2012 from $381.1 million at the end of the third quarter of 2011.

For the three months ended September 30, 2012, net interest income was up $198 thousand to $4.2 million for the third quarter of 2012 from $4.0 million for the third quarter of 2011. This increase was due to the disproportionate reduction in rates on interest bearing liabilities compared to the rate on earning assets.

Total interest and fees on loans, the largest component of net interest income, decreased $312 thousand or 5.8 % to $5.1 million during the third quarter of 2012 compared to $5.4 million for the same period in 2011 primarily due to decreases in loans outstanding since September 30, 2011.

Interest expense on deposits decreased $232 thousand to $1.4 million, or 14.3% for the third quarter of 2012 compared to the same period of 2011. The decrease in deposit expense was due to the restructuring of the deposit mix and a decrease in overall rates paid on deposits as interest rates paid on interest bearing deposits decreased 25 basis points to 1.43% for the third quarter of 2012 from 1.68% for the third quarter of 2011.

For the nine months ended September 30, 2012, the net interest margin increased to 3.36% from 3.28% for the nine months ended September 30, 2011. The improvement in the year to date margin is primarily a result of the successful restructuring of the FHLB advance portfolio which offset the decline in yield in the loan and investment portfolios.

Net interest income increased $63 thousand for the first nine months of 2012 compared to the first nine months of 2011.

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

	Three Months Ended September 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$372,004	$5,064	5.41%	$379,535	$5,376	5.62%
Bank owned life insurance (2)	9,126	127	5.53%	8,792	138	6.24%
Investment securities:
U.S. Agencies	999	10	3.99%	707	4	2.38%
Mortgage backed securities	13,691	66	1.92%	15,259	92	2.39%
CMO	41,607	232	2.21%	39,009	245	2.49%
Municipal securities (2)	6,025	98	6.45%	12,691	194	6.08%
Corporate bonds	16,815	99	2.35%	13,045	77	2.35%
Taxable municipal securities	12,300	118	3.82%	8,978	97	4.28%
SBA	1,376	9	2.57%	1,747	(1)	(0.36)%
Other investments	3,952	29	2.96%	4,591	24	2.09%

Total investment securities	96,765	661	2.72%	96,027	732	3.02%
Interest bearing deposits	10,623	6	0.23%	21,027	12	0.23%

Total earning assets	$488,518	$5,858	4.77%	$505,381	$6,258	4.91%

Cash and cash equivalents	8,104			7,935
Allowance for loan losses	(7,305)			(9,603)
Other assets	30,620			28,885

Total assets	$519,937			$532,598

Liabilities & Stockholders’ Equity:
Interest checking	$10,437	$8	0.31%	$10,751	$10	0.35%
Money market deposit accounts	137,626	174	0.50%	151,396	258	0.68%
Statement savings	1,303	1	0.42%	911	1	0.42%
Certificates of deposit	238,900	1,202	2.00%	218,012	1,349	2.46%

Total interest-bearing deposits	388,266	1,385	1.43%	381,070	1,618	1.68%

Fed funds purchased	18	—	0.00%	—	—	—%
Repurchase agreements	2,148	2	0.40%	1,181	1	0.50%
Subordinated debt	7,155	38	2.09%	7,155	34	1.90%
FHLB advances	23,859	88	1.46%	53,370	414	3.07%

Total interest-bearing liabilities	421,446	1,513	1.43%	442,776	2,067	1.85%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	50,471			44,685
Other liabilities	1,791			1,712

Total liabilities	52,262			46,397
Shareholders’ equity	46,229			43,425

Total liabilities and shareholders’ equity	$519,937			$532,598

Net interest income		$4,345			$4,191

Interest rate spread			3.34%			3.06%

Net interest margin			3.54%			3.29%

Ratio of average interest earning assets to average interest-bearing liabilities			115.92%			114.14%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$375,625	$15,333	5.46%	$388,019	$16,269	5.61%
Bank owned life insurance (2)	9,044	380	5.61%	4,866	209	5.73%
Investment securities:
U.S. Agencies	1,648	45	3.68%	2,207	53	3.22%
Mortgage backed securities	14,244	220	2.07%	14,586	308	2.82%
CMO	42,844	732	2.28%	33,877	677	2.67%
Municipal securities (2)	6,419	310	6.45%	13,824	651	6.30%
Corporate bonds	16,530	299	2.42%	7,903	187	3.17%
Taxable municipal securities	10,933	319	3.90%	10,913	369	4.52%
SBA	1,473	22	1.97%	2,662	(13)	(0.64)%
Other investments	4,306	96	2.98%	4,587	81	2.35%

Total investment securities	98,397	2,043	2.77%	90,559	2,313	3.42%
Interest bearing deposits	16,586	29	0.23%	24,143	42	0.23%

Total earning assets	$499,652	$17,785	4.75%	$507,587	$18,833	4.96%

Cash and cash equivalents	8,183			7,459
Allowance for loan losses	(7,981)			(10,528)
Other assets	29,636			24,977

Total assets	$529,490			$529,495

Liabilities & Stockholders’ Equity:
Interest checking	$11,000	$24	0.30%	$10,078	$27	0.37%
Money market deposit accounts	142,839	535	0.50%	145,837	848	0.78%
Statement savings	1,244	4	0.42%	916	3	0.42%
Certificates of deposit	229,521	3,642	2.12%	221,218	4,150	2.51%

Total interest-bearing deposits	384,604	4,205	1.46%	378,049	5,028	1.78%

Fed funds purchased	6	—	0.00%	—	—	—%
Repurchase agreements	1,380	4	0.40%	1,041	4	0.50%
Subordinated debt	7,155	117	2.19%	7,155	102	1.92%
FHLB advances	40,803	878	2.87%	54,451	1,234	3.03%

Total interest-bearing liabilities	433,948	5,204	1.60%	440,696	6,368	1.93%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	47,881			43,096
Other liabilities	1,760			1,767

Total liabilities	49,641			44,863
Shareholders’ equity	45,901			43,936

Total liabilities and shareholders’ equity	$529,490			$529,495

Net interest income		$12,581			$12,465

Interest rate spread			3.15%			3.03%

Net interest margin			3.36%			3.28%

Ratio of average interest earning assets to average interest-bearing liabilities			115.14%			115.18%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

Noninterest Income

Total noninterest income was $621 thousand for the third quarter of 2012, compared to $313 thousand for the same period of 2011. Fees on deposits increased 19.8% to $97 thousand for the third quarter of 2012 compared to $81 thousand for the comparable period in 2011. Gain on sale of securities were $53 thousand for the three months ended September 30, 2012 compared to no gain on sale of securities as no security sales were transacted during the third quarter of 2011. The mortgage division added $253 thousand to noninterest income as gains on sales of loans were recognized in the third quarter 2012 compared to zero for the third quarter 2011 as the division was not yet operational in the third quarter of 2011. Other noninterest income decreased $14 thousand for the second quarter of 2012 to $218 thousand compared to $232 thousand for the same period of 2011. This decrease was due primarily to a decline in the cash surrender value of life insurance.

For the nine months ended September 30, 2012, noninterest income decreased $27 thousand to $1.3 million for the first nine months of 2012 from $1.4 thousand for the comparable period in 2011, attributable to fewer security sales in the first nine months of 2012 compared to 2011 being offset partially by the gain on sale of loans and overall increase in the cash surrender value of life insurance.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expenses for the third quarter of 2012 remained relatively stable and totaled $3.4 million, a decrease of $140 thousand, compared to $3.6 million for the same period in 2011.

For the nine months ended September 30, 2012, total noninterest expense increased $4.4 million, or 42.8% to $14.7 million from $10.3 million for the comparable period in 2011. The primary cause of the increase was the implementations of the Asset Resolution Plan in accordance with the Standby Purchase Agreement as part of the rights offering that closed May 19, 2012 and the restructuring of the Federal Home Loan Bank of Atlanta (FHLB) advances. Write-downs and losses on OREO expense increased $1.3 million to $1.6 million for the nine months ended September 30, 2012, from $321 thousand for the nine months ended September 30, 2011. A prepayment penalty of $2.8 million was incurred in the second quarter of 2012 as part of the FHLB restructuring that was designed to reduce interest expense and better match the maturity of the Company’s current asset portfolio.

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

The effective tax rate for the three month periods ended September 30, 2012 and 2011 was 31.5% and 35.3%, respectively. The effective tax rate for the nine months ended September 30, 2012 and 2011 was 35.6% and 36.4%, respectively.

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

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest, and OREO, were $13.8 million at September 30, 2012, down from $27.0 million at September 30, 2011. This decrease reflects the implementation of the Asset Resolution Plan in accordance with the Standby Purchase Agreement of the rights offering that closed May 19, 2012. At December 31, 2011, nonperforming assets totaled $25.3 million. Nonperforming assets are composed largely of loans secured by real estate and repossessed properties in our OREO portfolio. At the end of the third quarter, OREO was $4.5 million, down from $8.5 million at September 30, 2011 and down from $7.6 million at December 31, 2011. At September 30, 2012, there were $3.4 million of troubled debt restructurings that were performing loans.

Nonaccrual loans were $9.3 million at September 30, 2012, continuing to decrease from $18.5 million at September 30, 2011 and $17.7 million at December 31, 2011. The decrease reflects the continued efforts by the Company to decrease nonaccruals in a challenging economic environment.

Loan charge-offs, net of recoveries, amounted to $201 thousand for the third quarter of 2012 compared to $5.9 million for the third quarter of 2011. For the third quarter of 2012, the provision for loan losses was $156 thousand compared to $4.7 million for the third quarter of 2011, and compared to $868 thousand for the fourth quarter of 2011. With the level of real estate secured debt and the decreased nonperforming assets, management is confident that we can successfully manage through the continuing economic downturn. With the successful implementation of the Asset Resolution Plan in connection with the Standby Purchase Agreement as part of the rights offering, we do not anticipate continued significant provision expenses as were necessary in the second quarter of 2012.

Loans past due 30 to 89 days continue to drop and stood at $2.1 million at the end of the third quarter of 2012 compared to $2.3 million at the ends of the third quarter and year ended 2011, a $200 thousand reduction in those balances.

Although the Company believes it has a sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $7.2 million at September 30, 2012 compared to $9.0 million at September 30, 2011 and $9.3 million at December 31, 2011. The ratio of the allowance for loan losses to total loans outstanding at September 30, 2012 was 1.97% compared to 2.51% at December 31, 2011 and 2.42% at September 30, 2011. The movement in this ratio results from and is directionally consistent with the improvement in the Company’s credit quality statistics.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

	2012		2011
	September 30,	June 30	December 31,	September 30,
		(Dollars in thousands)
Nonaccrual loans	$9,279	$9,778	$17,691	$18,455
Loans past due 90 days and accruing interest	—	—	—	—

Total nonperforming loans	9,279	9,778	17,691	18,455
Other real estate owned	4,502	4,787	7,646	8,536

Total nonperforming assets	$13,781	$14,565	$25,337	$26,991

Allowance for loan losses to period end loans	1.97%	1.97%	2.51%	2.42%
Nonperforming assets to total loans & OREO	3.71%	3.90%	6.71%	7.07%
Nonperforming assets to total assets	2.60%	2.80%	4.68%	5.04%
Allowance for loan losses to nonaccrual loans	77.68%	74.18%	52.41%	48.91%

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

At September 30, 2012, cash and cash equivalents totaled $33.5 million. Investment securities not pledged totaled $88.6 million, for a total of 16.7% of total assets, which management believes is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including unused unsecured federal funds facilities with three banks totaling $23.5 million and unused available term loans through the FHLB totaling $59.5 million.

Total liquidity and other alternative sources of liquidity totaled $205.1 million at September 30, 2012 if fully utilized, which represents 38.7% of total assets.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At September 30, 2012, pre-approved but unused lines of credit for loans totaled approximately $51.6 million. In addition, we had approximately $4.4 million in financial and performance standby letters of credit at September 30, 2012. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualifies as Tier 1 capital. First Capital Bank’s ratios exceed regulatory requirements. As of September 30, 2012, the Company had a Tier 1 risk-based capital ratio of 12.37% and a Total risk-based capital ratio of 13.94%. At December 31, 2011 these ratios were 11.60% and 13.17%, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.	CONTROLS AND PROCEDURES

Based upon an evaluation as of September 30, 2012 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – None to report

Item 1A.	Risk Factors – Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None to report

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed November 13, 2006)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed May 22, 2007)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

3.4	Articles of Amendment to the Company’s Articles of Incorporation, increasing the number of authorized shares of Common Stock to 30,000,000 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on September 3, 2010)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009)

4.3	Warrant to Purchase Shares of Common Stock, dated April 3, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2012.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2012.

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2012.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2012.

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

99.3	Certification of John M. Presley Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.3 of Form 10-K filed on March 31, 2011).

99.4	Certification of William W. Ranson Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.4 of Form 10-K filed on March 31, 2011).

101	The following materials from the Company’s 10-Q Report for the quarter ended September 30, 2012, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operation, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (1)

(1)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date: November 14, 2012	By:	/s/ John M. Presley
John M. Presley
Managing Director & Chief Executive Officer

	By:	/s/ William W. Ranson
William W. Ranson
Executive Vice President & Chief Financial Officer