Form 10-K
period 2012-12-31
FIRST CAPITAL BANCORP, INC.
filed 2013-03-29
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number 001-33543

FIRST CAPITAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Virginia	11-3782033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4222 Cox Road Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804)-273-1160

Securities registered under Section 12(b) of the Exchange Act:

(Title of Class)	Name of each Exchange on which registered)
Common Stock, $4.00 par value	NASDAQ Capital Market

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed based on a sale price of $3.18 for the Bank’s common stock on March 26, 2013 is approximately $18.8 million.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 26, 2013: 12,285,064 Shares of Common Stock, $4.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

FIRST CAPITAL BANCORP, INC.

FORM 10-K

Fiscal Year Ended December 31, 2012

PART I

Company

First Capital Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Glen Allen, Virginia. We conduct our primary operations through our wholly-owned subsidiary, First Capital Bank (the “Bank”), which opened for business in 1998.

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

First Capital Bank operates seven full service branch offices (alternatively referred to herein as “branches” and “offices”), throughout the greater Richmond metropolitan area. The bank engages in a general commercial banking business, with a particular focus on the needs of small and medium-sized businesses and their owners and key employees, and the professional community.

The year ended December 31, 2012, was one of most active and exciting years in the Company’s history. In addition to operating its core business, during the second quarter of 2012, the Company successfully closed its $17.8 million rights offering, participated in the United States Treasury’s auction of its TARP securities, was the successful bidder for $5 million of those securities, implemented the Asset Resolution Plan required in our Standby Purchase Agreement with our standby purchaser and now majority shareholder, Kenneth R. Lehman (“Lehman”), and retired $40 million of the Company’s longer-term debt with the Federal Home Loan Bank of Atlanta.

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

Under the Standby Purchase Agreement with Lehman, the Company was required to use all or a portion of the capital raised in the rights offering to significantly change our strategy with respect to up to $50 million of our assets, consisting primarily of other real estate owned, nonperforming loans and performing loans graded substandard or lower. During the second quarter of 2012, the Company and Lehman identified $33.5 million of nonperforming and performing loans and $5.9 million of other real estate owned as targets under the agreement. We changed our strategy to accelerate the resolution of these assets prior to December 31, 2013 in accordance with the Standby Purchase Agreement and the Asset Resolution Plan. As a result of this change in strategy, during the second quarter of 2012 nonperforming and performing loans were written down by $7.4 million and other real estate owned was written down $1.2 million. Company management feels that with the actions taken in the second quarter to accelerate the resolution of the identified assets, further significant losses in these portfolios are not expected and the Company is better positioned to be profitable in the future.

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

During the second and third quarter of 2012 the Company retired $45 million of Federal Home Loan Bank of Atlanta advances. The advances had an average interest rate of 3.08% representing an annual cost of approximately $1.2 million. The Company incurred prepayment penalties of approximately $2.8 million during the second quarter to retire this debt; however, we believe the Company’s earnings and net interest margin will see significant improvement in future periods due to the repayment of this debt.

After fully implementing the above detailed activities, we ultimately experienced slight asset growth during 2012 and continued to focus our effort on improving the quality of our loan portfolio. As of December 31, 2012, we had assets of $542.9 million, a $1.3 million, or 0.23%, increase from December 31, 2011. For 2012, our net loss of $6.0 million was a direct correlation to the activities described above and compared to a net loss for 2011 of $3.1 million. Our earnings per diluted share after payment of TARP dividends and accretion of discount for 2012 was a loss of $0.76 compared to a loss of $1.26 for 2011. With the completion of the initiatives undertaken in 2012, the Company believes that it is well positioned for future success.

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

Employees

As of March 23, 2013, we had a total of 101 full time equivalent employees. We consider relations with our employees to be excellent. Our employees are not represented by a collective bargaining unit.

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

We have written policies and procedures to help manage credit risk. We use a loan review process that includes a portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and annual independent third party portfolio reviews to establish loss exposure and to monitor compliance with policies. Our loan approval process includes our Management Loan Committee and the Loan Committee of the Board of Directors. Our Chief Credit Officer is responsible for reporting to the Directors monthly on the activities of the Management Loan Committee and on the status of various delinquent and non-performing loans. The Loan Committee of the Board of Directors also reviews lending policies proposed by management. Our Board of Directors establishes our total lending limit and approves proposed lending policies approved by the Loan Committee of the Board.

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

In the normal course of business, we make various commitments and incur certain contingent liabilities that are disclosed but not reflected in our annual financial statements including commitments to extend credit. At December 31, 2012, commitments to extend credit totaled $82.6 million.

Construction Lending

We make local construction and land acquisition and development loans. Residential houses and commercial real estate under construction and the underlying land secure construction loans. At December 31, 2012, construction, land acquisition and land development loans outstanding were $58.3 million, or 15.5% of total loans. These loans are concentrated in our local markets. Lending activity in this area has been significantly curtailed in the last 36 months due to the overall economy. Because the interest rate charged on these loans usually floats with the market, these loans assist us in managing our interest rate risk. Construction lending entails significant additional risks, compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the value of the building under construction is only estimable when the loan funds are disbursed. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 80% of appraised value in addition to analyzing the creditworthiness of the borrowers. We also obtain a first lien on the property as security for construction loans and typically require personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than loans secured by real property but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. We have a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2012, commercial loans totaled $40.4 million, or 10.7% of the total loan portfolio.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in our market area including commercial buildings and offices, recreational facilities, small shopping centers, churches and hotels. At December 31, 2012, commercial real estate loans totaled $144.0 million, or 38.3% of our total loans. We may lend up to 80% of the secured property’s appraised value. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economic environment. Our commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we typically require personal guarantees or endorsements of the borrowers’ principal owners. In addition, we carefully evaluate the location of the security property.

Residential Real Estate Lending

Residential real estate loans at December 31, 2012, accounted for $131.1 million, or 34.9% of our total loan portfolio. Residential first mortgage loans represent $83.3 million or 63.5% of total residential real estate loans and are primarily made up of investor loans to qualified borrowers leasing property. Multifamily and home equity loans represent $25.7 million and $17.1 million, respectively, and junior liens account for $5.0 million of total residential real estate loans.

All residential mortgage loans originated by us contain a “due-on-sale” clause providing that we may declare the unpaid principal balance due and payable upon sale or transfer of the mortgaged premises. In connection with residential real estate loans, we require title insurance, hazard insurance and if appropriate, flood insurance. We do not require escrows for real estate taxes and insurance.

Consumer Lending

We offer various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, boat loans, deposit account loans, installment and demand loans and credit cards. At December 31, 2012, we had consumer loans of $2.2 million or 0.6% of total loans. Such loans are generally made to customers with whom we have a pre-existing relationship. We currently originate all of our consumer loans in our local market area.

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

SUPERVISION AND REGULATION

General. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s current earnings are sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Bank paid no dividends to the Company during 2012 and 2011.

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

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% – or 3% in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

Dodd-Frank Act. In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms were implemented beginning in 2011 and continuing thereafter through regulations to be adopted by various federal banking and securities regulatory agencies. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its provisions do not directly impact community-based institutions like the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. Provisions that could impact the Bank include the following:

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

•

Interest on Demand Deposits. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits, including business transaction and other accounts.

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

The following table shows high and low sale prices for our common stock, as reported to us, for the periods indicated.

2012	High	Low

1st Quarter	$3.55	$2.02
2nd Quarter	$2.40	$2.01
3rd Quarter	$2.50	$2.26
4th Quarter	$3.19	$2.40

2011	High	Low

1st Quarter	$4.54	$3.55
2nd Quarter	$5.00	$3.30
3rd Quarter	$4.18	$2.45
4th Quarter	$2.77	$1.60

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

There were 12,274,964 shares of the Company’s common stock outstanding at the close of business on December 31, 2012. As of March 23, 2013, there were approximately 619 shareholders of record of our common stock.

ITEM 6. SELECTED FINANCIAL INFORMATION

The following consolidated summary sets forth our selected financial data for the periods and at the dates indicated. The selected financial data for fiscal years have been derived from our audited financial statements for each of the five years that ended December 31, 2012, 2011, 2010, 2009, and 2008. You also should read the detailed information and the financial statements for all of such periods included elsewhere in this Report on Form 10-K.

	At or for the Fiscal Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except ratios and per share amounts)
Income Statement Data:
Interest income	$23,013	$24,327	$26,430	$25,401	$24,044
Interest expense	6,674	8,379	10,217	12,810	12,996

Net interest income	16,339	15,948	16,213	12,591	11,048
Provision for loan losses	9,196	9,441	8,221	2,285	2,924

Net interest income after provision for loan losses	7,143	6,507	7,992	10,306	8,124
Noninterest income	1,982	2,080	1,050	747	744
Noninterest expense	18,421	13,549	12,550	10,628	8,560

Income before income taxes	(9,296)	(4,962)	(3,508)	425	308
Income tax expense (benefit)	(3,290)	(1,886)	(1,336)	117	138

Net income	(6,006)	(3,076)	(2,172)	308	170

Effective dividend on preferred stock	623	679	678	503	—

Net income (loss) available to common stockholders	$(6,629)	$(3,755)	$(2,850)	$(195)	$170

Per Share Data:
Basic earnings per share	$(0.76)	$(1.26)	$(0.96)	$(0.07)	$0.06
Diluted earnings per share	$(0.76)	$(1.26)	$(0.96)	$(0.07)	$0.06
Book value per share	$3.49	$10.11	$11.16	$12.14	$11.92
Balance Sheet Data:
Assets	$542,947	$541,690	$536,025	$530,396	$431,553
Cash and cash equivalents	35,321	50,359	32,367	31,667	15,354
Securities available for sale	86,825	84,035	86,787	77,118	30,523
Securities held to maturity	2,880	2,884	2,389	1,453	1,454
Loans, net	368,920	360,969	386,209	397,120	36,744
Allowance for loan losses	7,269	9,271	10,626	6,600	5,060
Foreclosed assets	3,771	7,646	2,615	3,388	2,158
Bank owned life insurance	9,251	8,917	448	—	—
Deposits	459,113	440,199	426,871	422,134	334,300
FHLB advances	25,000	50,000	55,000	50,000	50,000
Subordinated debentures	7,155	7,155	7,155	7,155	7,155
Shareholders’ equity	47,088	40,683	43,675	46,458	35,420
Average shares outstanding, basic and diluted	8,700	2,971	2,971	2,971	2,971
Selected Performance Ratios
Return on average assets	–1.13%	–0.58%	–0.41%	0.06%	0.04%
Return on average equity	–13.01%	–7.11%	–4.74%	0.71%	0.49%
Average yield on interest earning assets	4.72%	4.91%	5.18%	5.38%	6.29%
Average rate paid on interest-bearing liabilities	1.54%	1.89%	2.28%	3.15%	3.99%
Net interest margin, fully taxable equivalent	3.39%	3.26%	3.20%	2.69%	2.89%
Interest-earning assets to interest-bearing liabilities	115.60%	114.70%	114.90%	116.72%	117.56%
Efficiency ratio	100.55%	75.16%	72.70%	79.68%	72.60%
Capital Ratios
Equity to total assets at end of period	8.67%	7.51%	8.15%	8.76%	8.21%
Average equity to average assets	8.69%	8.13%	8.55%	8.84%	8.87%
Tangible capital ratio	7.67%	5.54%	6.18%	6.80%	5.67%
Tier 1 risk-based capital ratio	12.29%	11.60%	12.08%	12.36%	10.62%
Total risk-based capital ratio	13.75%	13.17%	13.74%	14.09%	12.41%
Leverage ratio	9.19%	8.37%	9.04%	10.01%	9.62%
Asset Quality Ratios:
Non-performing loans to period-end loans	2.49%	4.78%	6.82%	2.57%	1.18%
Non-performing assets to total assets	2.42%	4.68%	5.54%	1.96%	1.52%
Net loan charge-offs to average loans	2.97%	2.92%	0.92%	0.19%	0.10%
Allowance for loan losses to loans outstanding at end of period	1.93%	2.51%	2.78%	1.64%	1.36%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations and financial condition, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

Overview

The Company is a bank holding company which owns 100% of the stock of the Bank. We are headquartered in Glen Allen, Virginia and conduct our primary operations through our wholly owned subsidiary. Through its seven full service branch offices and courier service, the Bank serves the greater Richmond metropolitan area which includes the counties of Henrico, Chesterfield and Hanover, the Town of Ashland and the City of Richmond, Virginia. We target small to medium-sized businesses and consumers in our market area and emerging suburbs outside of the greater Richmond metropolitan area. In addition, we strive to develop personal, knowledgeable relationships with our customers, while at the same time offering products comparable to statewide regional banks located in its market area. We believe that the marketing of customized banking services has enabled it to establish a niche in the financial services marketplace in the Richmond metropolitan area.

The continuing difficult economic environment during 2012 and 2011, as well as the implementation of the Company’s Asset Resolution Plan in the second quarter of 2012, resulted in continuing elevated loan loss provisions, which negatively impacted our financial performance as we realized a net loss of $6.0 million for the year ended December 31, 2012, compared to a $3.1 million loss for the year ended December 31, 2011. Net loss allocable to common shareholders, which adds to the net loss the dividends and discount accretion on preferred stock, was a loss of $6.6 million for the year ended December 31, 2012 compared to a loss of $3.8 million for 2011. A key factor affecting the 2012 results was a $9.2 million provision for loan losses due largely to the chargeoffs associated with the Asset Resolution Plan. Return on average equity for the year ended December 31, 2012 was -13.01%, while return on average assets was -1.13%, compared to -7.11% and -0.58%, respectively, for 2011.

For the year ended December 31, 2012, assets increased $1.3 million to $542.9 million or 0.23% from $541.7 million at December 31, 2011. Total net loans, excluding loans held for sale, at December 31, 2012 were $368.9 million, an increase of $8.0 million, or 2.20%, from the December 31, 2011 amount of $361.0 million. Deposits increased $18.9 million to $459.1 million, or 4.30% from the December 31, 2011 amount of $440.2 million.

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

First Capital Bank’s critical accounting policies relate to the evaluation of the allowance for loan losses and estimation of fair value of financial instruments and other assets.

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

Although management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if future economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

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

	Year Ended December 31,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$377,246	$20,438	5.42%	$384,131	$21,511	5.60%
Bank owned life insurance (2)	9,087	507	5.58%	5,877	333	5.66%
Investment securities:
U.S. Agencies	1,335	50	3.79%	1,814	60	3.28%
Mortgage backed securities	13,589	278	2.05%	14,919	389	2.60%
CMO	41,705	945	2.27%	35,093	907	2.59%
Municipal securities (2)	6,256	403	6.44%	13,423	840	6.26%
Corporate bonds	16,585	397	2.39%	9,679	271	2.80%
Taxable municipal securities	11,213	428	3.82%	10,601	471	4.44%
SBA	1,433	28	1.96%	2,407	(8)	(0.33)%
Other investments	4,075	136	3.33%	4,581	110	2.40%

Total investment securities	96,191	2,665	2.77%	92,517	3,040	3.29%
Interest bearing deposits	18,843	44	0.23%	25,689	59	0.23%

Total earning assets	$501,367	$23,654	4.72%	$508,214	$24,943	4.91%

Cash and cash equivalents	8,077			7,666
Allowance for loan losses	(7,800)			(10,202)
Other assets	29,549			26,407

Total assets	$531,193			$532,085

Liabilities & Stockholders’ Equity:
Interest checking	$10,985	$34	0.31%	$10,279	$37	0.36%
Money market deposit accounts	142,940	700	0.49%	148,240	1,077	0.73%
Statement savings	1,278	5	0.41%	929	4	0.42%
Certificates of deposit	233,164	4,816	2.07%	221,826	5,475	2.47%

Total interest-bearing deposits	388,367	5,555	1.43%	381,274	6,593	1.73%

Fed funds purchased	5	—	0.00%	—	—	—%
Repurchase agreements	1,365	5	0.40%	1,331	7	0.49%
Subordinated debt	7,155	154	2.15%	7,155	139	1.95%
FHLB advances	36,831	960	2.61%	53,329	1,641	3.08%

Total interest-bearing liabilities	433,723	6,674	1.54%	443,089	8,380	1.89%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	49,592			43,973
Other liabilities	1,707			1,752

Total liabilities	51,299			45,725
Shareholders’ equity	46,171			43,271

Total liabilities and shareholders’ equity	$531,193			$532,085

Net interest income		$16,980			$16,563

Interest rate spread			3.18%			3.02%

Net interest margin			3.39%			3.26%

Ratio of average interest earning assets to average interest-bearing liabilities			115.60%			114.70%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

Year ended December 31, 2012 compared to year ended December 31, 2011

The low interest rates during the last year have placed downward pressure on the Company’s yield on earning assets and related interest income. The decline in earning asset yields, however, has been offset principally by repricing of money market accounts, certificates of deposit to lower yields, and FHLB advances. The Company also expects net interest margin to be negatively impacted by continued low rates over the next several quarters.

Net interest income for the year ended December 31, 2012 increased 2.45% to $16.3 million from $15.9 million for the year ended December 31, 2011. Net interest income increased due to a 13 basis point increase in the net interest margin from 3.26% for the year ended December 31, 2011 to 3.39% for the comparable period of 2012.

Average earning assets decreased $6.8 million, or 1.35%, to $501.4 million for 2012 from $508.2 million for 2011. Average loans, net of unearned income decreased $6.9 million for 2012 to $377.2 million. The average rate earned on net loans, decreased 18 basis points to 5.42% from 5.60% for the year ended December 31, 2011. The average balance in our securities portfolio increased $3.7 million in 2012 to $96.2 million from $92.5 million in 2011. We used liquidity generated by deposits and TARP funds to mitigate interest rate risk and pick up spreads over the Federal funds rate. During 2012, the Company sold securities to restructure the investment portfolio to reduce the duration, volatility and provide more cash flow to the Company. Reinvestment of the proceeds resulted in a reduction in the average yield on the investment portfolio from 3.29% for 2011 to 2.77% for 2012. Investment income, on a tax equivalent basis, decreased to $2.7 million for 2012 from $3.0 million for 2011. Interest on interest bearing deposits decreased from $59 thousand for 2011 to $44 thousand for 2012 as the average balance sold decreased from $25.7 million in 2011 to $18.8 million in 2012 and the yield remained unchanged at 23 basis points. As a result of these changes, the yield on earning assets decreased 19 basis points to 4.72% for 2012 from 4.91% for 2011.

Average interest bearing deposit liabilities increased $7.1 million or 1.86% to $388.4 million for 2012 from $381.3 million for 2011. Interest expense on deposits decreased $1.0 million for 2012 compared to 2011. The average cost of interest-bearing deposits decreased 30 basis points from 1.73% for 2011 to 1.43% for 2012. The decrease in cost of interest-bearing deposits is the result of declining interest rates and change in the mix of deposits. The cost of certificates of deposit decreased 40 basis points from 2.47% for 2011 to 2.07% for 2012 despite the average outstanding balances increasing $11.3 million. Money market accounts decreased on average $5.3 million for 2012 compared to 2011 as the cost decreased from 0.73% to 0.49% for 2012. We expect deposit costs to continue to decrease in early 2013 as certificates of deposit reprice and the rate on money market accounts decreases, but to a lesser extent than such costs decreased in 2012.

The average rate on advances from the Federal Home Loan Bank of Atlanta decreased 47 basis points from 3.08% to 2.61% for 2012 due to the restructuring of the FHLB advance portfolio in 2012. In addition, subordinated debt pricing increased 20 basis points as the cost was tied to LIBOR for 2012.

The following table analyzes changes in net interest income attributable to changes in the volume of interest-earning assets and interest bearing liabilities compared to changes in interest rates.

	2012 vs. 2011 Increase (Decrease) Due to Changes in:			2011 vs. 2010 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)			(Dollars in thousands)

Earning Assets:
Loans, net of unearned income	$(386)	$(687)	$(1,073)	$(1,458)	$(339)	$(1,797)
BOLI	182	(8)	174	287	25	312
Investment securities:	121	(495)	(374)	206	(517)	(311)
Interest bearing deposits	(16)	1	(15)	14	—	14

Total earning assets	(99)	(1,189)	(1,288)	(951)	(831)	(1,782)

Interest-Bearing Liabilities:
Interest checking	3	(6)	(3)	4	—	4
Money market deposit accounts	(39)	(338)	(377)	17	(723)	(706)
Statement savings	1	—	1	1	—	1
Certificates of deposit	280	(938)	(658)	(211)	(636)	(847)
Repurchase agreements	—	(1)	(1)	—	—	—
Subordinated debt	—	14	14	—	(90)	(90)
FHLB advances	(508)	(173)	(681)	(30)	(170)	(200)

Total interest-bearing liabilities	(263)	(1,442)	(1,705)	(219)	(1,619)	(1,838)

Change in net interest income	$164	$253	$417	$(732)	$788	$56

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses for the year ended December 31, 2012 was $9.2 million compared to $9.4 million for the year ended December 31, 2011. Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. We are committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in our loan portfolio. This commitment is more fully discussed in the “Asset Quality” section below.

Non-Interest Income

Year ended December 31, 2012 compared to year ended December 31, 2011

Non-interest income has been and will continue to be an important factor for increasing profitability. Management continues to consider areas where non-interest income can be increased.

Non-interest income decreased $98 thousand to $2.0 million for the year ended December 31, 2012 compared to $2.1 million for the same period in 2011.

The primary cause of the decrease in non-interest income was the sale of securities resulting in a gain of $1.1 million in 2011 as compared to a gain of $79 thousand in 2012. Fees on deposits increased $54 thousand to $377 thousand for the 2012 year compared to $323 for the 2011 year. Other noninterest income increased $208 thousand to $857 thousand for the 2012 year compared to $649 thousand for the 2011 year. Included in other noninterest income was the income on bank owned life insurance, resulting in an increase in income of $115 thousand for the year 2012. Also included in other noninterest income was the gain on sale of mortgage loans, which increased substantially as the mortgage group was in place the full year for 2012, resulting in an increase in income of $640 thousand from $29 thousand in 2011 to $669 thousand in 2012.

Non-Interest Expense

Year ended December 31, 2012 compared to year ended December 31, 2011

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expense increased 35.96% or $4.9 million to $18.4 million for 2012 as compared to $13.5 million for the year 2011. Noninterest expense was 3.47% of average assets for the year ended December 31, 2011.

Salaries and employee benefits increased 18.55% to $7.6 million for the year 2012 as compared to $6.4 million for 2011. Salaries and benefits increased primarily due to adding additional lending team members in 2012. In addition, our mortgage operation was started during the third quarter of 2011 in which 10 individuals were employed for that function for the full year of 2012.

Occupancy costs decreased $24 thousand as the result of the expiration of a lease for a branch that had moved prior to the expiration of the lease. Depreciation expense increased $21 thousand due an investment in technology.

Professional fees decreased $32 thousand for the year 2012 to $644 thousand from $676 thousand in 2011. This was primarily the result of a consistent volume of customer work-out agreements, foreclosures and settlements in 2012.

Advertising and marketing costs increased $12 thousand to $285 thousand in 2012 from $273 thousand in 2011, as additional marketing and name branding was implemented in 2012.

FDIC premiums decreased $53 thousand from $758 thousand in 2011 to $705 thousand in 2012, the result of a change in the calculation of the premium from deposits outstanding to average liabilities outstanding effective June 30, 2011.

Virginia capital stock tax decreased $234 thousand, or 49.37%, to $240 thousand during 2012 from $474 thousand for 2011. This decrease was due to the decrease in the equity of the Bank during the year.

OREO write-down and losses related to revaluation of existing values and losses on sale of OREO totaled $1.7 million in 2012 as compared to $747 thousand in 2011 as values in the real estate market continued to deteriorate resulting in write downs in the value of the properties in connection with the Asset Resolution Plan implemented following the completion of the Rights Offering.

In the second quarter of 2012, the FHLB advance portfolio was restructured incurring one-time prepayment penalties totaling $2.8 million.

Other expenses increased $247 thousand to $2.3 million in 2012 from $2.0 million in 2011 due to the compliance function transitioning to an outsourced function from an employee function and expenses related to the mortgage operation increasing in volume during 2012.

Income Taxes

Our reported income tax benefit was $3.3 million for 2012 and income tax benefit was $1.9 million for 2011. Note 11 of our consolidated financial statements provides a reconciliation between the amount of income tax benefit/expense computed using the federal statutory rate and our actual income tax benefit/expense. Also included in Note 11 to the consolidated financial statements is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 2012 and 2011.

Financial Condition

Assets

Total assets increased to $542.9 million at December 31, 2012, compared to $541.7 million at December 31, 2011 representing an increase of $1.3 million or 0.23%. Average assets decreased 0.17% from $532.1 million for the year ended December 31, 2011 to $531.2 million for the year ended December 31, 2012. Stockholders’ equity increased 15.74% to $47.0 million for the year ended December 31, 2012 as compared to $40.7 million for the same period in 2011.

Loans

Our loan portfolio is the largest component of our earning assets. Total loans, which exclude the allowance for loan losses and deferred loan fees and costs, at December 31, 2012, were $376.1 million, an increase of $6.0 million from $370.1 million at December 31, 2011. Commercial real estate increased $1.0 million or 0.73% to $144.0 million and represented 38.30% of the portfolio. Other construction, land development and other land loans decreased $3.6 million, or 7.37%, to $45.1 million from $48.6 million and represented 11.98% of the portfolio, down from 13.14% at December 31, 2011. The allowance for loan losses was $7.3 million, down 21.61% and represented 1.93% of total loans outstanding at December 31, 2012 down from 2.51% at December 31, 2011.

Major classifications of loans are as follows:

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Real estate
Residential	$131,144	$127,541	$118,209	$110,437	$97,314
Commercial	144,034	142,989	145,399	125,445	106,796
Residential Construction	13,202	9,712	15,852	23,531	24,980
Other Construction, Land
Development & Other Land	45,053	48,637	66,041	85,119	86,773
Commercial	40,423	37,922	48,004	54,590	51,138
Consumer	2,215	3,250	3,693	4,542	5,584

Total loans	376,071	370,051	397,198	403,664	372,585
Less:
Allowance for loan losses	7,269	9,271	11,036	6,600	5,060
Net deferred (income) costs	118	189	47	56	(85)

Loans, net	$368,920	$360,969	$386,209	$397,120	$367,440

Our average net loan portfolio totaled 73.69% of average earning assets in 2012, down from 75.58% in 2011. Because of the nature of our market, loan collateral is predominantly real estate. At December 31, 2012, the Company had approximately $332.4 million in loans secured by real estate which represents 88.40% of our total loans outstanding as of that date.

Asset Quality

With the successful implementation of the Asset Resolution Plan in the second quarter of 2012, the Company has seen significant improvement in asset quality. Nonperforming loans to period end loans improved to 2.49% at December 31, 2012 as compared to 4.78% at December 31, 2011. Nonperforming assets to total assets improved to 2.42% at December 31, 2012 as compared to 4.68% at December 31, 2011. Other real estate owned declined $3.9 million or 50.68% from $7.6 million at December 31, 2011 to $3.8 million at December 31, 2012.

Resources continue to be devoted specifically to the ongoing review of the loan portfolio and the workouts of problem assets to minimize any losses to the Company. The Company has in place a special assets loan committee, which includes the Company’s Chief Executive Officer, Chief Credit Officer, and other senior lenders and credit officers. This committee formulates strategies, develops action plans, and approves all credit actions taken on significant problem loans. Management continues to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential and commercial real estate, and adjusts the allowance for loan losses accordingly. Historically, and particularly in the current economic environment, the Company seeks to work with its customers on loan collection matters while taking appropriate actions to improve the Company’s position and minimize any losses. These loans are closely managed and evaluated for collection with appropriate loss reserves established whenever necessary.

Net charge-offs for 2012 were $11.2 million, or 2.97%, of average loans outstanding. Net charge-offs included commercial loans of $1.1 million, residential construction loans of $1.5 million, commercial real estate loans of $2.6 million, other construction, land development and other land $4.0 million and residential real estate $2.5 million. At December 31, 2012, total past due loans, 30 – 89 days past due and 90+ days past due and accruing, were $3.4 million, or 0.91%, of total loans, up from $2.3 million at December 31, 2011. Included in this amount is a $1.3 million loan that was 90+ days past due and accruing. This loan was paid off subsequent to year end. Loans classified as Substandard decreased $18.1 million, or 47.18% to $20.2 million at December 31, 2012 from $38.3 million at December 31, 2011. Special Mention loans increased $2.3 million, or 6.71% to $37.3 million at December 31, 2012 from $35.0 million at December 31, 2011.

Improvements in these credit metrics reflect the effort the Company devoted to asset quality, most notably the implementation of the Asset Resolution Plan during 2012.

Non-performing Assets

At December 31, 2012, non-performing assets decreased $12.2 million or 48.21% to $13.1 million at December 31, 2012. The ratio of nonperforming assets to total assets was 2.42% at year end 2012 compared to 4.68% at year end 2011. Non-performing assets consist of nonaccrual loans totaling $8.0 million, loans past due 90 days and accruing totaling $1.3 million, and OREO of $3.8 million which is represented by eighteen residential building lots, four homes and two parcels of land.

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

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-performing loans	$9,352	$17,691	$27,097	$3,607	$4,411
Non-performing assets	$3,771	$7,646	$2,615	$3,388	$2,158

Non-performing loans to period end loans	2.49%	4.78%	6.82%	0.89%	1.18%
Non-performing assets to total assets	2.42%	4.68%	5.54%	1.32%	1.52%

The following provides a roll-forward of the OREO activity from the end of 2011 to the end of 2012 (dollars in thousands):

2012
(dollars in thousands)

Beginning Balance	$7,646
Additions	224
Sales	(2,347)
Write-downs	(1,752)

Ending Balance	$3,771

Allowance for Loan Losses

For a discussion of our accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$9,271	$11,036	$6,600	$5,060	$2,489
Loans charge-offs
Real estate:
Residential	2,513	2,766	900	8	58
Commercial	2,598	213	303	—	—
Residential construction	1,470	799	1,232	149	273
Other construction, land development and other land	3,964	6,684	851	253	—
Commercial	1,082	1,692	530	340	24
Consumer	—	—	—	5	4

Total loans charged off	11,627	12,154	3,816	755	359

Recoveries
Real estate:
Residential	224	105	16	7	—
Commercial	78	—	2	—	—
Residential construction	—	18	—	1	—
Other construction, land development and other land	17	816	—	—	—
Commercial	110	9	13	2	5
Consumer	—	—	—	—	1

Total recoveries	429	948	31	10	6

Net charge-offs	11,198	11,206	3,785	745	353
Additions charge to operations	9,196	9,441	8,221	2,285	2,924

Balance, end of year	$7,269	$9,271	$11,036	$6,600	$5,060

Ratio of allowance for loan losses to loans outstanding at end of period	1.93%	2.51%	2.78%	1.64%	1.36%

Ratio of new charge-offs (recoveries) to average loans outstanding during the period	2.97%	2.92%	0.92%	0.19%	0.10%

The allowance for loan losses at December 31, 2012 was $7.3 million compared to $9.3 million at December 31, 2011. The allowance for loan losses was 1.93% of total loans outstanding at December 31, 2012 compared to 2.51% at December 31, 2011. The provision for loan losses was $9.2 million for 2012 compared to $9.4 million for 2011. Net charge-offs were $11.2 million for the each of the years ended December 31, 2012 and 2011. With the implementation of the Asset Resolution Plan in the second quarter of 2012, we feel that the stress of the portfolio has decreased despite the continued vulnerability of the economic environment of the real estate market. Additional provision for loan losses may be required if a downward trend in conditions returns. We have no exposure to sub-prime loans in the portfolio.

The following table shows the balance and percentage of our allowance for loan losses allocated to each major category of loan:

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Allocation of allowance for loans losses, end of year:
Real estate
Residential	$2,654	$3,680	$3,431	$2,315	$1,836
Commercial	2,947	1,375	760	450	150
Residential Construction	284	650	494	526	427
Other construction, land development and other land	606	2,175	4,299	2,400	1,400
Commercial	762	1,370	2,031	899	1,237
Consumer	16	21	21	10	10

Balance, December 31	$7,269	$9,271	$11,036	$6,600	$5,060

Ratio of loans to total year-end loans:
Real estate
Residential	34.87%	34.47%	29.76%	27.36%	26.12%
Commercial	38.30%	38.64%	36.61%	31.08%	28.66%
Residential Construction	3.51%	2.62%	3.99%	5.83%	6.70%
Other construction, land development and other land	11.98%	13.14%	16.63%	21.09%	23.29%
Commercial	10.75%	10.24%	12.09%	13.50%	13.73%
Consumer	0.59%	0.89%	0.93%	1.13%	1.50%

	100.00%	100.00%	100.00%	100.00%	100.00%

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

The market value of the available for sale securities at December 31, 2012 and 2011 was $86.8 million and $84.0 million, respectively. The net unrealized gain after tax on the available for sale securities was $1.4 million at December 31, 2012 as compared to $643 thousand at December 31, 2011.

The carrying values of securities available for sale at the dates indicated were as follows:

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Available for Sale
U.S. Government securities	$—	$2,001	$6,581
Mortgage-backed securities	12,035	15,908	15,022
CMO securities	37,931	38,722	31,044
State and political subdivision obligations - tax exempt	3,041	4,334	11,992
State and political subdivision obligations - taxable	15,809	6,723	12,007
Corporate bonds	16,699	14,694	6,401
SBA securities	1,310	1,653	3,740

	$86,825	$84,035	$86,787

Held to Maturity
State and political subdivision obligations - tax exempt	$2,880	$2,884	$2,389

	$2,880	$2,884	$2,389

Restricted equity securities consist primarily of Federal Reserve Bank stock, Federal Home Loan Bank of Atlanta stock and Community Bankers Bank Stock.

Deposits

The following table is a summary of average deposits and average rates paid on those deposits for the periods presented:

	2012		2011
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$49,592	0.00%	$43,973	0.00%
Interest-bearing deposits Interest checking	10,985	0.31%	10,278	0.36%
Savings	1,278	0.41%	930	0.42%
Money market accounts	142,940	0.49%	148,240	0.73%
Certificates of deposit	233,164	2.07%	221,826	2.47%

	$437,959		$425,247

As of December 31, 2012, deposits were $459.1 million, an $18.9 million increase over December 31, 2011 deposits of $440.2 million. Average deposits increased $12.7 million compared to average deposits for the year ended December 31, 2011. Average noninterest-bearing deposits increased $5.6 million to $49.6 million at December 31, 2012 compared to $44.0 million at December 31, 2011. Average money market accounts decreased 3.58% or $5.3 million to $142.9 million from $148.2 million for the comparable period in 2011. Average certificates of deposit increased $11.3 million, or 5.11%, to $233.2 million for the year ended 2012. Included in the certificates of deposits at year end are $31.6 million (6.9% of total deposits) in brokered deposits at an average cost of 1.00%. We used brokered deposits to extend the maturity of our certificates of deposit to assist in our interest rate risk management.

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2012:

	Maturities of Certificates of Deposit of $100,000 and Greater
	Within Three Months	Three to Twelve Months	Over One Year	Total	Percent of Total Deposits
	(Dollars in thousands)

At December 31, 2012	$6,642	$24,987	$125,621	$157,250	34.3%

Borrowings

At December 31, 2012 and 2011, our borrowings and the related weighted average interest rate were as follows:

	2012		2011
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
Repurchase agreements	$871	0.40%	$1,608	0.40%
Federal Home Loan Bank advances	25,000	1.29%	50,000	3.23%
Subordinated debt	7,155	1.92%	7,155	2.15%

	$33,026		$58,763

We have various lines of credit available from certain of our correspondent banks in the aggregate amount of $23.5 million. These lines of credit, which bear interest at prevailing market rates, permit us to borrow funds in the overnight market, and are renewable annually.

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

	December 31, 2012
	1 to 90 Days	90 Days to 1 Year	Total 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning Assets:
Total Loans Excluding Nonaccrual	$51,355	$61,464	$112,819	$90,404	$118,397	$46,434	$368,054
Loans Held for Sale	9,912	—	9,912	—	—	—	9,912
Investment securities	5,271	9,261	14,532	32,586	12,438	30,149	89,705
Interest-bearing bank deposits	26,744	—	26,744	—	—	—	26,744

Total rate sensitive assets	$93,282	$70,725	$164,007	$122,990	$130,835	$76,583	$494,415

Cumulative totals	$93,282	$164,007	$164,007	$286,997	$417,832	$494,415

Interest-Bearing Liabilities:
Interest checking	$13,839	$—	$13,839	$—	$—	$—	$13,839
Money market accounts	143,630	—	143,630	—	—	—	143,630
Savings deposits	1,419	—	1,419	—	—	—	1,419
Certificates of deposit:
Less than $100	9,451	26,769	36,220	28,893	17,763	—	82,876
Greater than $100	6,642	24,987	31,629	82,862	42,759	—	157,250

Total	$16,093	$51,756	$67,849	$111,755	$60,522	$—	$240,126

Federal funds purchased	—	—	—	—	—	—	—
FHLB borrowing	—	—	—	10,000	15,000	—	25,000
Sub Debt	2,000	—	2,000	—	—	—	2,000
Trust preferred	5,155	—	5,155	—	—	—	5,155
Other liabilities	871	—	871	—	—	—	871

Total rate sensitive liabilities	183,007	51,756	234,763	121,755	75,522	—	$432,040

Cumulative totals	$183,007	$234,763	$234,763	$356,518	$432,040	$432,040

Interest sensitivity gap	$(89,725)	$18,969	$(70,756)	$1,235	$55,313	$76,583

Cumulative interest sensitivity gap	$(89,725)	$(70,756)	$(70,756)	$(69,521)	$(14,208)	$62,375

Cumulative interest sensitive gap as a percentage of earning assets	–18.1%	–14.3%	–14.3%	–14.1%	–2.9%	12.6%

Ratio of cumulative rate sensitive assets to cumulative rate sensitive liabilities	51.0%	69.9%	69.9%	80.5%	96.7%	114.4%

Capital Resources and Dividends

We have an ongoing strategic objective of maintaining a capital base that supports the pursuit of profitable business opportunities, provides resources to absorb risk inherent in our activities and meets or exceeds all regulatory requirements.

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks. The regulatory capital standards categorize assets and off-balance sheet items into four categories that weight balance sheet assets according to risk, requiring more capital for holding higher risk assets. At December 31, 2012 and 2011, our Tier 1 leverage ratio (Tier 1 capital to average total assets) was 9.19% and 8.37% respectively with the minimum regulatory ratio to be well capitalized at 5.00%. Tier 1 risk based capital ratios at

December 31, 2012 and 2011 were 12.29% and 11.60%, respectively, with the minimum regulatory ratio to be well capitalized at 6.00%. Total risk based capital to risk weighted assets at December 31, 2012 and 2011 were 13.75% and 13.17%, respectively, with the minimum regulatory ratio to be well capitalized at 10.00%. Our capital structure exceeds regulatory guidelines established for well capitalized institutions, which affords us the opportunity to take advantage of business opportunities while ensuring that we have the resources to protect against risk inherent in our business.

One of our primary goals for 2012 was capital preservation. Providing a provision of $9.2 million and a prepayment penalty on the strategic restructuring of the FHLB advance portfolio of $2.8 million resulting in a loss of only $6.0 million shows the earning strength of the Company and its ability to maintain adequate capital to meet all regulatory capital requirements.

	December 31,
	2012	2011
	(Dollars in thousands)
Tier 1 capital:
Total equity	$47,089	$40,683
Other comprehensive income	(1,437)	(643)
Trust preferred debt	5,155	5,155
Disallowed deferred tax asset	(1,700)	—

Total Tier 1 capital	49,107	45,195
Tier 2 capital:
Allowance for loan losses	5,021	4,926
Subordinated debt	800	1,200

Total Tier 2 capital	5,821	6,126
Total risk based capital	54,928	51,321

Risk weighted assets	$399,439	$389,735

Capital ratios:
Tier 1 leverage ratio	9.19%	8.37%
Tier 1 risk based capital	12.29%	11.60%
Total risk based capital	13.75%	13.17%
Tangible equity to assets	7.67%	5.54%

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

We also maintain additional sources of liquidity through a variety of borrowing arrangements. The Bank maintains federal funds lines with a large regional money-center banking institution and a local community bankers bank. These available lines currently total approximately $23.5 million, of which there were no outstanding draws at December 31, 2012.

We have a credit line at the Federal Home Loan Bank of Atlanta in the amount of approximately $80.8 million, without pledging additional collateral, which may be utilized for short and/or long-term borrowing. Advances from the Federal Home Loan Bank totaled $25.0 million at December 31, 2012.

At December 31, 2012, cash, federal funds sold, short-term investments, securities available for pledge or sale and available lines were 44.31% of total deposits up from 38.48% at December 31, 2011.

Maintaining liquidity at levels to cover any eventuality was a primary goal of 2012 and we feel that the levels maintained during 2012 and 2011 accomplish that goal.

ITEM 8. FINANCIAL STATEMENTS

The following 2012 Financial Statements of First Capital Bancorp, Inc. are included after the signature pages to this Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last fiscal year.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of the design and effectiveness of its internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Audit Committee Financial Expert.

The applicable information contained in the section captioned “Proposal No. 1 – Election of Directors – Audit Committee” in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2013 (the “Proxy Statement”) is incorporated herein by reference.

Code of Ethics.

The Bank has adopted (i) A Banker’s Professional Code of Ethics, and (ii) a Code of Conduct and Conflict of Interest, both of which are applicable to its principal executive officer, principal financial officer and principal accounting officer or controller. The codes are filed as exhibits to this Report on Form 10-K.

The information contained under the section captioned “Proposal No. 1 – Election of Directors” in the Proxy Statement is incorporated herein by reference.

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

The information contained in the sections captioned “2012 Audit Committee Report” and “Proposal No. 3 – Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS

The following exhibits are filed as part of this Form 10-K:

No.	Description

2.1	Agreement and Plan of Reorganization dated as of September 5, 2006, by and between First Capital Bancorp, Inc. and First Capital Bank (incorporated by reference to Exhibit 2.1 of Form 8-K 12 g-3 filed on September 12, 2006).

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed on November 13, 2006).

3.2	Amended and Restated bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 22, 2007).

3.4	Articles of Amendment to the Company’s Articles of Incorporation, increasing the number of authorized shares of Common Stock to 30,000,000 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on June 3, 2010).

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 6, 2009).

4.1	Specimen Common Stock Certificate of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Form SB-2 filed on March 16, 2007.

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009).

4.3	Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 of Form 8-K filed on April 6, 2009).

10.1	2000 Stock Option Plan (formerly First Capital Bank 2000 Stock Option Plan) (incorporated by reference to Exhibit 10.1 to Amendment No.1 to Form SB-2 filed on April 26, 2007). *

10.2	Amended and Restated Employment Agreement dated December 31, 2008, between First Capital Bank and Robert G. Watts, Jr. (incorporated by reference to Exhibit 10.2 of Form 10-K filed on March 31, 2009).*

10.3	Amended and Restated Change in Control Agreement dated September 15, 2006, between First Capital Bank and William W. Ranson (incorporated by reference to Exhibit 10.3 of Amendment No.1 to Form SB-2 filed on April 26, 2007).*

10.4	Employment Agreement dated December 31, 2008, between First Capital Bancorp. Inc. and John M. Presley (incorporated by reference to Exhibit 10.4 of Form 10-K filed on March 31, 2009).*

10.6	Form of Change in Control Agreement dated April 1, 2009, between First Capital Bank and each of William D. Bien, Ralph Ward, Jr., James E. Sedlar and Barry P. Almond (incorporated by reference to Exhibit 10.6 of Form 10-Q filed on August 14, 2009). *

10.7	Letter Agreement, dated as of April 3, 2009, by and between First Capital Bancorp, Inc., and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 in Form 8-K filed on April 6, 2009).

10.8	Side Letter Agreement dated April 3, 2009, by and between First Capital Bancorp, Inc. and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 6, 2009).

10.9	Form of Waiver (incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 6, 2009).

10.10	Form of Waiver (incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 6, 2009).

10.11	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Form S-8 filed on September 3, 2010).

10.12	Split Dollar Life Insurance Agreement dated as of February 1, 2011, by and between First Capital Bancorp, Inc. and Gary A. Armstrong (incorporated by reference to Exhibit 10.12 of Form 10-K filed on March 31, 2011)*

10.13	Supplemental Executive Retirement Plan Agreement dated as of February 1, 2011, by and between First Capital Bancorp, Inc. and Gary L. Armstrong (incorporated by reference to Exhibit 10.13 of Form 10-K filed on March 31, 2011)*

10.14	Executive Split Dollar Agreement dated as of May 12, 2011, by and between First Capital Bancorp, Inc. and John M. Presley (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 13, 2011)*

10.15	Executive Split Dollar Agreement dated as of May 12, 2011, by and between First Capital Bancorp, Inc. and Robert G. Watts, Jr. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 13, 2011)*

10.16	Form of Change in Control Agreements, dated December 10, 2012 , between First Capital Bank and each of Andrew G. Ferguson, Gary Armstrong, Ramon Cilimberg, and Heather N. White.

10.17	Supplemental Executive Retirement Plan Agreement dated as of August 7, 2012 by and between First Capital Bancorp, Inc. and Jeanie T. Bode.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Form SB-2 filed on March 16, 2007).

23.1	Consent of Cherry Bekaert LLP, independent registered public accounting firm.

24	Power of Attorney (included on signature page).

31.1	Certification of John M. Presley, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 29, 2013.

31.2	Certification of William W. Ranson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 29, 2013.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

99.3	Certification of John M. Presley Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.4	Certification of William W. Ranson Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

101	The following materials from the Company’s 10-K Report for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (1)

*	Management contract or compensation plan or arrangement.
(1)	Furnished, not filed.

Exhibits to Form 10-K; Financial Information

A copy of any of the exhibits to this Report on Form 10-K and copies of any published annual or quarterly reports will be furnished without charge to the stockholders as of the record date, upon written request to William W. Ranson, Executive Vice President & Chief Financial Officer, 4222 Cox Road, Glen Allen, Virginia 23060.

Exhibits to Form 10-K; Financial Information

The Annual Meeting of stockholders will be held at 4:30 p.m. on Wednesday, May 15, 2013, at the Hilton Richmond Hotel & Spa/Short Pump, 12042 West Broad Street, Richmond, Virginia.

SIGNATURES

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

First Capital Bancorp, Inc.

Date:	March 29, 2013	By:	/s/ John M. Presley
John M. Presley
Managing Director & Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Date:	March 29, 2013	By:	/s/ John M. Presley
John M. Presley
Managing Director & Chief Executive Officer

Date:	March 29, 2013	By:	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President and Director

Date:	March 29, 2013	By:	/s/ William W. Ranson
William W. Ranson
Executive Vice President & Chief Financial Officer
(Principal Accounting and Financial Accounting Officer

Date:	March 29, 2013	By:	/s/ Grant S. Grayson.
Grant S. Grayson, Director

Date:	March 29, 2013	By:	/s/ Gerald Blake.
Gerald Blake, Director

Date:	March 29, 2013	By:	/s/ Yancey S. Jones.
Yancey S. Jones, Director

Date:	March 29, 2013	By:	/s/ Joseph C. Stiles, Jr.
Joseph C. Stiles, Jr., Director

Date:	March 29, 2013	By:	/s/ Richard W. Wright
Richard W. Wright, Director

Date:	March 29, 2013	By:	/s/ Gerald H. Yospin
Gerald H. Yospin, Director

Date:	March 29, 2013	By:	/s/ Debra L. Richardson
Debra L. Richardson, Director

Date:	March 29, 2013	By:	/s/ Kenneth R. Lehman
Kenneth R. Lehman, Director

Date:	March 29, 2013	By:	/s/ Neil P. Amin
Neil P. Amin, Director

Date:	March 29, 2013	By:	/s/ Robert G. Whitten
Robert G. Whitten, Director

Date:	March 29, 2013	By:	/s/ Martin L. Brill
Martin L. Brill, Director

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements

For the Years Ended

December 31, 2012 and 2011

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First Capital Bancorp, Inc. and Subsidiary

Richmond, Virginia

We have audited the accompanying consolidated statements of financial condition of First Capital Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/S/ Cherry Bekaert LLP

Richmond, Virginia

March 29, 2013

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
ASSETS
Cash and due from banks	$8,577	$9,187
Interest-bearing deposits in other banks	26,744	41,172
Investment securities:
Available for sale, at fair value	86,825	84,035
Held to maturity, at cost	2,880	2,884
Restricted, at cost	3,479	4,597
Loans held for sale	9,912	1,366
Loans, net of allowance for losses of $7,269 in 2012 and $9,271 in 2011	368,920	360,969
Other real estate owned (OREO)	3,771	7,646
Premises and equipment, net	10,945	11,273
Accrued interest receivable	1,807	1,689
Bank owned life insurance	9,251	8,917
Deferred tax asset	6,781	3,822
Prepaid FDIC premiums	809	1,482
Other assets	2,246	2,651

Total assets	$542,947	$541,690

LIABILITIES
Deposits
Noninterest-bearing	$60,098	$46,426
Interest-bearing	399,015	393,773

Total deposits	459,113	440,199

Securities sold under repurchase agreements	871	1,608
Subordinated debt and trust preferred	7,155	7,155
Federal Home Loan Bank advances	25,000	50,000
Accrued expenses and other liabilities	3,720	2,045

Total liabilities	495,859	501,007

STOCKHOLDERS’ EQUITY
Preferred stock, See Note 9	22	44
Common stock, See Note 19	49,100	11,885
Additional paid-in capital	4,072	29,695
Retained deficit	(8,120)	(1,942)
Warrants	661	661
Discount on preferred stock	(84)	(303)
Accumulated other comprehensive income, net of tax	1,437	643

Total stockholders’ equity	47,088	40,683

Total liabilities and stockholders’ equity	$542,947	$541,690

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Years Ended December 31, 2012 and 2011

	2012	2011
	(Dollars in thousands, except per share data)
Interest and dividend income
Loans	$20,438	$21,511
Investments:
Taxable interest income	2,126	2,090
Tax exempt interest income	266	554
Dividends	139	113
Interest bearing deposits	44	59

Total interest income	23,013	24,327

Interest expense
Deposits	5,555	6,592
FHLB advances	960	1,641
Subordinated debt and other borrowings	159	146

Total interest expense	6,674	8,379

Net interest income	16,339	15,948
Provision for loan losses	9,196	9,441

Net interest income after provision for loan losses	7,143	6,507

Noninterest income
Fees on deposits	377	323
Gain on sale of securities	79	1,079
Gain on sale of loans	669	29
Other	857	649

Total noninterest income	1,982	2,080

Noninterest expenses
Salaries and employee benefits	7,585	6,398
Occupancy expense	782	806
Data processing	844	778
Professional services	644	676
Advertising and marketing	285	273
FDIC assessment	705	758
Virginia franchise tax	240	474
Loss on sale and write down of OREO	1,662	747
Depreciation	624	603
FHLB prepayment penalty	2,767	—
Other	2,283	2,036

Total noninterest expense	18,421	13,549

Net loss before income taxes	(9,296)	(4,962)
Income tax benefit	(3,290)	(1,886)

Net loss	(6,006)	(3,076)
Effective dividend on preferred stock	623	679

Net loss allocable to common stockholders	(6,629)	(3,755)

Basic and diluted net loss per common share	$(0.76)	$(1.26)

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income/(Loss)

Years Ended December 31, 2012 and 2011

	2012	2011
	(Dollars in thousands)

Net loss	$(6,006)	$(3,076)
Other comprehensive income:
Investment securities:
Unrealized gains on investment securities available for sale	1,282	1,846
Tax effect	(436)	(628)
Reclassification of gains recognized in net income	(79)	(1,079)
Tax effect	27	367

Total other comprehensive income	794	506

Comprehensive loss	$(5,212)	$(2,570)

See notes to consolidated financial statements

First Capital Bancorp, Inc. Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2012 and 2011

(Dollars in thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Warrants	Discount on Preferred Stock	Accumulated Other Comprehensive Income	Total

Balances December 31, 2010	$44	$11,885	$29,739	$1,643	$661	$(434)	$137	$43,675
Net loss	—	—	—	(3,076)	—	—	—	(3,076)
Other comprehensive income	—	—	—	—	—	—	506	506
Preferred stock dividend	—	—	(137)	(411)	—	—	—	(548)
Accretion of discount on preferred stock	—	—	(33)	(98)	—	131	—	—
Stock based compensation	—	—	126	—	—	—	—	126

Balances December 31, 2011	$44	$11,885	$29,695	$(1,942)	$661	$(303)	$643	$40,683

Balances December 31, 2011	$44	$11,885	$29,695	$(1,942)	$661	$(303)	$643	$40,683
Net loss	—	—	—	(6,006)	—	—	—	(6,006)
Other comprehensive income	—	—	—	—	—	—	794	794
Preferred stock dividend	—	—	(266)	(138)	—	—	—	(404)
Accretion of discount on preferred stock	—	—	(61)	(34)	—	95	—	—
Stock based compensation	—	—	117	—	—	—	—	117
Redemption of preferred stock	(22)	—	(5,650)	—	—	124	—	(5,548)
Proceeds from issuance of 8.9 million shares of common stock, net of costs	—	35,654	(18,287)	—	—	—	—	17,367
Warrants exercised in connection with 8.9 million shares issued	—	169	(85)	—	—	—	—	85
Issuance of 348 thousand shares of restricted common stock	—	1,392	(1,392)	—	—	—	—	—

Balances December 31, 2012	$22	$49,100	$4,072	$(8,120)	$661	$(84)	$1,437	$47,088

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2012 and 2011

	2012	2011
	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(6,006)	$(3,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	9,196	9,441
Depreciation of premises and equipment	624	603
Net amortization of bond premiums/discounts	1,028	856
Stock based compensation expense	117	126
Deferred income taxes benefit	(3,368)	(553)
Gain on sale of securities	(79)	(1,079)
Gain on loans sold	(669)	(29)
Loss on sale and write-down of other real estate owned	1,662	747
Increase in cash surrender value of bank owned life insurance	(334)	(220)
Proceeds from sale of loans held for sale	71,889	3,273
Origination of loans held for sale	(79,766)	(4,610)
(Increase) decrease in other assets	1,078	(584)
Decrease (increase) in accrued interest receivable	(118)	373
Increase (decrease) in accrued expenses and other liabilities	1,675	(203)

Net cash (used in) provided by operating activities	(3,071)	5,065

Cash flows from investing activities
Proceeds from maturities and calls of securities	3,326	6,500
Proceeds from paydowns of securities available-for-sale	12,523	11,416
Purchase of securities available-for-sale	(23,669)	(50,663)
Proceeds from sale of securities available-for-sale	5,288	35,994
Proceeds from sale of other real estate owned	2,082	2,253
Improvements in other real estate owned	—	(108)
Purchase bank owned life insurance	—	(8,249)
Purchase of Federal Home Loan Bank Stock	(8)	(9)
Purchase of Federal Reserve Stock	(140)	(2)
Redemption of Federal Home Loan Bank Stock	1,266	83
Purchases of premises and equipment	(297)	(476)
Net (increase) decrease in loans	(17,015)	7,876

Net cash (used in) provided by investing activities	(16,644)	4,615

Cash flows from financing activities
Net increase in deposits	18,914	13,329
Repayments to FHLB, net of borrowings	(25,000)	(5,000)
Dividends on preferred stock	(404)	(548)
Cash paid for TARP preferred stock redemption	(5,548)	—
Proceeds from issuance of additional stock under rights offering, net of associated offering costs	17,367	—
Warrants exercised in connection with the rights offering	85	—
Net (decrease) increase in repurchase agreements	(737)	531

Net cash provided by financing activities	4,677	8,312

Net (decrease) increase in cash and cash equivalents	(15,038)	17,992
Cash and cash equivalents, beginning of period	50,359	32,367

Cash and cash equivalents, end of period	$35,321	$50,359

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2012 and 2011

(Continued)

	2012	2011
	(Dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid during the period	$6,331	$6,375

Taxes (refunded) paid during the period	$(450)	$611

Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$224	$7,923

Unrealized gain on securities available for sale, net of tax	$794	$506

Company financed sales of other real estate owned	$355	$—

See notes to consolidated financial statements

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

Use of estimates – To prepare financial statements in conformity with accounting principles generally accepted in the United States of America management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, valuation of other real estate owned, and fair values of financial instruments are particularly subject to change.

Cash equivalents – Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Due to the nature of, and restrictions placed upon the Company’s common stock investment in the Federal Reserve Bank, Federal Home Loan Bank of Atlanta and Community Bankers Bank, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications, but are periodically evaluated for impairment based on ultimate recovery of par value.

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

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. We determine the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Due to high correlation between rate lock commitments and best efforts contracts, no significant gains or losses have occurred on the rate lock commitments for the years ended December 31, 2012 and 2011.

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

Bank-owned life insurance – During 2011 and 2010, the Bank purchased life insurance on key employees in the face amount of $21.4 million and $1.3 million respectively. The policies are recorded at their cash surrender value. The cash surrender value at December 31, 2012 and 2011 was $9.3 million and $8.9 million, respectively. Income generated from these policies is recorded as noninterest income.

Stock Based Compensation – Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. The Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Income taxes – Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Advertising costs – Advertising costs are expensed in the period they are incurred and amounted to $285 thousand and $273 thousand for December 31, 2012 and 2011, respectively.

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

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Fair Value of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Recently Issued Accounting Pronouncements

On February 5, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. Generally Accepted Accounting Principles (GAAP).

The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income—but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods.

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

On February 7, 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement.

The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users.

An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

Note 2 – Restriction of Cash

To comply with Federal Reserve regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $515 thousand for the week including December 31, 2012 and $1.4 million for the week including December 31, 2011.

Note 3 – Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2012 and 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

	December 31, 2012
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$—	$—	$—	$—
Mortgage-backed securities	11,563	476	4	12,035
Corporate bonds	16,708	114	123	16,699
Collateralized mortgage obligation securities	36,996	945	10	37,931
State and political subdivisions - taxable	15,247	684	122	15,809
State and political subdivisions - tax exempt	2,862	179	—	3,041
SBA - Guarantee portion	1,271	39	—	1,310

	$84,647	$2,437	$259	$86,825

	December 31, 2011
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$1,998	$7	$4	$2,001
Mortgage-backed securities	15,484	424	—	15,908
Corporate bonds	15,472	3	781	14,694
Collateralized mortgage obligation securities	37,803	919	—	38,722
State and political subdivisions - taxable	6,490	256	23	6,723
State and political subdivisions - tax exempt	4,203	131	—	4,334
SBA - Guarantee portion	1,610	43	—	1,653

	$83,060	$1,783	$808	$84,035

	December 31, 2012
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,880	$345	$—	$3,225

	$2,880	$345	$—	$3,225

	December 31, 2011
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,884	$237	$5	$3,116

	$2,884	$237	$5	$3,116

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	2012	2011
Proceeds	$21,138	$53,910
Gross Gains	$109	$1,079
Gross Losses	$(30)	$—

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Amortized Cost	Fair Value
Available for sale
Within one year	$7,160	$7,220
One to five years	10,354	10,386
Five to ten years	16,619	17,212
Beyond ten years	50,514	52,007

Total	$84,647	$86,825

Held to maturity
Five to ten years	$350	$350
Beyond ten years	2,530	2,819

Total	$2,880	$3,169

Total	$87,527	$89,994

The following table summarizes securities with unrealized losses at December 31, 2012 and December 31, 2011, aggregated by major security type and length of time in a continuous unrealized loss position. The unrealized losses are largely due to changes in interest rates and other market conditions. At December 31, 2012, 17 out of 139 securities we held had fair values less than amortized cost primarily in municipal securities and corporate bonds. At December 31, 2011, 15 out of 123 securities we held had fair values less than amortized cost exclusively in corporate bonds. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses, the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses, and it is likely that it will not be required to sell the securities before their anticipated recovery.

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	1,011	4	—	—	1,011	4
Corporate bonds	964	33	4,908	91	5,872	124
CMO securities	611	9	—	—	611	9
State & political subdivisions-taxable	4,807	122	—	—	4,807	122
State & political subdivisions-tax exempt	—	—	—	—	—	—
SBA	—	—	—	—	—	—

All securities	$7,393	$168	$4,908	$91	$12,301	$259

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Assets:
U.S. Government agencies	$996	$4	$—	$—	$996	$4
Mortgage-backed securities	—	—	—	—	—	—
Corporate bonds	13,220	755	473	26	13,693	781
CMO securities	916	—	—	—	916	—
State & political subdivisions-taxable	1,070	23	—	—	1,070	23
State & political subdivisions-tax exempt	—	—	—	—	—	—
SBA	—	—	—	—	—	—

All securities	$16,202	$782	$473	$26	$16,675	$808

Restricted equity securities consist primarily of Federal Home Loan Bank of Atlanta stock in the amount of $1.9 million and $3.2 million as of December 31, 2012 and December 31, 2011, respectively, and Federal Reserve Bank stock in the amount of $1.5 million and $1.3 million at December 31, 2012 and December 31, 2011, respectively. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of its outstanding capital.

Securities with carrying values of approximately $871 thousand and $1.6 million were pledged as collateral at December 31, 2012 and December 31, 2011, respectively, to secure purchases of federal funds, repurchase agreements, and collateral for customer’s deposits.

Note 4 – Loans

Major classifications of loans are as follows:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)

Real estate
Residential	$131,144	$127,541
Commercial	144,034	142,989
Residential Construction	13,202	9,712
Other Construction, Land Development & Other Land	45,053	48,637
Commercial	40,423	37,922
Consumer	2,215	3,250

Total loans	376,071	370,051
Less:
Allowance for loan losses	7,269	9,271
Net deferred costs	118	189

Loans, net	$368,920	$360,969

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

Activity in the allowance for loan losses for the years ended is as follows:

	December 31,
	2012	2011
	(Dollars in thousands)

Balance, beginning of year	$9,271	$11,036
Provision for loan losses	9,196	9,441
Recoveries	430	948
Charge-offs	(11,628)	(12,154)

Balance, end of year	$7,269	$9,271

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the year	1.93%	2.51%

The following table presents activity in the allowance for loan losses by portfolio segment:

	Real Estate
	Residential	Commercial	Residential Construction	Other Construction Land Devel. & Other Land	Commercial	Consumer	Total
	(Dollars in thousands)
Balance, January 1, 2012	$3,680	$1,375	$650	$2,175	$1,370	$21	$9,271
Provision for loan losses	1,264	4,093	1,092	2,388	364	(5)	9,196
Recoveries	224	78	1	17	110	—	430
Charge-offs	(2,514)	(2,599)	(1,459)	(3,974)	(1,082)	—	(11,628)

Balance, December 31, 2012	$2,654	$2,947	$284	$606	$762	$16	$7,269

Balance, January 1, 2011	$3,431	$760	$494	$4,299	$2,031	$21	$11,036
Provision for loan losses	2,910	828	937	3,744	1,022	—	9,441
Recoveries	105	—	18	816	9	—	948
Charge-offs	(2,766)	(213)	(799)	(6,684)	(1,692)	—	(12,154)

Balance, December 31, 2011	$3,680	$1,375	$650	$2,175	$1,370	$21	$9,271

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

The following table presents the aging of unpaid principal in loans as of December 31, 2012 and December 31, 2011:

	December 31, 2012
	30-89 Day Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
	(Dollars in thousands)
Real estate
Residential	$1,752	$—	$2,005	$127,387	$131,144
Commercial	198	1,338	810	141,688	144,034
Residential Construction	—	—	1,255	11,947	13,202
Other Construction, Land Development & Other Land	28	—	3,406	41,619	45,053
Commercial	—	—	538	39,885	40,423
Consumer	79	—	—	2,136	2,215

Total	$2,057	$1,338	$8,014	$364,662	$376,071

	December 31, 2011
	30-89 Day Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
	(Dollars in thousands)
Real estate
Residential	$1,334	$—	$6,410	$119,797	$127,541
Commercial	132	—	2,909	139,948	142,989
Residential Construction	250	—	748	8,714	9,712
Other Construction, Land Development & Other Land	—	—	5,803	42,834	48,637
Commercial	470	—	1,114	36,338	37,922
Consumer	90	—	707	2,453	3,250

Total	$2,276	$—	$17,691	$350,084	$370,051

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

The following table provides details of the Company’s loan portfolio internally assigned grade at December 31, 2012 and December 31, 2011:

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate
Residential	$117,996	$8,895	$4,253	$—	$—	$131,144
Commercial	126,220	14,131	3,683	—	—	144,034
Residential Construction	8,123	2,515	2,564	—	—	13,202
Other Construction, Land Development & Other Land	25,857	10,713	8,483	—	—	45,053
Commercial	38,295	962	1,166	—	—	40,423
Consumer	2,049	88	78	—	—	2,215

Total	$318,540	$37,304	$20,227	$—	$—	$376,071

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate
Residential	$112,070	$5,549	$9,922	$—	$—	$127,541
Commercial	127,916	8,064	7,009	—	—	142,989
Residential Construction	1,954	3,582	4,176	—	—	9,712
Other Construction, Land Development & Other Land	19,460	14,551	14,626	—	—	48,637
Commercial	33,084	3,076	1,762	—	—	37,922
Consumer	2,316	137	797	—	—	3,250

Total	$296,800	$34,959	$38,292	$—	$—	$370,051

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

The loan risk rankings were updated for the quarter ended December 31, 2012 on December 13, 2012. The loan risk rankings were updated for the year ended December 31, 2011 on December 13, 14, and 15, 2011.

The following table provides details regarding impaired loans by segment and class at December 31, 2012 and December 31, 2011:

	December 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance:
Real estate
Residential	$2,184	$2,522	$—	$4,013	$4,168	$—
Commercial	810	3,570	—	291	303	—
Residential Construction	1,255	1,974	—	1,772	1,785	—
Other Construction, Land Development & Other Land	5,428	14,050	—	4,747	7,519	—
Commercial	538	1,071	—	294	300	—
Consumer	—	—	—	707	707	—

Total	$10,215	$23,187	$—	$11,824	$14,782	$—

With an allowance:
Real estate
Residential	$—	$—	$—	$2,580	$3,619	$787
Commercial	—	—	—	2,618	3,336	818
Residential Construction	—	—	—	—	—	—
Other Construction, Land Development & Other Land	—	—	—	4,659	4,969	1,450
Commercial	—	—	—	821	848	250
Consumer	—	—	—	—	—	—

Total	$—	$—	$—	$10,678	$12,772	$3,305

Total
Real estate
Residential	$2,184	$2,522	$—	$6,593	$7,787	$787
Commercial	810	3,570	—	2,909	3,639	818
Residential Construction	1,255	1,974	—	1,772	1,785	—
Other Construction, Land Development & Other Land	5,428	14,050	—	9,406	12,488	1,450
Commercial	538	1,071	—	1,115	1,148	250
Consumer	—	—	—	707	707	—

Total	$10,215	$23,187	$—	$22,502	$27,554	$3,305

The following table provides details of the balance of the allowance for loan losses and the recorded investment in financing receivables by impairment method for each loan portfolio segment:

	Real Estate
	Residential	Commercial	Residential Construction	Other Construction, Land Devel. & Other Land	Commercial	Consumer	Total
	(Dollars in thousands)
December 31, 2012
Allowance for loan losses, evaluated
Individually	$—	$—	$—	$—	$—	$—	$—
Collectively	2,654	2,947	284	606	762	16	7,269

Total ending allowance	$2,654	$2,947	$284	$606	$762	$16	$7,269

Loans, evaluated
Individually	$2,184	$810	$1,255	$5,428	$538	$—	$10,215
Collectively	128,960	143,224	11,947	39,625	39,885	2,215	365,856

Total ending loans	$131,144	$144,034	$13,202	$45,053	$40,423	$2,215	$376,071

December 31, 2011
Allowance for loan losses, evaluated
Individually	$787	$818	$—	$1,450	$250	$—	$3,305
Collectively	2,893	557	650	725	1,120	21	5,966

Total ending allowance	$3,680	$1,375	$650	$2,175	$1,370	$21	$9,271

Loans, evaluated
Individually	$6,593	$2,909	$1,772	$9,406	$1,115	$707	$22,502
Collectively	120,948	140,080	7,940	39,231	36,807	2,543	347,549

Total ending loans	$127,541	$142,989	$9,712	$48,637	$37,922	$3,250	$370,051

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments on principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining whether a loan is impaired include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Additionally, management’s policy is generally to evaluate only those substandard loans greater than $250 thousand for impairment as these are considered to be individually significant in relation to the size of the loan portfolio. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The following tables present interest income recognized and the average recorded investment of impaired loans:

	December 31, 2012
	Interest Income Recognized	Average Recorded Investment
	(Dollars in thousands)

Real estate
Residential	$112	$2,857
Commercial	106	1,410
Residential Construction	95	2,216
Other Construction, Land Development & Other Land	372	6,636
Commercial	9	707
Consumer	—	176

Total	$694	$14,002

	December 31, 2011
	Interest Income Recognized	Average Recorded Investment
	(Dollars in thousands)

Real estate
Residential	$304	$6,835
Commercial	53	2,988
Residential Construction	74	1,841
Other Construction, Land Development & Other Land	629	9,925
Commercial	64	1,191
Consumer	4	707

Total	$1,128	$23,487

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

As of December 31, 2012 and December 31, 2011, there were no available commitments outstanding for troubled debt restructurings.

The following tables present troubled debt restructurings as of December 31, 2012 and December 31, 2011:

	December 31, 2012
	Total Number of Contracts	Accrual Status	Nonaccrual Status	Total Modifications
	(Dollars in thousands)

Real estate
Residential	1	$179	$—	$179
Commercial	—	—	—	—
Residential Construction	—	—	—	—
Other Construction, Land Development & Other Land	4	2,022	98	2,120
Commercial	—	—	—	—
Consumer	—	—	—	—

Total	5	$2,201	$98	$2,299

	December 31, 2011
	Total Number of Contracts	Accrual Status	Nonaccrual Status	Total Modifications
	(Dollars in thousands)

Real estate
Residential	11	$183	$4,133	$4,316
Commercial	—	—	—	—
Residential Construction	1	1,025	—	1,025
Other Construction, Land Development & Other Land	4	2,164	641	2,805
Commercial	4	—	185	185
Consumer	—	—	—	—

Total	20	$3,372	$4,959	$8,331

Loans reviewed for consideration of modification are reviewed for potential impairment at the time of the restructuring. Any identified impairment is recognized as an increase in the allowance.

There were no newly restructured loans that occurred during the twelve months ended December 31, 2012. The following tables present newly restructured loans that occurred during the twelve months ended December 31, 2011 of which all loans presented the same outstanding recorded investment both pre-modification and post modification:

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

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the twelve month periods ended December 31, 2012 or 2011.

	December 31, 2012		December 31, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Real estate
Residential	1	$286	7	$1,249
Commercial	—	—	—	—
Residential Construction	—	—	—	—
Other Construction, Land Development & Other Land	—	—	—	—
Commercial	—	—	3	117
Consumer	—	—	—	—

Total	1	$286	10	$1,366

Note 5 – Premises and Equipment

Major classifications of these assets are summarized as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Land	$4,378	$4,378
Building	5,061	5,061
Furniture and equipment	3,518	3,224
Leasehold improvements	1,759	1,757

	14,716	14,420
Less accumulated depreciation	3,771	3,147

Premises and equipment, net	$10,945	$11,273

Accumulated depreciation and amortization at December 31 was as follows:

	2012	2011
	(Dollars in thousands)
Building	$504	$375
Furniture and equipment	2,351	2,008
Leasehold improvements	916	764

	$3,771	$3,147

Certain Company premises and equipment are leased under various operating leases. Rental expense was $424 thousand and $425 thousand in 2012 and 2011, respectively.

Future minimum payments, by year and in the aggregate for operating leases with initial or remaining terms in excess of one year as of December 31, 2012, dollars in thousands, are as follows:

2013	$402
2014	391
2015	354
2016	264
2017	235
Thereafter	578

$2,224

Note 6 – Deposits

Major categories of deposits at December 31, 2012 and 2011 are as follows:

	2012		2011
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$60,098	0.00%	$46,426	0.00%
Interest-bearing deposits
Money market and NOW accounts	158,889	0.37%	167,575	0.45%
Certificates of deposit
Less than $100,000	82,876	1.65%	82,570	2.16%
Greater than $100,000	157,250	1.92%	143,628	2.32%

	$459,113		$440,199

Time deposits will mature as follows:

2013	$67,849
2014	47,379
2015	64,376
2016	25,428
2017	35,094

$240,126

The Company classifies deposit overdrafts as other consumer loans which totaled $28 thousand at December 31, 2012 and $37 thousand at December 31, 2011.

In the normal course of business, the Company has received deposits from directors and executive officers. At December 31, 2012 and 2011, deposits from directors and executive officers were approximately $24.5 million and $3.7 million, respectively. All such deposits were received in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with unrelated persons.

Note 7 – FHLB Advance, Securities Sold Under Repurchase Agreements and Federal Funds Purchased

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

Advances from the FHLB at December 31, 2012 and 2011 consist of the following:

2012	2011
Advance Amount		Interest Rate	Maturity
(Dollars in thousands)
$—	$5,000	2.35%	02/01/2013
—	5,000	2.68%	09/23/2013
—	5,000	3.03%	09/23/2013
—	5,000	3.17%	09/23/2014
—	5,000	3.15%	09/23/2014
—	5,000	2.60%	02/02/2015
—	5,000	3.95%	04/13/2015
—	5,000	3.71%	06/24/2015
10,000	—	0.72%	06/26/2015
—	5,000	4.27%	01/27/2016
5,000	—	0.95%	06/27/2016
5,000	—	1.11%	06/27/2016
5,000	5,000	2.95%	12/06/2017

$25,000	$50,000

Aggregate annual maturities of FHLB advances (based on maturity dates) at December 31, 2012 are as follows:

2015	$10,000
2016	10,000
2017	5,000

$25,000

During 2012, the Company restructured $45 million in FHLB advances in which the interest rate was reduced from an average of 3.23% to 1.31% on the $45 million in advances. The maturities were extended by on average, approximately 5 years and six months.

The Company has a credit line at the FHLB of Atlanta in the amount of approximately $105.8 million which may be utilized for short and/or long term borrowing. Collateral of $80.8 million has been pledged in the form of loans at December 31, 2012.

We also maintain additional sources of liquidity through a variety of borrowing arrangements. The Bank maintains federal funds lines with a large regional money-center banking institution and a local community bankers bank. These available lines currently total approximately $23.5 million, of which there were no outstanding draws at December 31, 2012.

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

	2012	2011
	(Dollars in thousands)
Maximum outstanding during the year
FHLB advances	$55,000	$55,000
Federal funds purchased	—	—
Repurchase agreements	4,123	2,650
Balance outstanding at end of year
FHLB advances	25,000	50,000
Federal funds purchased	—	—
Repurchase agreements	871	1,608
Average amount outstanding during the year
FHLB advances	36,831	53,329
Federal funds purchased	—	—
Repurchase agreements	1,365	1,331
Average interest rate during the year
FHLB advances	2.61%	3.08%
Federal funds purchased	—	—
Repurchase agreements	0.40%	0.48%
Average interest rate at end of year
FHLB advances	1.31%	3.23%
Federal funds purchased	—	—
Repurchase agreements	0.40%	0.40%

Note 8 – Subordinated Debt

On December 15, 2005, $2.0 million of subordinated debt was issued by the Bank through a pooled underwriting. The securities have a fixed rate for five years, converting to three month LIBOR plus 1.37% effective December 13, 2010, and is payable quarterly. The interest rate at December 31, 2012 was 1.68%. The balance outstanding at December 31, 2012 and 2011 was $2.0 million. The securities may be redeemed at par beginning December 2010 and each quarter after such date until the securities mature on December 31, 2015.

The subordinated debt may be included in Tier 2 capital for regulatory capital adequacy determination purposes up to 40% of Tier 1 capital.

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

On June 14, 2012, the U.S. Department of the Treasury priced its secondary public offering of all 10,958 shares of the Preferred Stock. The Company successfully bid for the purchase of 5,427 shares of the Preferred Stock for a total purchase price of $5.0 million, plus accrued and unpaid dividends on the Preferred Stock from and including May 15, 2012 to the settlement date, June 19, 2012. The book value of the Preferred Stock retired was $5.4 million. As a result of its successful bid in the offering, the Company retired 5,427 shares of its original 10,958 shares of Preferred Stock on June 19, 2012. None of the remaining shares of the outstanding Preferred Stock are held by U.S. Treasury, though the common stock purchase warrants associated with the TARP program remained with the U.S. Treasury.

The repurchase of $5.4 million in stated value of the Preferred Stock at a discount of 8.0% (or an actual cost of $5.0 million) resulted in a one-time adjustment to capital totaling $5.4 million offset by the accretion of $124 thousand in Preferred Stock Discount and expenses related to the transaction approximating $238 thousand. The result is a net decrease in capital of approximately $5.5 million.

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

The Preferred Shares have a $4.00 par value, with $1,000 liquidation preference. With 2,000,000 authorized shares, at December 31, 2012 and December 31, 2011, there were 5,531 and 10,958 shares outstanding, respectively. In connection with the Preferred Shares, the Treasury has 251,000 warrants to purchase one common share per warrant for $6.55 per share at December 31, 2012. Subsequent to year end, in a negotiation with the US Treasury, the Company retired these warrants.

Note 10 – Trust Preferred Securities

On September 9, 2006, FCRV Statutory Trust I (the “Trust”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 21, 2006, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting. The Trust issued $155 thousand in common equity to the Company. The equity investment of $155 thousand is included in other assets in the accompanying consolidated balance sheet. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.70%) which adjusts, and is payable quarterly. The interest rate at December 31, 2012 was 2.01%. $5.2 million was outstanding at December 31, 2012 and 2011. The securities may be redeemed at par beginning on September 15, 2011 and each quarter after such date until the securities mature on September 15, 2036. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Note 11 – Income Taxes

Current accounting standards provide a comprehensive model for how we should recognize, measure, present, and disclose uncertain tax positions in our financial statements that we have taken or expect to take on our tax return. The Company does not have any significant uncertain tax positions as defined by accounting standards and therefore there was no effect on our financial position or results of operations as a result of implementing the standard. If they were to arise, interest and penalties associated with unrecognized tax positions will be classified as additional income taxes in the statement of income. Tax returns for all years 2010 and thereafter are subject to possible future examinations by tax authorities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The Company expects that it is more likely than not that it will have the ability to utilize all deferred tax assets and accordingly no valuation adjustment has been recognized in the financial statements as of December 31, 2012 and 2011. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	2012	2011
	(Dollars in thousands)
Deferred tax assets:
Allowance for Loan Losses	$2,429	$3,044
Stock based compensation	135	112
OREO impairment	599	385
Nonaccrual loans	773	613
Net operating loss carryforward	4,371	885
AMT tax credit carryover	75	—
Other	57	36

	8,439	5,075

Deferred tax liabilities:
Depreciation	397	495
Unrealized holding gain on available-for-sale securities	741	332
Deferred loan costs	382	356
Prepaids	18	43
Other	120	27

	1,658	1,253

Net deferred tax asset	$6,781	$3,822

A reconciliation of the federal taxes at statutory rates to the tax provision for the year ended December 31, 2012 and 2011 is as follows:

	2012	2011
	(Dollars in thousands)
Federal statutory rate	$(3,160)	$(1,687)
Tax-exempt interest income	(90)	(189)
Nondeductible expenses	25	41
Stock based compensation	16	20
BOLI cash surrender value	(114)	(75)
Miscellaneous	33	4

Provision for income taxes expense	$(3,290)	$(1,886)

Income tax attributable to income before income tax expense is summarized as follows:

	2012	2011
	(Dollars in thousands)
Current federal income tax expense	$78	$(1,333)
Deferred federal income tax expense	(3,368)	(553)

Total	$(3,290)	$(1,886)

Note 12 – Related Party Transactions

In the normal course of business, the Company has made loans to its officers and directors. Total loans at December 31, 2012 amounted to approximately $11.5 million (including $2.7 million in existing loans to a new Director who joined the board in October 2012) of which approximately $1.5 million represents unused lines of credit. Total loans to these persons at December 31, 2011 amounted to $9.4 million (excluding $580 thousand in loans to a Director who retired in 2011) of which $2.2 million represented unused lines of credit. During 2012, new loans to officers and directors amounted to $595 thousand and repayments amounted to $428 thousand. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations.

During the years ended December 31, 2012 and 2011, the Company utilized the services of a law firm for advice on various legal matters. The Chairman of the Board of Directors is also a principal in this law firm. The law firm was approved to provide various legal services to the Company at a cost of $579 thousand and $354 thousand for the years ended December 31, 2012 and 2011, respectively.

The Company also utilized services of other businesses to acquire furniture and office supplies. A Board member is involved with the daily activity of this business. Total purchases for the years ended December 31, 2012 and 2011 were $33 thousand and $46 thousand, respectively.

Note 13 – Regulatory Requirements and Restrictions

The Company and the Bank are subject to various federal and state regulatory requirements, including regulatory capital requirements administered by the federal banking agencies to ensure capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 2012 the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012
Total capital to risk weighted assets
Consolidated	$54,929	13.75%	$31,955	8.00%	$39,944	10.00%
First Capital Bank	$52,600	13.17%	$31,944	8.00%	$39,931	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$49,108	12.29%	$15,978	4.00%	$23,966	6.00%
First Capital Bank	$46,781	11.72%	$15,972	4.00%	$23,958	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$49,108	9.19%	$21,371	4.00%	$26,714	5.00%
First Capital Bank	$46,781	8.76%	$21,368	4.00%	$26,709	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011
Total capital to risk weighted assets
Consolidated	$51,321	13.17%	$31,179	8.00%	$38,974	10.00%
First Capital Bank	$50,526	12.97%	$31,165	8.00%	$38,956	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$45,195	11.60%	$15,589	4.00%	$23,384	6.00%
First Capital Bank	$44,402	11.40%	$15,583	4.00%	$23,374	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$45,195	8.37%	$21,591	4.00%	$26,989	5.00%
First Capital Bank	$44,402	8.23%	$21,588	4.00%	$26,985	5.00%

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

	2012	2011
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Unused commercial lines of credit	$50,982	$39,535
Unused consumer lines of credit	13,767	12,501
Standby and Performance Letters of Credit	4,583	5,879
Loan commitments	13,267	14,092

	$82,599	$72,007

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

Note 15 – Concentrations of Credit Risk

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

Note 16 – Fair Value Disclosures

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic Accounting Standards Codification (ASC), the fair value of a financial instrument is the price that would be received in the sale of an asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011. Securities identified in Note 3 as restricted securities including stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB changes in certain portions of our capital.

	December 31, 2012
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Assets:

Available-for-sale securities	$—	$86,825	$—	$86,825

	December 31, 2011
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Assets:

Available-for-sale securities	$—	$84,035	$—	$84,035

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly. Such appraisals may be discounted for current market conditions which ranged from 0% to 30% for each of the respective periods.

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods.

	December 31, 2012
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Impaired loans	$—	$—	$10,215	$10,215
Loans held for sale	—	9,912	—	9,912
Other real estate owned	—	—	3,771	3,771

Total	$—	$9,912	$13,986	$23,898

	December 31, 2011
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Impaired loans	$—	$—	$19,197	$19,197
Loans held for sale	—	1,366	—	1,366
Other real estate owned	—	—	7,646	7,646

Total	$—	$1,366	$26,843	$28,209

The methods and assumptions, not previously presented, used by the Company in estimating fair values are disclosed as follows:

Cash and cash equivalents – The carrying amounts of cash and cash equivalents approximate their fair value.

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at December 31, 2012 and December 31, 2011 are current market rates for their respective terms and associated credit risk.

Loans held for sale – Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential real estate, owner occupied loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different from cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended December 31, 2012 and December 31, 2011. Gains and losses on the sale of loans are recorded within income on the Consolidated Statements of Operations.

Deposits – The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Accrued interest – The carrying amounts of accrued interest approximate fair value.

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

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at December 31, 2012 and December 31, 2011.

The estimated fair values of the Company’s financial instruments as of December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$35,321	$35,321	$50,359	$50,359
Investment securities	89,705	90,050	86,919	87,151
Loans receivable, net	368,920	377,179	360,969	360,572
Loans held for sale	9,912	9,962	1,366	1,373
Accrued interest	1,807	1,807	1,689	1,689

Financial liabilities
Deposits	$459,113	$466,390	$440,199	$446,429
FHLB advances	25,000	25,638	50,000	53,496
Subordinated debt	7,155	3,750	7,155	3,600
Repurchase agreements	871	871	1,608	1,608

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

Note 17 – Stock Option Plan

The Company has a First Capital Bancorp, Inc. 2000 Stock Option Plan (the Plan) pursuant to which options may be granted to Directors, officers and key employees. The Plan authorizes grants of options to purchase up to 338,484 shares of the Company’s authorized, but unissued common stock. On March 17, 2010, the Company’s Board of Directors adopted the First Capital Bancorp, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), which was approved by the stockholders of the Company at the annual meeting of stockholders held on May 19, 2010. The 2010 Plan makes available up to 150,000 shares of the Company’s common stock for issuance upon the grant or exercise of restricted stock, stock options or other equity-based awards as permitted under the 2010 Plan. At the August 22, 2012 annual meeting of stockholders, an additional 360,000 shares of the Company’s common stock was made available for issuance under the terms of the 2010 Plan. Each employee and director of the Company and its affiliates may participate in the 2010 Plan. Unless sooner terminated, the 2010 Plan will terminate on May 19, 2020. Stock options totaling 5,000 and 120,500 were granted during 2012 and 2011. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options generally have 10-year terms, vest at the rate of 50 percent per year for Directors and 33 1/3 percent per year for employees. During 2012, 348,000 shares of restricted stock were granted under the 2010. See Note 20 – Restricted Stock for details of the issuance.

A summary of the status of the Company’s unvested stock options as of December 31, 2012 and 2011 and changes during the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2011	75,686	$1.98
Granted	5,000	1.33
Vested	57,429	1.97
Forfeitures	584	1.16

Unvested at December 31, 2012	22,673	$1.90

	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2010	23,200	$1.88
Granted	120,500	2.05
Vested	65,847	2.09
Forfeitures	2,167	1.16

Unvested at December 31, 2011	75,686	$1.98

As of December 31, 2012 and 2011, there was $52 thousand and $163 thousand, respectively, of total unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a period of 14 months.

The weighted-average option price and weighted-average remaining term of stock options awarded and not exercised were as follows as of December 31:

	2012	2011

Weighted-average price	$7.99	$8.04
Weighted-average term (in years)	5.2	6.0

A summary of the stock option activity is as follows:

	Options	Weighted-Average Exercise Price

Options outstanding December 31, 2010	301,600	$9.70
Granted	120,500	3.95
Expired	74,500	8.12

Options outstanding December 31, 2011	347,600	8.04

Granted	5,000	2.44
Expired	13,750	7.25

Options outstanding December 31, 2012	338,850	$7.99

The following table summarizes information about stock options outstanding as December 31, 2012:

	Options Outstanding
Exercise Prices	Options Outstanding at December 31, 2012	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price

$ 2.44 to $ 4.85	156,050	8.0	$4.02
$ 7.33 to $10.00	94,775	1.9	$9.39
$10.57 to $17.67	88,025	3.9	$13.53

	338,850

	Options Exerciseable
Exercise Prices	Options Exerciseable at December 31, 2012	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price

$ 3.94 to $ 7.00	133,378	7.9	$4.09
$ 7.07 to $10.00	94,775	1.9	$9.39
$10.57 to $17.67	88,025	3.9	$13.53

	316,178

At December 31, 2012, the fair value of the quoted stock was less than the exercise price of all options outstanding, therefore the assessed intrinsic value for all options was zero.

The Company estimates the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model. Additional valuation and related assumption information for the Company’s stock option plan is presented below:

	Year Ended December 31,
	2012	2011

Weighted average per share fair value of options granted during the year	$1.33	$2.05
Dividend yield	0.00%	0.00%
Expected life (in years)	6	6
Expected volatility	59.80%	51.77%
Average risk-free interest rate	0.71%	2.87%

Note 18 – Other Employee Benefit Plans

During April 1999, the Company instituted a contributory thrift plan through the Virginia Bankers Association, covering all eligible employees. Participants may make contributions to the plan during the year, with certain limitations. During 2012 and 2011, the Company contributed to the plan an amount equal to seventy-five percent of the first six percent contributed. The participants are 100% vested upon three years of service to the Company. Expenses amounted to $236 thousand and $214 thousand in 2012 and 2011, respectively.

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

The basic and diluted income (loss) per share calculations are as follows:

	For The Years Ended December 31, (dollars shown in thousands, except per share amounts)
	2012	2011

Net income (loss) allocable to common stockholders	$(6,629)	$(3,755)
Weighted average number of shares outstanding	8,700	2,971

Income (loss) per common share - basic	$(0.76)	$(1.26)

Effect of dilutive securities:

Weighted average number of common shares outstanding	8,700	2,971
Effect of stock options and warrants	—	—

Diluted average common shares outstanding	8,700	2,971

Income (loss) per common share - assuming dilution	$(0.76)	$(1.26)

The Company has excluded options and warrants convertible into 4.8 million shares of common stock for the year ended December 31, 2012, and options convertible into 348 thousand shares of common stock for the year ended December 31, 2011, respectively, from the calculation of diluted earnings per share due to net losses in those periods. Additionally, for the year ended December 31, 2012, the Company has excluded all outstanding unvested shares of restricted stock as discussed in Note 20.

During the second quarter of 2012, the Company raised approximately $17.8 million, net of fees and costs, through a rights offering. As a result of the rights offering, approximately 8.9 million shares of common stock were issued. Consequently, the weighted average number of shares of common stock increased from 3.0 million shares for the year ended December 31, 2011 to 8.7 million shares for the year ended December 31, 2012. In connection with the rights offering, the Company distributed 8.9 million warrants to purchase one-half of a share of common stock for $2.00 per whole share.

The common stock has a par of $4.00 per share and 30 million shares are authorized. Shares issued and outstanding were 12,274,964 and 2,971,171 as of December 31, 2012 and 2011, respectively.

Note 20 – Restricted Stock

The First Capital Bancorp, Inc. 2010 Stock Incentive Plan permits the granting of non-vested stock. The December 2012 grant is divided between restricted (time-based) stock grants and performance –based stock grants. Generally, the restricted time-based grants vests 33% per year for employees and 50% per year for Directors. The performance-based stock is subject to vesting on the third anniversary of the date of the grant based on the performance of the Company’s growth in cumulative tangible book value and cumulative fully-diluted earnings per share growth over a three-year period. The value of the non-vested stock awards was calculated by multiplying the fair value of the Company’s common stock on grant date by the number of shares awarded. Recipients of the awards have the right to vote the shares and to receive cash or stock dividends, if any.

The following table summarizes non-vested stock activity for the year ended December 31, 2012:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Balance, December 31, 2011		$—
Granted	348,000	3.07
Vested	—	—
Forfeited	—	—

Balance, December 31, 2012	348,000	$3.07

The estimated unamortized compensation expense, net of estimated forfeitures, related to non-vested stock and stock options issued and outstanding at December 31, 2012 will be recognized as follows for the years ending (dollars in thousands):

	Restricted Stock	Stock Options	Total
2013	$219	$46	$265
2014	503	6	509
2015	346	—	346

Total	$1,068	$52	$1,120

At December 31, 2012, there was $1.1 million in total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plan. The cost is expected to be recognized through 2015.

Note 21 – Bank Owned Life Insurance

During 2011 and 2010, the Bank purchased life insurance on key employees in the face amount of $21.4 million and $1.3 million, respectively. Per ASC 325-30, “Investments in Insurance Contracts,” these policies are recorded at their cash surrender value, net of surrender charges and/or early termination charges. As of December 31, 2012, the BOLI cash surrender value was $9.3 million resulting in other income for 2012 of $335 thousand and an annualized net yield after tax of 5.58%.

The Bank also has a Supplemental Executive Retirement Plan (“SERP”) for the benefit of certain key officers. The SERP provides selected employees who satisfy specific eligibility requirements with supplemental benefits upon retirement, death, or disability in certain prescribed circumstances. The Bank recorded expense totaling $62 thousand and $32 thousand, respectively, for each of the years in the two year period ended December 31, 2012. The accrued liability related to the SERP was approximately $103 thousand and $41 thousand as of December 31, 2012 and 2011, respectively.

Note 22 – Condensed Financial Information – Parent Company Only

Following are condensed financial statements of First Capital Bancorp, Inc. as of and for the year ended December 31, 2012 and 2011:

First Capital Bancorp, Inc.

(Parent Corporation Only)

Condensed Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
	(Dollars in thousands)
Assets
Cash on deposit with subsidiary bank	$1,985	$543
Investment is subsidiary	50,012	45,045
Investment is special purpose subsidiary	155	155
Other assets	130	169

	$52,282	$45,912

Liabilities and Stockholder’s Equity
Trust preferred debt	$5,155	$5,155
Other liabilities	39	74

Total liabilities	5,194	5,229

Stockholders’ Equity
Preferred stock	22	44
Common stock	49,100	11,885
Additional paid-in capital	4,072	29,695
Retained earnings	(8,120)	(1,942)
Warrants	661	661
Discount on preferred stock	(84)	(303)
Accumulated other comprehensive income, net of taxes	1,437	643

Total stockholders’ equity	47,088	40,683

	$52,282	$45,912

First Capital Bancorp, Inc.

(Parent Corporation Only)

Condensed Statements of Income

Years Ended December 31, 2012 and 2011

	2012	2011
	(Dollars in thousands)
Income
Interest income	$17	$7
Dividends	3	3

Total Income	20	10

Expenses
Interest	114	105
Other expenses	—	193

Total Expenses	114	298

Net loss before tax benefit	(94)	(288)

Income tax benefit	(32)	(98)

Net loss before undistributed equity in subsidiary	(62)	(190)

Undistributed equity in subsidiary	(5,944)	(2,886)

Net loss	$(6,006)	$(3,076)

First Capital Bancorp, Inc.

(Parent Corporation Only)

Condensed Statements of Cash Flows

Years Ended December 31, 2012 and 2011

	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss	$(6,006)	$(3,076)
Adjustments to reconcile net loss to net cash used in operating activities
Undistributed loss of subsidiary	5,944	2,886
Decrease in other assets	39	55
(Increase) decrease in other liabilities	(35)	1

Net cash used in operations	(58)	(134)

Cash Flows from Investing Activities
Capital contribution to subsidiary	10,000	—

Net cash used in investing activities	10,000	—

Cash Flows from Financing Activities
Redemption of preferred stock	(5,548)	—
Proceeds from rights offering	17,367	—
Proceeds from exercise of warrants	85	—
Dividends on preferred stock	(404)	(548)

Net cash provided by (used in) financing activities	11,500	(548)

Net increase (decrease) in cash	1,442	(682)
Cash and cash equivalents, beginning of year	543	1,225

Cash and cash equivalents, end of year	$1,985	$543