Form 10-Q
period 2013-03-31
FIRST CAPITAL BANCORP, INC.
filed 2013-05-15
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

12,308,787 shares of Common Stock, par value $4.00 per share, were outstanding at May 14, 2013.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2013	2012
	(Unaudited)	(*)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$6,602	$8,577
Interest-bearing deposits in other banks	7,502	26,744

Total cash and cash equivalents	14,104	35,321
Investment securities:
Available for sale, at fair value	83,368	86,825
Held to maturity, at cost	2,878	2,880
Restricted, at cost	3,366	3,479
Loans held for sale	7,391	9,912
Loans, net of allowance for losses of $7,467 in 2013 and $7,269 in 2012	380,819	368,920
Other real estate owned (OREO)	3,841	3,771
Premises and equipment, net	10,828	10,945
Accrued interest receivable	1,810	1,807
Bank owned life insurance	9,334	9,251
Deferred tax asset	6,459	6,781
Prepaid FDIC premiums	734	809
Other assets	1,367	2,246

Total assets	$526,299	$542,947

LIABILITIES
Deposits
Noninterest-bearing	$57,864	$60,098
Interest-bearing	385,374	399,015

Total deposits	443,238	459,113

Securities sold under repurchase agreements	1,005	871
Subordinated debt and trust preferred	7,155	7,155
Federal Home Loan Bank advances	25,000	25,000
Accrued expenses and other liabilities	2,302	3,720

Total liabilities	478,700	495,859

STOCKHOLDERS’ EQUITY
Preferred stock, See Note 10	22	22
Common stock, See Note 11	49,140	49,100
Additional paid-in capital	4,507	4,072
Accumulated deficit	(7,411)	(8,120)
Warrants	—	661
Discount on preferred stock	(67)	(84)
Accumulated other comprehensive income, net of tax	1,408	1,437

Total stockholders’ equity	47,599	47,088

Total liabilities and stockholders’ equity	$526,299	$542,947

*	Derived from audited, consolidated financial statements

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three Months Ended March 31, 2013 and 2012

	2013	2012
	(Unaudited)
	(Dollars in thousands,
	except per share data)
Interest and dividend income
Loans	$5,033	$5,148
Investments:
Taxable interest income	482	554
Tax exempt interest income	59	74
Dividends	31	34
Interest bearing deposits	6	11

Total interest income	5,611	5,821

Interest expense
Deposits	1,254	1,443
FHLB advances	81	402
Subordinated debt and other borrowings	35	42

Total interest expense	1,370	1,887

Net interest income	4,241	3,934
Provision for loan losses	100	565

Net interest income after provision for loan losses	4,141	3,369

Noninterest income
Fees on deposits	88	87
Gain on sale of securities	31	27
Gain on sale of loans	284	37
Other	199	189

Total noninterest income	602	340

Noninterest expenses
Salaries and employee benefits	2,020	1,730
Occupancy expense	194	198
Data processing	236	205
Professional services	130	153
Advertising and marketing	125	38
FDIC assessment	82	182
Virginia franchise tax	120	45
Loss on sale and write down of OREO	98	124
Depreciation	151	158
Other	454	564

Total noninterest expense	3,610	3,397

Net income before income taxes	1,133	312
Income tax expense	338	8

Net income	795	304
Effective dividend on preferred stock	86	170

Net income available to common stockholders	$709	$134

Basic net income per common share	$0.06	$0.05

Diluted net income per common share	$0.05	$0.05

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2013 and 2012

	2013	2012
	(Unaudited)
	(Dollars in thousands)
Net income	$795	$304
Other comprehensive (loss) income:
Investment securities:
Unrealized gains (losses) on investment securities available for sale	(13)	781
Tax effect	4	(266)
Reclassification of gains recognized in net income	(31)	(27)
Tax effect	11	10

Total other comprehensive (loss) income	(29)	498

Comprehensive income	$766	$802

See notes to consolidated financial statements

First Capital Bancorp, Inc. Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2013 and 2012

(Unaudited)

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Warrants	Discount on Preferred Stock	Accumulated Other Comprehensive Income	Total

Balances December 31, 2011	$44	$11,885	$29,695	$(1,942)	$661	$(303)	$643	$40,683
Net income	—	—	—	304	—	—	—	304
Other comprehensive income	—	—	—	—	—	—	498	498
Preferred stock dividend	—	—	(137)	—	—	—	—	(137)
Accretion of discount on preferred stock	—	—	(33)	—	—	33	—	—
Stock based compensation	—	—	28	—	—	—	—	28

Balances March 31, 2012	$44	$11,885	$29,553	$(1,638)	$661	$(270)	$1,141	$41,376

Balances December 31, 2012	$22	$49,100	$4,072	$(8,120)	$661	$(84)	$1,437	$47,088
Net income	—	—	—	795	—	—	—	795
Other comprehensive loss	—	—	—	—	—	—	(29)	(29)
Preferred stock dividend	—	—	—	(69)	—	—	—	(69)
Accretion of discount on preferred stock	—	—	—	(17)	—	17	—	—
Stock based compensation	—	—	75	—	—	—	—	75
Redemption of common stock warrants on preferred stock	—	—	395	—	(661)	—	—	(266)
Costs associated with redemption of common stock warrants	—	—	(15)	—	—	—	—	(15)
Warrants exercised in connection with 8.9 million shares issued	—	40	(20)	—	—	—	—	20

Balances March 31, 2013	$22	$49,140	$4,507	$(7,411)	$—	$(67)	$1,408	$47,599

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

	2013	2012
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities
Net income	$795	$304
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	565
Depreciation of premises and equipment	151	158
Net amortization of bond premiums/discounts	240	249
Stock based compensation expense	75	28
Deferred income tax expense	337	17
Gain on sale of securities	(31)	(27)
Gain on loans sold	(284)	(37)
Loss on sale and write-down of other real estate owned	98	124
Increase in cash surrender value of bank owned life insurance	(83)	(82)
Proceeds from sale of loans held for sale	26,156	5,544
Origination of loans held for sale	(23,351)	(5,566)
Decrease (increase) in other assets	954	(1,382)
Decrease in accrued interest receivable	(3)	(282)
(Decrease) increase in accrued expenses and other liabilities	(1,418)	647

Net cash provided by operating activities	3,736	260

Cash flows from investing activities
Proceeds from maturities and calls of securities	235	550
Proceeds from paydowns of securities available-for-sale	3,585	2,777
Purchase of securities available-for-sale	(7,791)	(14,344)
Proceeds from sale of securities available-for-sale	7,177	1,011
Proceeds from sale of other real estate owned	295	1,153
Purchase of Federal Home Loan Bank Stock	—	(9)
Purchase of Federal Reserve Stock	(48)	(3)
Redemption of Federal Home Loan Bank Stock	161	—
Purchases of premises and equipment	(34)	(92)
Net increase in loans	(12,462)	(7,114)

Net cash used in investing activities	(8,882)	(16,071)

Cash flows from financing activities
Net decrease in deposits	(15,875)	(12,166)
Dividends on preferred stock	(69)	(137)
Cash paid for redemption of common stock warrants, net of expenses	(281)	—
Warrants exercised in connection with the rights offering	20	—
Net increase (decrease) in repurchase agreements	134	(811)

Net cash used in financing activities	(16,071)	(13,114)

Net decrease in cash and cash equivalents	(21,217)	(28,925)
Cash and cash equivalents, beginning of period	35,321	50,359

Cash and cash equivalents, end of period	$14,104	$21,434

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(Continued)

	2013	2012
	(Unaudited)
	(Dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid during the period	$1,370	$1,883

Taxes refunded during the period	$1,012	$—

Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$463	$—

Unrealized (loss) gain on securities available for sale, net of tax	$(29)	$498

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

Note 1 – Basis of Presentation

First Capital Bancorp, Inc. (the “Company”) is the holding company of and successor to First Capital Bank (sometimes referred to herein as the “Bank”). Effective September 8, 2006, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction (the “Share Exchange”) pursuant to an Agreement and Plan of Reorganization dated September 5, 2006, between the Company and the Bank (the “Agreement”). The Agreement was approved by the shareholders of the Bank at the annual meeting of shareholders held on May 16, 2006. Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock, par value $4.00 per share, on a one-for-one basis. As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company of the Bank and the shareholders of the Bank became shareholders of the Company.

The Company conducts all of its business activities through the branch offices of its wholly owned subsidiary bank, First Capital Bank. First Capital Bank created RE1, LLC, and RE2, LLC, wholly owned Virginia limited liability companies in 2008 and 2011, respectively, for the sole purpose of taking title to property acquired in lieu of foreclosure. RE1, LLC and RE2, LLC have been consolidated with First Capital Bank. The Company exists primarily for the purpose of holding the stock of the Bank and such other subsidiaries as it may acquire or establish.

The Company has one other wholly owned subsidiary, FCRV Statutory Trust 1 (the “Trust”), a Delaware Business Trust that was formed in connection with the issuance of trust preferred debt in September, 2006. Pursuant to current accounting standards, the Company does not consolidate the Trust.

The consolidated financial statements include the accounts of First Capital Bancorp, Inc. and its wholly owned subsidiary, First Capital Bank. All material intercompany balances and transactions have been eliminated.

In management’s opinion the accompanying unaudited consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the consolidated financial statements of the Company as of and for the year ended December 31, 2012, filed as part of the Company’s annual report on Form 10-K. These interim consolidated financial statements should be read in conjunction with the annual financial statements.

First Capital Bank’s critical accounting policies relate to the evaluation of the allowance for loan losses, establishment of fair value of financial instruments, and other assets.

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

March 31, 2013

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

Note 2 – Use of Estimates

To prepare financial statements in conformity with GAAP management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, valuation of other real estate owned, and fair values of financial instruments are particularly subject to change.

Note 3 – Income per share

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

The basic and diluted income per share calculations are as follows:

	Three Months Ended March 31, (in thousands, except per share amounts)
	2013	2012

Net income available to common stockholders	$709	$134
Weighted average number of shares outstanding	11,935	2,971

Net income per common share - basic	$0.06	$0.05

Effect of dilutive securities:

Weighted average number of common shares outstanding	11,935	2,971
Effect of stock options and warrants	1,608	—

Diluted average common shares outstanding	13,543	2,971

Net income per common share - assuming dilution	$0.05	$0.05

The Company has excluded options convertible into 340 thousand shares of common stock for the three months ended March 31, 2013, and options and warrants convertible into 597 thousand shares of common stock for the three months ended March 31, 2012, respectively from the calculation of diluted earnings per share because they were anti-dilutive since the strike price was greater than the average market price during all periods. The Company excluded 348 thousand shares of restricted common stock for the three months ended March 31, 2013 since the shares were outstanding but were not vested.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

Note 4 – Stock Options

Accounting standards require the Company to measure compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period that the awards are expected to vest.

The stock based compensation, in thousands, expensed during the three months ended March 31, 2013 and 2012, was $75 thousand and $28 thousand, respectively. Expensed amounts are included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities are as follows:

	March 31, 2013
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$—	$—	$—	$—
Mortgage-backed securities	14,672	440	34	15,078
Corporate bonds	10,601	124	30	10,695
Collateralized mortgage obligation securities	34,504	872	9	35,367
State and political subdivisions - taxable	18,832	708	101	19,439
State and political subdivisions - tax exempt	2,624	165	—	2,789
SBA - Guarantee portion	—	—	—	—

	$81,233	$2,309	$174	$83,368

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$—	$—	$—	$—
Mortgage-backed securities	11,563	476	4	12,035
Corporate bonds	16,708	114	123	16,699
Collateralized mortgage obligation securities	36,996	945	10	37,931
State and political subdivisions - taxable	15,247	684	122	15,809
State and political subdivisions - tax exempt	2,862	179	—	3,041
SBA - Guarantee portion	1,271	39	—	1,310

	$84,647	$2,437	$259	$86,825

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

	March 31, 2013
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,878	$309	$—	$3,187

	$2,878	$309	$—	$3,187

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,880	$345	$—	$3,225

	$2,880	$345	$—	$3,225

Management’s assessment for the current quarter ended March 31, 2013 resulted in no recognition of other than temporary impairment (“OTTI”).

The following table summarizes securities with unrealized losses at March 31, 2013 and December 31, 2012, aggregated by major security type and length of time in a continuous unrealized loss position. The unrealized losses are largely due to changes in interest rates and other market conditions. At March 31, 2013, 21 out of 139 securities we held had fair values less than amortized cost primarily in municipal securities and corporate bonds. At December 31, 2012, 17 out of 139 securities we held had fair values less than amortized cost primarily in municipal securities and corporate bonds. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses, the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses, and it is likely that it will not be required to sell the securities before their anticipated recovery.:

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	5,128	34	—	—	5,128	34
Corporate bonds	494	7	2,474	23	2,968	30
CMO securities	2,386	9	—	—	2,386	9
State & political subdivisions-taxable	8,203	101	—	—	8,203	101
State & political subdivisions-tax exempt	—	—	—	—	—	—
SBA	—	—	—	—	—	—

All securities	$16,211	$151	$2,474	$23	$18,685	$174

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	1,011	4	—	—	1,011	4
Corporate bonds	964	32	4,908	91	5,872	123
CMO securities	611	10	—	—	611	10
State & political subdivisions-taxable	4,807	122	—	—	4,807	122
State & political subdivisions-tax exempt	—	—	—	—	—	—
SBA	—	—	—	—	—	—

All securities	$7,393	$168	$4,908	$91	$12,301	$259

Restricted equity securities consist primarily of Federal Home Loan Bank of Atlanta stock in the amount of $1.8 million and $1.9 million as of March 31, 2013 and December 31, 2012, respectively, and Federal Reserve Bank stock in the amount of $1.5 million at March 31, 2013 and December 31, 2012. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of its outstanding capital.

Securities with a carrying value of approximately $1.0 million and $871 thousand were pledged as collateral at March 31, 2013 and December 31, 2012, respectively, to secure purchases of federal funds, repurchase agreements, and collateral for customer’s deposits.

Note 6 – Loans

Major classifications of loans are as follows:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Real estate
Residential	$131,483	$131,144
Commercial	147,600	144,034
Residential Construction	15,908	13,202
Other Construction, Land
Development & Other Land	44,310	45,053
Commercial	46,932	40,423
Consumer	1,997	2,215

Total loans	388,230	376,071
Less:
Allowance for loan losses	7,467	7,269
Net deferred costs	56	118

Loans, net	$380,819	$368,920

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

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

Activity in the allowance for loan losses for the three months ended is as follows:

	March 31,
	2013	2012
	(Dollars in thousands)

Balance, beginning of period	$7,269	$9,271
Provision for loan losses	100	565
Recoveries	854	90
Charge-offs	(756)	(1,924)

Balance, end of period	$7,467	$8,002

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period	1.92%	2.13%

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

The following table presents activity in the allowance for loan losses by portfolio segment:

	Real Estate
	Residential	Commercial	Residential Construction	Other Construction Land Devel. & Other Land	Commercial	Consumer	Total
	(Dollars in thousands)
Balance, January 1, 2013	$2,654	$2,947	$284	$606	$762	$16	$7,269
Provision for loan losses	(8)	(49)	(721)	595	287	(4)	100
Recoveries	3	—	842	7	2	—	854
Charge-offs	(72)	—	(30)	(550)	(104)	—	(756)

Balance, March 31, 2013	$2,577	$2,898	$375	$658	$947	$12	$7,467

Balance, January 1, 2012	$3,680	$1,375	$650	$2,175	$1,370	$21	$9,271
Provision for loan losses	565	—	—	—	—	—	565
Recoveries	3	78	—	9	—	—	90
Charge-offs	(940)	—	—	(867)	(117)	—	(1,924)

Balance, March 31, 2012	$3,308	$1,453	$650	$1,317	$1,253	$21	$8,002

The charging off of uncollectible loans is determined on a case-by-case basis. Determination of a collateral shortfall, prospects for recovery, delinquency, and the financial resources of the borrower and any guarantor are all considered in determining whether to charge-off a loan. Closed-end retail loans that become past due 120 cumulative days and open-end retail loans that become past due 180 cumulative days from the contractual due date will be charged off.

The following table presents the aging of unpaid principal in loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	30-89 Day Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
	(Dollars in thousands)
Real estate
Residential	$1,276	$—	$1,294	$128,913	$131,483
Commercial	93	—	785	146,722	147,600
Residential Construction	250	—	987	14,671	15,908
Other Construction, Land Development & Other Land	417	—	2,868	41,025	44,310
Commercial	97	—	432	46,403	46,932
Consumer	—	—	—	1,997	1,997

Total	$2,133	$—	$6,366	$379,731	$388,230

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

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

Loans are determined past due or delinquent based on the contractual terms of the loan. Payments past due 30 days or more are considered delinquent. The accrual of interest is generally discontinued at the time the loan is 90 days delinquent, unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual at an earlier date if collection of principal or interest is considered doubtful or charged-off if a loss is considered imminent.

All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income when the loan is placed on nonaccrual status. Because of the uncertainty of the expected cash flows, the Company accounts for nonaccrual loans under the cost recovery method, under which all cash payments are applied to principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future collection of principal and interest are reasonably assured. The number of payments needed to meet this criteria varies from loan to loan. However, as a general rule, this criteria will be considered to have been met with the timely payment of six consecutive regularly scheduled monthly payments.

The following table provides details of the Company’s loan portfolio internally assigned grade at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate
Residential	$118,150	$9,800	$3,533	$—	$—	$131,483
Commercial	132,292	12,268	3,040	—	—	147,600
Residential Construction	10,990	2,651	2,267	—	—	15,908
Other Construction, Land Development & Other Land	28,094	9,232	6,984	—	—	44,310
Commercial	45,029	844	1,059	—	—	46,932
Consumer	1,854	143	—	—	—	1,997

Total	$336,409	$34,938	$16,883	$—	$—	$388,230

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

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

The loan risk rankings were updated for the quarter ended March 31, 2013 on March 12 and 13, 2013. The loan risk rankings were updated for the year ended December 31, 2012 on December 13, 2012.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

The following table provides details regarding impaired loans by segment and class at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance:
Real estate
Residential	$1,472	$1,817	$—	$2,184	$2,522	$—
Commercial	785	3,560	—	810	3,570	—
Residential Construction	987	1,660	—	1,255	1,974	—
Other Construction, Land Development & Other Land	4,870	9,553	—	5,428	14,050	—
Commercial	432	1,059	—	538	1,071	—
Consumer	—	—	—	—	—	—

Total	$8,546	$17,649	$—	$10,215	$23,187	$—

With an allowance:
Real estate
Residential	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—
Residential Construction	—	—	—	—	—	—
Other Construction, Land Development & Other Land	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$—	$—	$—	$—	$—	$—

Total
Real estate
Residential	$1,472	$1,817	$—	$2,184	$2,522	$—
Commercial	785	3,560	—	810	3,570	—
Residential Construction	987	1,660	—	1,255	1,974	—
Other Construction, Land Development & Other Land	4,870	9,553	—	5,428	14,050	—
Commercial	432	1,059	—	538	1,071	—
Consumer	—	—	—	—	—	—

Total	$8,546	$17,649	$—	$10,215	$23,187	$—

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

The following table provides details of the balance of the allowance for loan losses and the recorded investment in financing receivables by impairment method for each loan portfolio segment:

	Real Estate
	Residential	Commercial	Residential Construction	Other Construction, Land Devel. & Other Land	Commercial	Consumer	Total
	(Dollars in thousands)
March 31, 2013
Allowance for loan losses, evaluated
Individually	$—	$—	$—	$—	$—	$—	$—
Collectively	2,577	2,898	375	658	947	12	7,467

Total ending allowance	$2,577	$2,898	$375	$658	$947	$12	$7,467

Loans, evaluated
Individually	$1,472	$785	$987	$4,870	$432	$—	$8,546
Collectively	130,011	146,815	14,921	39,440	46,500	1,997	379,684

Total ending loans	$131,483	$147,600	$15,908	$44,310	$46,932	$1,997	$388,230

December 31, 2012
Allowance for loan losses, evaluated
Individually	$—	$—	$—	$—	$—	$—	$—
Collectively	2,654	2,947	284	606	762	16	7,269

Total ending allowance	$2,654	$2,947	$284	$606	$762	$16	$7,269

Loans, evaluated
Individually	$2,184	$810	$1,255	$5,428	$538	$—	$10,215
Collectively	128,960	143,224	11,947	39,625	39,885	2,215	365,856

Total ending loans	$131,144	$144,034	$13,202	$45,053	$40,423	$2,215	$376,071

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

	March 31, 2013
	Interest Income Recognized	Average Recorded Investment
	(Dollars in thousands)

Real estate
Residential	$36	$1,828
Commercial	15	798
Residential Construction	2	1,121
Other Construction, Land Development & Other Land	37	5,149
Commercial	1	485
Consumer	—	—

Total	$91	$9,381

	March 31, 2012
	Interest Income Recognized	Average Recorded Investment
	(Dollars in thousands)

Real estate
Residential	$35	$4,477
Commercial	19	2,988
Residential Construction	12	2,342
Other Construction, Land Development & Other Land	79	8,767
Commercial	—	1,028
Consumer	—	707

Total	$145	$20,309

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

March 31, 2013

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

Modification Categories

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

Rate Modification - A modification in which the interest rate is changed.

Term Modification - A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.

Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

Combination Modification – Any other type of modification, including the use of multiple categories above.

As of March 31, 2013 and December 31, 2012, there were no available commitments outstanding for troubled debt restructurings.

The following tables present troubled debt restructurings as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Total Number of Contracts	Accrual Status	Nonaccrual Status	Total Modifications
	(Dollars in thousands)

Real estate
Residential	1	$178	$—	$178
Commercial	—	—	—	—
Residential Construction	—	—	—	—
Other Construction, Land Development & Other Land	3	2,002	96	2,098
Commercial	—	—	—	—
Consumer	—	—	—	—

Total	4	$2,180	$96	$2,276

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

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

There were no newly restructured loans that occurred during the three months ended March 31, 2013 or 2012 or financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three month periods ended March 31, 2013 or 2012.

Note 7 – Other Real Estate Owned

Changes in other real estate owned were as follows for the:

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)

Beginning Balance	$3,771	$7,646
Additions	463	—
Sales	(290)	(1,153)
Write-downs	(103)	(124)

Ending Balance	$3,841	$6,369

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

March 31, 2013

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

Following is a description of the valuation methodologies used for instruments measured as fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). We obtain a single quote for all securities. Quotes for all of our securities are provided by our securities accounting and safekeeping correspondent bank. They perform a review of pricing data by comparing prices received from third party vendors to the previous month’s quote for the same security and evaluate any substantial changes.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012. Securities identified in Note 3 as restricted securities including stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB changes in certain portions of our capital.

	March 31, 2013
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)

Assets:

Available-for-sale securities	$—	$83,368	$—	$83,368

	December 31, 2012
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)

Assets:

Available-for-sale securities	$—	$86,825	$—	$86,825

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

Impaired Loans: Loans are designated as impaired when, in the judgment of management, based on current information and events, it is probable that all amounts when due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market data (Level 3). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. If a real estate loan becomes a nonperforming loan, or if the valuation is over one year old, either an evaluation by an officer of the bank or an outside vendor, or an appraisal is performed to determine current market value. We consider the value of a partially completed project for our loan analysis. For nonperforming construction loans, we obtain a valuation of each partially completed project “as is” from a third party appraiser. We use this third party valuation to determine if any charge-offs are necessary.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

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

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods.

	March, 31, 2013
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Impaired loans	$—	$—	$8,546	$8,546
Loans held for sale	—	7,391	—	7,391
Other real estate owned	—	—	3,841	3,841

Total	$—	$7,391	$12,387	$19,778

	December 31, 2012
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Impaired loans	$—	$—	$10,215	$10,215
Loans held for sale	—	9,912	—	9,912
Other real estate owned	—	—	3,771	3,771

Total	$—	$9,912	$13,986	$23,898

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

The methods and assumptions, not previously presented, used by the Company in estimating fair values are disclosed as follows:

Cash and cash equivalents – The carrying amounts of cash and cash equivalents approximate their fair value.

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at March 31, 2013 and December 31, 2012 are current market rates for their respective terms and associated credit risk.

Loans held for sale – Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential real estate, owner occupied loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different from cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended March 31, 2013 and December 31, 2012. Gains and losses on the sale of loans are recorded within income on the Consolidated Statements of Operations.

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

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at March 31, 2013 and December 31, 2012.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

The estimated fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Financial assets
Cash and cash equivalents	$14,104	$14,104	$35,321	$35,321
Investment securities	86,246	86,555	89,705	90,050
Loans receivable, net	380,819	377,593	368,920	367,217
Loans held for sale	7,391	7,428	9,912	9,962
Accrued interest	1,810	1,810	1,807	1,807
BOLI	9,334	9,334	9,251	9,251

Financial liabilities
Deposits	$443,238	$449,195	$459,113	$466,390
FHLB advances	25,000	25,577	25,000	25,638
Subordinated debt	7,155	3,577	7,155	3,750
Repurchase agreements	1,005	1,005	871	871

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

Note 9 – Recently Issued Accounting Pronouncements

On February 5, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under GAAP.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

The new amendments will require a company to:

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

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted. The Company does not anticipate that this pronouncement will have a material effect on the financial statements.

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

An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. The Company does not anticipate that this pronouncement will have a material effect on the financial statements.

Note 10 – Preferred Stock

The Preferred Shares have a $4.00 par value, with $1,000 liquidation preference. With 2,000,000 authorized shares, at March 31, 2013 and December 31, 2012, there were 5,531 shares outstanding.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

Note 11—Common Stock

The Common Stock has a $4.00 par value. With 30,000,000 authorized shares, at March 31, 2013 and December 31, 2012, there were 12,285,064 and 12,274,964 shares outstanding, respectively.

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

OVERVIEW

Net income for the first quarter of 2013 was $795 thousand, and net income available to common stockholders was $709 thousand, or $0.05 per fully diluted share, compared to a net income of $304 thousand, and a net income available to common stockholders of $134 thousand or $0.05 per fully diluted share, for the first quarter of 2012.

From a revenue and cost perspective, income after excluding certain items, which is a non-GAAP measurement, increased to $1.3 million for the first quarter of 2013 from $974 thousand for the first quarter of 2012. Contributing to the increase was an increase in net interest income of $307 thousand due to a reduction in interest expense resulting mostly from the restructuring of the FHLB advance portfolio. The following chart reconciles income before excluded items to net income for the periods presented.

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Income Before Excluded Items (non-GAAP measurement)	$1,300	$974
Gain on Sale of Securities	(31)	(27)
Provision for Loan Losses	100	565
Losses and Writedown on OREO	98	124

Net Income Before Taxes	1,133	312
Income Tax Expense	338	8

Net Income	$795	$304

The three months ended March 31, 2013, presents the continued positive results of the successful activities undertaken in the second quarter of 2012. The three months ended June 30, 2012 was one of the most active and exciting quarters in the Company’s history. The Company successfully closed its $17.8 million rights offering, participated in the United States Treasury’s auction of its TARP securities, was the successful bidder for $5 million of the those securities, implemented the Asset Resolution Plan required in our Standby Purchase Agreement with our standby purchaser and now majority shareholder, Kenneth R. Lehman, and retired $40 million of the Company’s long term debt with the Federal Home Bank of Atlanta, with an additional $5 million in FHLB advances retired in the third quarter of 2012. These activities have provided a reduction in interest expense related to the FHLB advance portfolio and allowed for immediate and continued improvement in our credit quality statistics which have ultimately led to a better return for our shareholders.

Financial Condition

Total assets at March 31, 2013, were $526.3 million, down $16.7 million from $542.9 million at December 31, 2012. Cash and cash equivalents decreased $21.2 million to $14.1 at March 31, 2013. This decrease was used to fund the increase in net loans outstanding, which were $380.8 million at March 31, 2013, an increase of $11.9 million compared to the 2012 year-end balance. Additionally, the decrease in cash and cash equivalents was used fund the decrease in deposits of $15.9 million to $443.2 million, down 3.46% from December 31, 2012. Our deposit strategy was focused on decreasing noncore funding sources and single service CD relationships and increasing noninterest-bearing deposit accounts. Noninterest-bearing accounts were $57.9 million at March 31, 2013, down slightly from $60.1 million at December 31, 2012 as expected due to seasonal fluctuations in these accounts. Interest bearing accounts were managed downward by $13.6 million to $385.4 million at March 31, 2013.

At March 31, 2013, the Company’s investment portfolio totaled $86.2 million, a decrease of $3.5 million from $89.7 million at December 31, 2012. Most of the funds that are invested in the Company’s investment portfolio are part of management’s effort to balance interest rate risk, and to provide liquidity and income to the Company.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the principal source of earnings for the Company. Net interest income during the first quarter of 2013 compared to net interest income for the comparable period of 2012 improved to $4.2 million from $3.9 million, resulting from the effective restructuring of the FHLB advance portfolio and the decline in rate and balance of interest bearing deposit liabilities.

Net interest margin increased 31 basis points to 3.58% for the three months ended March 31, 2013 from 3.27% for the first quarter of 2012, reflecting a decrease in average rate paid on interest-bearing liabilities of 39 basis points to 1.32% for the first quarter of 2013 from 1.71% for the first quarter of 2012. This was slightly offset by a 7 basis point decrease in the average yield on earning assets. The yield on loans, net of unamortized fees and costs, was 5.26% and 5.51% for the first quarters of 2013 and 2012, respectively, with the decrease due primarily to lower rates during the period. The average yield on investments decreased to 2.74% for the first quarter of 2013 from 2.84% for the first quarter of 2012 while average balances in investments decreased to $89.1 million for the first quarter of 2013 from $98.9 million for the first quarter of 2012. Average interest bearing deposits at the Federal Reserve, which were earning 0.25% and 0.24% for the first quarters of 2013 and 2012, respectively, decreased to $10.6 million at the end of the first quarter of 2013 from $20.2 million at the end of the first quarter 2012. The average balance of interest bearing deposits increased to $387.5 million for the first quarter of 2013 from $387.0 million for the first quarter of 2012.

For the three months ended March 31, 2013, net interest income was up $307 thousand to $4.2 million from $3.9 million for the first quarter of 2012. This increase was due primarily to the effective restructuring of the FHLB advance portfolio in the second quarter of 2012.

Total interest and fees on loans, the largest component of net interest income, decreased $115 thousand or 2.23% to $5.0 million during the first quarter of 2013 compared to $5.1 million for the same period in 2012 primarily due to decreases in the interest rate environment.

Interest expense on deposits decreased $189 thousand to $1.3 million, or 13.10% for the first quarter of 2013 compared to $1.4 million for the same period of 2012. The decrease in deposit expense was due to the restructuring of the deposit mix and a decrease in overall rates paid on deposits as interest rates paid on interest bearing deposits decreased 19 basis points to 1.31% for the first quarter of 2013 from 1.50% for the first quarter of 2012.

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

	Three Months Ended March 31,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$388,614	$5,033	5.26%	$376,051	$5,147	5.51%
Bank owned life insurance (2)	9,297	125	5.46%	8,962	125	5.63%
Investment securities:
U.S. Agencies	—	—	0.00%	1,999	18	3.58%
Mortgage backed securities	12,036	58	1.97%	14,796	81	2.20%
Corporate bonds	14,936	90	2.44%	16,317	99	2.44%
Municipal securities (2)	5,526	89	6.53%	6,964	112	6.50%
Taxable municipal securities	16,704	139	3.37%	9,531	94	3.96%
CMO	35,879	197	2.23%	43,181	253	2.35%
SBA	637	(2)	(1.49)%	1,579	9	2.25%
Other investments	3,404	30	3.66%	4,509	33	2.90%

Total investment securities	89,122	601	2.74%	98,876	699	2.84%
Interest bearing deposits	10,566	6	0.25%	20,186	12	0.24%

Total earning assets	$497,599	$5,765	4.70%	$504,075	$5,983	4.77%

Cash and cash equivalents	7,719			8,079
Allowance for loan losses	(7,923)			(9,146)
Other assets	27,311			29,243

Total assets	$524,706			$532,251

Liabilities & Stockholders’ Equity:
Interest checking	$12,613	$10	0.33%	$11,412	$8	0.29%
Money market deposit accounts	142,910	144	0.41%	152,442	190	0.50%
Statement savings	1,406	1	0.32%	1,147	1	0.42%
Certificates of deposit	230,593	1,098	1.93%	222,019	1,244	2.25%

Total interest-bearing deposits	387,522	1,253	1.31%	387,020	1,443	1.50%

Fed funds purchased	72	—	0.61%	—	—	—%
Repurchase agreements	1,105	1	0.40%	1,021	1	0.40%
Subordinated debt	7,155	34	1.94%	7,155	42	2.35%
FHLB advances	25,000	81	1.31%	50,000	402	3.24%

Total interest-bearing liabilities	420,854	1,369	1.15%	445,196	1,888	1.71%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	54,862			44,327
Other liabilities	1,849			1,725

Total liabilities	56,711			46,052
Shareholders’ equity	47,141			41,003

Total liabilities and shareholders’ equity	$524,706			$532,251

Net interest income		$4,396			$4,095

Interest rate spread			3.38%			3.07%

Net interest margin			3.58%			3.27%

Ratio of average interest earning assets to average interest-bearing liabilities			118.24%			113.23%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

Noninterest Income

Total noninterest income was $602 thousand for the first quarter of 2013, compared to $340 thousand for the same period of 2012. The mortgage division added $284 thousand to noninterest income from gains on sales of loans in the first quarter 2013 compared to $37 thousand for the first quarter 2012 as the division was newly operational in the first quarter of 2012. Other noninterest income increased $10 thousand for the first quarter of 2013 to $199 thousand compared to $189 thousand for the same period of 2012. This increase was primarily generated by the investment group.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expenses for the first quarter of 2013 increased to $3.6 million, an increase of $213 thousand or 6.27%, compared to $3.4 million for the same period in 2012. Salaries and employee benefits increased $290 thousand to $2.0 million for the first quarter of 2013 compared to $1.7 million for the first quarter of 2012 representing the continued growth in the lending area including our mortgage operation. The assessment for FDIC insurance decreased $100 thousand to $82 thousand for the first quarter of 2013 from $182 for the first quarter of 2012 as the calculation of the assessment changed.

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

The effective tax rate for the three month periods ended March 31, 2013 and 2012 was 29.83% and 2.56%, respectively.

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

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest, and OREO, were $10.2 million at March 31, 2013, down from $22.8 million at March 31, 2012. This decrease reflects the implementation of the Asset Resolution Plan in accordance with the Standby Purchase Agreement of the rights offering that closed May 19, 2012. At December 31, 2012, nonperforming assets totaled $13.1 million. Nonperforming assets are composed largely of loans secured by real estate and repossessed properties in our OREO portfolio. At the end of the first quarter of 2013, OREO was $3.8 million, down from $6.4 million at March 31, 2012. At March 31, 2013, there were $2.2 million of troubled debt restructurings that were performing loans.

Nonaccrual loans were $6.4 million at March 31, 2013, continuing to decrease from $16.4 million at March 31, 2012 and $8.0 million at December 31, 2012. The decrease reflects the continued efforts by the Company to decrease nonaccruals in a challenging economic environment.

Loan charge-offs, net of recoveries, amounted to a net recovery of $98 thousand for the first quarter of 2013 compared to a net charge-off of $1.8 million for the first quarter of 2012. For the first quarter of 2013, the provision for loan losses was $100 thousand compared to $565 thousand for the first quarter of 2012, and compared to $165 thousand for the fourth quarter of 2012. With the level of loans secured by real estate and the decreased nonperforming assets, management is confident that we can successfully manage through the continuing difficult economic environment.

Loans past due 30 to 89 days stayed consistent at $2.1 million at the end of the first quarter of 2013 and year ended 2012, and decreased $800 thousand from $3.0 million at March 31, 2012.

Although the Company believes it has a sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $7.5 million at March 31, 2013, compared to $8.0 million at March 31, 2012 and $7.3 million at December 31, 2012. The ratio of the allowance for loan losses to total loans outstanding at March 31, 2013 was 1.92% compared to 1.93% at December 31, 2012 and 2.13% at March 31, 2012. The movement in this ratio results from, and is directionally consistent with, the improvement in the Company’s credit quality statistics.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

	2013	2012
	March 31,	December 31,	March 31,
	(Dollars in thousands)
Nonaccrual loans	$6,366	$8,014	$16,410
Loans past due 90 days and accruing interest	—	1,338	—

Total nonperforming loans	6,366	9,352	16,410
Other real estate owned	3,841	3,771	6,369

Total nonperforming assets	$10,207	$13,123	$22,779

Allowance for loan losses to period end loans	1.92%	1.93%	2.13%
Nonperforming assets to total assets	1.94%	2.42%	4.30%
Allowance for loan losses to nonaccrual loans	117.30%	90.70%	48.76%

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

At March 31, 2013, cash and cash equivalents totaled $14.1 million. Unrestricted investment securities not pledged totaled $85.2 million, for a total of 16.20% of total assets, which management believes is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including unused unsecured federal funds facilities with three banks totaling $23.5 million and unused available term loans through the FHLB totaling $49.8 million.

Total liquidity and other alternative sources of liquidity totaled $172.6 million at March 31, 2013 if fully utilized, which represents 38.94% of total deposits.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2013, pre-approved but unused lines of credit for loans totaled approximately $72.8 million. In addition, we had approximately $4.4 million in financial and performance standby letters of credit at March 31, 2013. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualifies as Tier 1 capital. First Capital Bank’s ratios exceed regulatory requirements. As of March 31, 2013, the Company had a Tier 1 risk-based capital ratio of 12.36% and a Total risk-based capital ratio of 13.81%. At December 31, 2012 these ratios were 12.29% and 13.75%, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.	CONTROLS AND PROCEDURES

Based upon an evaluation as of March 31, 2013 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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
Item 4. Mine Safety Disclosures – None
Item 5. Other Information – None to report
Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed November 13, 2006)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed May 22, 2007)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

3.4	Articles of Amendment to the Company’s Articles of Incorporation, increasing the number of authorized shares of Common Stock to 30,000,000 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on September 3, 2010)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009)

4.3	Warrant to Purchase Shares of Common Stock, dated April 3, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

99.3	Certification of John M. Presley Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.3 of Form 10-K filed on March 29, 2013).

99.4	Certification of William W. Ranson Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.4 of Form 10-K filed on March 29, 2013).

101	The following materials from the Company’s 10-Q Report for the quarter ended March 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operation, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (1)

(1)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date: May 15, 2013	By:	/s/ John M. Presley
John M. Presley
Managing Director & Chief Executive Officer

	By:	/s/ William W. Ranson
William W. Ranson
Executive Vice President & Chief Financial Officer