Form 10-Q
period 2013-06-30
FIRST CAPITAL BANCORP, INC.
filed 2013-08-14
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

12,319,966 shares of Common Stock, par value $4.00 per share, were outstanding at August 12, 2013.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30, 2013	December 31, 2012
	(Unaudited)	(*)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$10,526	$8,577
Interest-bearing deposits in other banks	10,146	26,744

Total cash and cash equivalents	20,672	35,321
Investment securities:
Available for sale, at fair value	72,033	86,825
Held to maturity, at cost	2,877	2,880
Restricted, at cost	3,366	3,479
Loans held for sale	3,996	9,912
Loans, net of allowance for losses of $8,582 in 2013 and $7,269 in 2012	404,037	368,920
Other real estate owned (OREO)	2,158	3,771
Premises and equipment, net	10,690	10,945
Accrued interest receivable	1,787	1,807
Bank owned life insurance	9,418	9,251
Deferred tax asset	6,664	6,781
Prepaid FDIC premiums	—	809
Other assets	1,239	2,246

Total assets	$538,937	$542,947

LIABILITIES
Deposits
Noninterest-bearing	$73,060	$60,098
Interest-bearing	381,858	399,015

Total deposits	454,918	459,113

Securities sold under repurchase agreements	1,132	871
Subordinated debt and trust preferred	7,155	7,155
Federal Home Loan Bank advances	25,000	25,000
Accrued expenses and other liabilities	3,107	3,720

Total liabilities	491,312	495,859

STOCKHOLDERS’ EQUITY
Preferred stock, See Note 10	22	22
Common stock, See Note 11	49,482	49,100
Additional paid-in capital	4,494	4,072
Accumulated deficit	(6,497)	(8,120)
Warrants	—	661
Discount on preferred stock	(50)	(84)
Accumulated other comprehensive income, net of tax	174	1,437

Total stockholders’ equity	47,625	47,088

Total liabilities and stockholders’ equity	$538,937	$542,947

*	Derived from audited, consolidated financial statements

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Interest and dividend income
Loans	$5,137	$5,122	$10,170	$10,268
Investments:
Taxable interest income	459	551	941	1,104
Tax exempt interest income	58	66	116	140
Dividends	37	35	68	69
Interest bearing deposits	5	11	12	23

Total interest income	5,696	5,785	11,307	11,604

Interest expense
Deposits	1,166	1,378	2,420	2,822
FHLB advances	82	388	163	791
Subordinated debt and other borrowings	35	38	71	80

Total interest expense	1,283	1,804	2,654	3,693

Net interest income	4,413	3,981	8,653	7,911
Provision for loan losses	—	8,310	100	8,875

Net interest income/(loss) after provision for loan losses	4,413	(4,329)	8,553	(964)

Noninterest income
Fees on deposits	88	99	176	186
Gain on sale of securities	145	—	176	27
Gain on sale of loans	303	55	586	93
Other	208	234	407	421

Total noninterest income	744	388	1,345	727

Noninterest expenses
Salaries and employee benefits	2,117	2,101	4,137	3,830
Occupancy expense	211	192	405	391
Data processing	253	214	490	419
Professional services	93	165	224	318
Advertising and marketing	165	68	290	107
FDIC assessment	105	184	186	366
Virginia franchise tax	120	(43)	240	2
(Gain)/loss on sale and write down of OREO	(55)	1,519	44	1,643
Depreciation	151	157	302	316
FHLB prepayment penalty	—	2,755	—	2,755
Other	550	582	1,002	1,139

Total noninterest expense	3,710	7,894	7,320	11,286

Net income/(loss) before income taxes	1,447	(11,835)	2,578	(11,523)
Income tax expense/(benefit)	446	(4,056)	783	(4,048)

Net income/(loss)	1,001	(7,779)	1,795	(7,475)
Effective dividend on preferred stock	86	156	172	327

Net income available/(loss) allocable to common stockholders	915	(7,935)	$1,623	$(7,802)

Basic net income/(loss) per common share	$0.08	$(0.99)	$0.14	$(1.42)

Diluted net income/(loss) per common share	$0.07	$(0.99)	$0.12	$(1.42)

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)

Net income/(loss)	$1,001	$(7,779)	$1,795	$(7,475)
Other comprehensive (loss) income:
Investment securities:
Unrealized gains (losses) on investment securities available for sale	(1,726)	395	(1,738)	1,176
Tax effect	588	(134)	591	(400)
Reclassification of gains recognized in net income	(145)	—	(176)	(27)
Tax effect	49	—	60	10

Total other comprehensive (loss) income	(1,234)	261	(1,263)	759

Comprehensive income/(loss)	$(233)	$(7,518)	$532	$(6,716)

See notes to consolidated financial statements

First Capital Bancorp, Inc. Subsidiary

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2013 and 2012

(Unaudited)

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Warrants	Discount on Preferred Stock	Accumulated Other Comprehensive Income	Total

Balances December 31, 2011	$44	$11,885	$29,695	$(1,942)	$661	$(303)	$643	$40,683
Net loss	—	—	—	(7,475)	—	—	—	(7,475)
Other comprehensive income	—	—	—	—	—	—	759	759
Preferred stock dividend	—	—	(266)	—	—	—	—	(266)
Accretion of discount on preferred stock	—	—	(61)	—	—	61	—	—
Stock based compensation	—	—	56	—	—	—	—	56
Redemption of preferred stock	(22)	—	(5,627)	—	—	124	—	(5,525)
Proceeds from issuance of 8.9 million shares of common stock, net of costs	—	35,654	(18,276)	—	—	—	—	17,378

Balances June 30, 2012	$22	$47,539	$5,521	$(9,417)	$661	$(118)	$1,402	$45,610

Balances December 31, 2012	$22	$49,100	$4,072	$(8,120)	$661	$(84)	$1,437	$47,088
Net income	—	—	—	1,795	—	—	—	1,795
Other comprehensive loss	—	—	—	—	—	—	(1,263)	(1,263)
Preferred stock dividend	—	—	—	(138)	—	—	—	(138)
Accretion of discount on preferred stock	—	—	—	(34)	—	34	—	—
Stock based compensation	—	—	233	—	—	—	—	233
Redemption of common stock warrants on preferred stock	—	—	395	—	(661)	—	—	(266)
Costs associated with redemption of common stock warrants	—	—	(15)	—	—	—	—	(15)
Warrants exercised in connection with 8.9 million shares issued	—	382	(191)	—	—	—	—	191

Balances June 30, 2013	$22	$49,482	$4,494	$(6,497)	$—	$(50)	$174	$47,625

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$1,795	$(7,475)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	8,875
Depreciation of premises and equipment	302	316
Net amortization of bond premiums/discounts	416	517
Stock based compensation expense	233	56
Deferred income tax expense (benefit)	768	(4,008)
Gain on sale of securities	(176)	(27)
Gain on loans sold	(586)	(93)
Loss on sale and write-down of other real estate owned	44	1,643
Increase in cash surrender value of bank owned life insurance	(167)	(167)
Proceeds from sale of loans held for sale	57,958	13,742
Origination of loans held for sale	(51,456)	(14,109)
Decrease in other assets	1,816	632
Decrease (increase) in accrued interest receivable	20	(60)
(Decrease) increase in accrued expenses and other liabilities	(613)	1,379

Net cash provided by operating activities	10,454	1,221

Cash flows from investing activities
Proceeds from maturities and calls of securities	410	2,050
Proceeds from paydowns of securities available-for-sale	7,044	5,858
Purchase of securities available-for-sale	(8,839)	(17,338)
Proceeds from sale of securities available-for-sale	14,026	1,013
Proceeds from sale of other real estate owned	1,567	1,327
Purchase of Federal Home Loan Bank Stock	(225)	(9)
Purchase of Federal Reserve Stock	(48)	(3)
Redemption of Federal Home Loan Bank Stock	386	109
Purchases of premises and equipment	(47)	(206)
Net increase in loans	(35,215)	(9,729)

Net cash used in investing activities	(20,941)	(16,928)

Cash flows from financing activities
Net decrease in deposits	(4,195)	(1,782)
Repayments to FHLB, net of borrowings	—	(25,000)
Dividends on preferred stock	(138)	(266)
Cash paid for redemption of common stock warrants, net of expenses	(281)	—
Cash paid for TARP preferred stock redemption	—	(5,525)
Proceeds from issuance of additional stock under rights offering, net of associated offering costs	—	17,378
Warrants exercised in connection with the rights offering	191	—
Net increase (decrease) in repurchase agreements	261	(682)

Net cash used in financing activities	(4,162)	(15,877)

Net decrease in cash and cash equivalents	(14,649)	(31,584)
Cash and cash equivalents, beginning of period	35,321	50,359

Cash and cash equivalents, end of period	$20,672	$18,775

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

(Continued)

	2013	2012
	(Dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid during the period	$2,654	$3,779

Taxes refunded, net of taxes paid during the period	$997	$—

Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$2,298	$111

Unrealized (loss) gain on securities available for sale, net of tax	$(1,263)	$759

Company financed sales of other real estate owned	$2,300	$—

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

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

In management’s opinion the accompanying unaudited consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June 30, 2013, and December 31, 2012 and for the three and six months ended June 30, 2013, and 2012, in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

First Capital Bank’s critical accounting policies relate to the evaluation of the allowance for loan losses and the establishment of fair value of financial instruments, and other assets.

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

June 30, 2013

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

June 30, 2013

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

The basic and diluted income per share calculations are as follows:

	Three Months Ended June 30, (in thousands, except per share amounts)		Six Months Ended June 30, (in thousands, except per share amounts)
	2013	2012	2013	2012

Net income available to common stockholders	$915	$(7,935)	$1,623	$(7,802)
Weighted average number of shares outstanding	11,966	7,967	11,950	5,469

Net income per common share - basic	$0.08	$(0.99)	$0.14	$(1.42)

Effect of dilutive securities:

Weighted average number of common shares outstanding	11,966	7,967	11,950	5,469
Effect of stock options and warrants	1,653	—	1,630	—

Diluted average common shares outstanding	13,619	7,967	13,581	5,469

Net income per common share - assuming dilution	$0.07	$(0.99)	$0.12	$(1.42)

The Company has excluded options convertible into 324 thousand shares of common stock for the three and six months ended June 30, 2013, from the calculation of diluted earnings per share because they were anti-dilutive since the strike price was greater than the average market price during all periods. The Company has excluded options and warrants convertible into 1.1 million and 1.2 million shares of stock for the three and six months ended June 30, 2012, respectively, from the calculation of diluted earnings per share because they were anti-dilutive due to the Company’s net loss in all periods. The Company excluded 348 thousand shares of restricted common stock for the three and six months ended June 30, 2013, since the shares were outstanding but were not vested.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

Note 4 – Stock Options

Accounting standards require the Company to measure compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the service period that the awards are expected to vest.

The stock based compensation, in thousands, expensed during the three and six months ended June 30, 2013, was $158 thousand and $233 thousand, respectively, and the amount expensed during the three and six months ended June 30, 2012, was $28 and $56, respectively. Expensed amounts are included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities are as follows:

	June 30, 2013
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$—	$—	$—	$—
Mortgage-backed securities	13,812	248	260	13,800
Corporate bonds	5,996	38	84	5,950
Collateralized mortgage obligation securities	31,794	606	79	32,321
State and political subdivisions - taxable	17,720	274	571	17,423
State and political subdivisions - tax exempt	2,445	94	—	2,539
SBA - Guarantee portion	—	—	—	—

	$71,767	$1,260	$994	$72,033

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$—	$—	$—	$—
Mortgage-backed securities	11,563	476	4	12,035
Corporate bonds	16,708	114	123	16,699
Collateralized mortgage obligation securities	36,996	945	10	37,931
State and political subdivisions - taxable	15,247	684	122	15,809
State and political subdivisions - tax exempt	2,862	179	—	3,041
SBA - Guarantee portion	1,271	39	—	1,310

	$84,647	$2,437	$259	$86,825

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

	June 30, 2013
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,877	$152	$—	$3,029

	$2,877	$152	$—	$3,029

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,880	$345	$—	$3,225

	$2,880	$345	$—	$3,225

Management’s assessment for the current quarter ended June 30, 2013, resulted in no recognition of other than temporary impairment (“OTTI”).

The following table summarizes securities with unrealized losses at June 30, 2013, and December 31, 2012, aggregated by major security type and length of time in a continuous unrealized loss position. The unrealized losses are largely due to changes in interest rates and other market conditions. At June 30, 2013, 28 out of 132 securities we held had fair values less than amortized cost primarily in municipal securities and corporate bonds. At December 31, 2012, 17 out of 139 securities we held had fair values less than amortized cost primarily in municipal securities and corporate bonds. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses, the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses, and the fact it is unlikely that we will be required to sell the securities before their anticipated recovery.

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	4,771	260	—	—	4,771	260
Corporate bonds	1,481	20	1,433	64	2,914	84
CMO securities	6,153	79	—	—	6,153	79
State & political subdivisions-taxable	10,178	571	—	—	10,178	571
State & political subdivisions-tax exempt	—	—	—	—	—	—
SBA	—	—	—	—	—	—

All securities	$22,583	$930	$1,433	$64	$24,016	$994

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

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

Restricted equity securities consist primarily of Federal Home Loan Bank of Atlanta stock in the amount of $1.8 million and $1.9 million as of June 30, 2013, and December 31, 2012, respectively, and Federal Reserve Bank stock in the amount of $1.5 million at June 30, 2013, and December 31, 2012. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of its outstanding capital.

Securities with a carrying value of approximately $1.1 million and $871 thousand were pledged as collateral at June 30, 2013, and December 31, 2012, respectively, to secure purchases of federal funds, repurchase agreements, and collateral for customer’s deposits.

Note 6 – Loans

Major classifications of loans are as follows:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Real estate
Residential	$136,643	$131,144
Commercial	160,443	144,034
Residential Construction	18,948	13,202
Other Construction, Land Development & Other Land	47,357	45,053
Commercial	47,186	40,423
Consumer	2,074	2,215

Total loans	412,651	376,071
Less:
Allowance for loan losses	8,582	7,269
Net deferred (fees) costs	(32)	118

Loans, net	$404,037	$368,920

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

A summary of risk characteristics by loan portfolio classification follows:

Real Estate – Residential – This portfolio primarily consists of investor loans secured by properties in the Bank’s normal lending area. These investor loans are typically five year rate adjustment loans and they generally have an original loan-to-value (“LTV”) of 80% or less. This category also includes home equity lines of credit (“HELOC”). The HELOCs generally have an adjustable rate tied to prime rate and a term of 10 years. Given the declining value of residential properties over the past several years, these loans possess a higher than average level of risk of loss to the bank. Multifamily residential real estate is moderately seasoned and is generally secured by properties in the Bank’s normal lending area.

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

Activity in the allowance for loan losses for the three months ended is as follows:

	June 30,
	2013	2012
	(Dollars in thousands)

Balance, beginning of period	$7,269	$9,271
Provision for loan losses	100	8,875
Recoveries	3,136	99
Charge-offs	(1,923)	(10,992)

Balance, end of period	$8,582	$7,253

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period	2.08%	1.97%

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

The following table presents activity in the allowance for loan losses by portfolio segment:

	Three Months Ended
	Real Estate
	Residential	Commercial	Residential Construction	Other Construction Land Devel. & Other Land	Commercial	Consumer	Total
	(Dollars in thousands)

Balance, April 1, 2013	$2,577	$2,898	$375	$658	$947	$12	$7,467
Provision for loan losses	361	(70)	76	(471)	100	4	—
Recoveries	4	998	62	1,217	1	—	2,282
Charge-offs	(84)	(333)	(38)	(660)	(52)	—	(1,167)

Balance, June 30, 2013	$2,858	$3,493	$475	$744	$996	$16	$8,582

Balance, April 1, 2012	$3,308	$1,453	$650	$1,317	$1,253	$21	$8,002
Provision for loan losses	674	4,283	971	1,854	528	—	8,310
Recoveries	1	—	—	8	—	—	9
Charge-offs	(1,403)	(2,580)	(1,418)	(2,702)	(965)	—	(9,068)

Balance, June 30, 2012	$2,580	$3,156	$203	$477	$816	$21	$7,253

	Six Months Ended
	Real Estate
	Residential	Commercial	Residential Construction	Other Construction Land Devel. & Other Land	Commercial	Consumer	Total
	(Dollars in thousands)
Balance, January 1, 2013	$2,654	$2,947	$284	$606	$762	$16	$7,269
Provision for loan losses	353	(119)	(645)	124	387	—	100
Recoveries	7	998	904	1,224	3	—	3,136
Charge-offs	(156)	(333)	(68)	(1,210)	(156)	—	(1,923)

Balance, June 30, 2013	$2,858	$3,493	$475	$744	$996	$16	$8,582

Balance, January 1, 2012	$3,680	$1,375	$650	$2,175	$1,370	$21	$9,271
Provision for loan losses	1,239	4,283	971	1,854	528	—	8,875
Recoveries	4	78	—	17	—	—	99
Charge-offs	(2,343)	(2,580)	(1,418)	(3,569)	(1,082)	—	(10,992)

Balance, June 30, 2012	$2,580	$3,156	$203	$477	$816	$21	$7,253

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

The following table presents the aging of unpaid principal in loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	30-89 Day Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
	(Dollars in thousands)
Real estate
Residential	$925	$—	$1,452	$134,266	$136,643
Commercial	92	—	527	159,824	160,443
Residential Construction	—	—	848	18,100	18,948
Other Construction, Land Development & Other Land	—	—	1,903	45,454	47,357
Commercial	85	—	378	46,723	47,186
Consumer	—	—	—	2,074	2,074

Total	$1,102	$—	$5,108	$406,441	$412,651

	December 31, 2012
	30-89 Day Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
	(Dollars in thousands)
Real estate
Residential	$1,752	$—	$2,005	$127,387	$131,144
Commercial	198	1,338	810	141,688	144,034
Residential Construction	—	—	1,255	11,947	13,202
Other Construction, Land Development & Other Land	28	—	3,406	41,619	45,053
Commercial	—	—	538	39,885	40,423
Consumer	79	—	—	2,136	2,215

Total	$2,057	$1,338	$8,014	$364,662	$376,071

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

The following table provides details of the Company’s loan portfolio internally assigned grade at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate
Residential	$124,261	$8,813	$3,569	$—	$—	$136,643
Commercial	153,263	5,044	2,136	—	—	160,443
Residential Construction	14,269	2,949	1,730	—	—	18,948
Other Construction, Land Development & Other Land	35,115	6,674	5,568	—	—	47,357
Commercial	46,208	6	972	—	—	47,186
Consumer	1,999	75	—	—	—	2,074

Total	$375,115	$23,561	$13,975	$—	$—	$412,651

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate
Residential	$117,996	$8,895	$4,253	$—	$—	$131,144
Commercial	126,220	14,131	3,683	—	—	144,034
Residential Construction	8,123	2,515	2,564	—	—	13,202
Other Construction, Land Development & Other Land	25,857	10,713	8,483	—	—	45,053
Commercial	38,295	962	1,166	—	—	40,423
Consumer	2,049	88	78	—	—	2,215

Total	$318,540	$37,304	$20,227	$—	$—	$376,071

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

June 30, 2013

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

The loan risk rankings were updated for the quarter ended June 30, 2013 on June 17 and 18, 2013. The loan risk rankings were updated for the year ended December 31, 2012 on December 13, 2012.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

The following table provides details regarding impaired loans by segment and class at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance:
Real estate
Residential	$1,452	$1,948	$—	$2,184	$2,522	$—
Commercial	527	867	—	810	3,570	—
Residential Construction	848	1,346	—	1,255	1,974	—
Other Construction, Land Development & Other Land	3,880	5,715	—	5,428	14,050	—
Commercial	378	964	—	538	1,071	—
Consumer	—	—	—	—	—	—

Total	$7,085	$10,840	$—	$10,215	$23,187	$—

With an allowance:
Real estate
Residential	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—
Residential Construction	—	—	—	—	—	—
Other Construction, Land Development & Other Land	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$—	$—	$—	$—	$—	$—

Total
Real estate
Residential	$1,452	$1,948	$—	$2,184	$2,522	$—
Commercial	527	867	—	810	3,570	—
Residential Construction	848	1,346	—	1,255	1,974	—
Other Construction, Land Development & Other Land	3,880	5,715	—	5,428	14,050	—
Commercial	378	964	—	538	1,071	—
Consumer	—	—	—	—	—	—

Total	$7,085	$10,840	$—	$10,215	$23,187	$—

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

The following table provides details of the balance of the allowance for loan losses and the recorded investment in financing receivables by impairment method for each loan portfolio segment:

	Real Estate
	Residential	Commercial	Residential Construction	Other Construction, Land Devel. & Other Land	Commercial	Consumer	Total
	(Dollars in thousands)
June 30, 2013
Allowance for loan losses, evaluated
Individually	$—	$—	$—	$—	$—	$—	$—
Collectively	2,858	3,493	475	744	996	16	8,582

Total ending allowance	$2,858	$3,493	$475	$744	$996	$16	$8,582

Loans, evaluated
Individually	$1,452	$527	$848	$3,880	$378	$—	$7,085
Collectively	135,191	159,916	18,100	43,477	46,808	2,074	405,566

Total ending loans	$136,643	$160,443	$18,948	$47,357	$47,186	$2,074	$412,651

December 31, 2012
Allowance for loan losses, evaluated
Individually	$—	$—	$—	$—	$—	$—	$—
Collectively	2,654	2,947	284	606	762	16	7,269

Total ending allowance	$2,654	$2,947	$284	$606	$762	$16	$7,269

Loans, evaluated
Individually	$2,184	$810	$1,255	$5,428	$538	$—	$10,215
Collectively	128,960	143,224	11,947	39,625	39,885	2,215	365,856

Total ending loans	$131,144	$144,034	$13,202	$45,053	$40,423	$2,215	$376,071

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)

Real estate
Residential	$17	$1,462	$53	$1,703
Commercial	4	656	19	708
Residential Construction	(4)	918	(2)	1,030
Other Construction, Land Development & Other Land	23	4,375	60	4,726
Commercial	1	405	2	449
Consumer	—	—	—	—

Total	$41	$7,816	$132	$8,616

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)

Real estate
Residential	$35	$2,745	$20	$2,709
Commercial	20	1,023	20	1,030
Residential Construction	12	2,609	42	2,553
Other Construction, Land Development & Other Land	78	6,719	164	6,749
Commercial	—	702	(4)	705
Consumer	—	—	—	—

Total	$145	$13,798	$242	$13,746

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

June 30, 2013

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

As of June 30, 2013 and December 31, 2012, there were no available commitments outstanding for troubled debt restructurings.

The following tables present troubled debt restructurings as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Total Number of Contracts	Accrual Status	Nonaccrual Status	Total Modifications
	(Dollars in thousands)

Real estate
Residential	1	$—	$117	$117
Commercial	—	—	—	—
Residential Construction	—	—	—	—
Other Construction, Land Development & Other Land	3	1,977	95	2,072
Commercial	—	—	—	—
Consumer	—	—	—	—

Total	4	$1,977	$212	$2,189

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

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

There were no newly restructured loans that occurred during the three or six months ended June 30, 2013 or 2012 or financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and six month periods ended June 30, 2013. The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and six month periods ended June 30 2012:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Real estate
Residential	1	$286	1	$286
Commercial	—	—	—	—
Residential Construction	—	—	—	—
Other Construction, Land Development & Other Land	—	—	—	—
Commercial	—	—	—	—
Consumer	—		—

Total	1	$286	1	$286

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

Note 7 – Other Real Estate Owned

Changes in other real estate owned were as follows for the:

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)

Beginning Balance	$3,771	$7,646
Additions	2,298	111
Sales	(3,767)	(1,327)
Write-downs	(144)	(1,643)

Ending Balance	$2,158	$4,787

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

June 30, 2013

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, and December 31, 2012. Securities identified in Note 3 as restricted securities including stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB changes in certain portions of our capital.

	June 30, 2013
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Assets:

Available-for-sale securities	$—	$72,033	$—	$72,033

	December 31, 2012
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Assets:

Available-for-sale securities	$—	$86,825	$—	$86,825

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods noted.

	June 30, 2013
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Impaired loans	$—	$—	$7,085	$7,085
Loans held for sale	—	3,996	—	3,996
Other real estate owned	—	—	2,158	2,158

Total	$—	$3,996	$9,243	$13,239

	December 31, 2012
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Impaired loans	$—	$—	$10,215	$10,215
Loans held for sale	—	9,912	—	9,912
Other real estate owned	—	—	3,771	3,771

Total	$—	$9,912	$13,986	$23,898

The methods and assumptions, not previously presented, used by the Company in estimating fair values are disclosed as follows:

Cash and cash equivalents – The carrying amounts of cash and cash equivalents approximate their fair value.

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at June 30, 2013 and December 31, 2012 are current market rates for their respective terms and associated credit risk.

Loans held for sale – Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential real estate, owner occupied loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different from cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended June 30, 2013 and December 31, 2012. Gains and losses on the sale of loans are recorded within income on the Consolidated Statements of Operations.

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

June 30, 2013

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

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at June 30, 2013, and December 31, 2012.

The estimated fair values of the Company’s financial instruments as of June 30, 2013, and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Financial assets
Cash and cash equivalents	$20,672	$20,672	$35,321	$35,321
Investment securities	74,910	75,062	89,705	90,050
Loans receivable, net	404,037	401,310	368,920	367,217
Loans held for sale	3,996	4,016	9,912	9,962
Accrued interest	1,787	1,787	1,807	1,807
BOLI	9,418	9,418	9,251	9,251

Financial liabilities
Deposits	$454,918	$455,410	$459,113	$466,390
FHLB advances	25,000	25,361	25,000	25,638
Subordinated debt	7,155	3,577	7,155	3,750
Repurchase agreements	1,132	1,132	871	871

We assume interest rate risk (the risk that general interest rate levels will change) as a result of our normal operations. As a result, the fair values of our financial instruments will change when interest rates levels change

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

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

The new amendments will require a company to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

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

June 30, 2013

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

Note 10 – Preferred Stock

The Preferred Shares have a $4.00 par value, with $1,000 liquidation preference. With 2,000,000 authorized shares, at June 30, 2013, and December 31, 2012, there were 5,531 shares outstanding.

Note 11 – Common Stock

The Common Stock has a $4.00 par value. With 30,000,000 authorized shares, at June 30, 2013, and December 31, 2012, there were 12,370,668 and 12,274,964 shares outstanding, respectively.

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

OVERVIEW

Net income for the second quarter of 2013 was $1.0 million, and net income available to common stockholders was $915 thousand, or $0.07 per fully diluted share, compared to a net loss of $7.8 million, and a net loss allocable to common stockholders of $7.9 million or $0.99 per fully diluted share, for the second quarter of 2012.

From a revenue and cost perspective, income after excluding certain items, which is a non-GAAP measurement, increased to $1.2 million for the second quarter of 2013 from $1.0 million for the second quarter of 2012. Contributing to the increase was an increase in net interest income of $432 thousand due to a reduction in interest expense resulting mostly from the restructuring of the FHLB advance portfolio with additional benefit provided by a the shift in the deposit liabilities base from interest bearing to non-interest bearing deposits. The following chart reconciles income before excluded items to net income (loss) for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Income Before Excluded Items (non-GAAP measurement)	$1,247	$1,049	$2,546	$2,023
Gain on Sale of Securities	145	—	176	27
Provision for Loan Losses	—	(8,310)	(100)	(8,875)
FHLB Prepayment Penalty	—	(2,755)	—	(2,755)
(Gains) Losses on Sale and Writedown of OREO	55	(1,519)	(44)	(1,643)
Additional Accrual	—	(300)	—	(300)

Net Income (Loss) Before Income Taxes	1,447	(11,835)	2,578	(11,523)
Income Tax Expense (Benefit)	446	(4,056)	783	(4,048)

Net Income (Loss)	$1,001	$(7,779)	$1,795	$(7,475)

The three months ended June 30, 2013, presents the continued positive results of the successful activities undertaken in the second quarter of 2012. The three month period ended June 30, 2012 was one of the most active and exciting quarters in the Company’s history. The Company successfully closed its $17.8 million rights offering, participated in the United States Treasury’s auction of its TARP securities, was the successful bidder for $5.0 million of the those securities, implemented the Asset Resolution Plan required in our Standby Purchase Agreement with our standby purchaser and now majority shareholder, Kenneth R. Lehman, and retired $40 million of the Company’s long term debt with the Federal Home Bank of Atlanta, with an additional $5 million in FHLB advances retired in the third quarter of 2012. These activities have provided a reduction in interest expense related to the FHLB advance portfolio and allowed for immediate and continued improvement in our credit quality statistics which have ultimately led to a better return for our shareholders.

Financial Condition

Total assets at June 30, 2013, were $538.9 million, down $4.0 million from $542.9 million at December 31, 2012. Cash and cash equivalents decreased $14.6 million to $20.7 at June 30, 2013. This decrease was used to fund the increase in net loans outstanding, which were $404.0 million at June 30, 2013, an increase of $35.1 million compared to the 2012 year-end balance. The remaining funds used to provide for the growth in the loan portfolio were obtained from available for sale securities, which decreased $14.8 million from the December 31, 2012 balance and the decrease in loans held for sale, which decreased $5.9 million from the December 31, 2012 balance. Total deposit liabilities decreased $4.2 million to $454.9 million at June 30, 2013 from $459.1 million at December 31, 2013. A favorable shift in the composition of our deposits, with an increase in non-interest bearing deposits of $13.0 million from the December 31, 2012 balance and a decrease in interest bearing deposits of $17.2 million from the December 31, 2013, has bolstered additional improvement to net interest income. Our deposit strategy during the second quarter was focused on decreasing noncore funding sources and single service CD relationships and increasing noninterest-bearing deposit accounts.

At June 30, 2013, the Company’s investment portfolio totaled $74.9 million, a decrease of $14.8 million from $89.7 million at December 31, 2012. Most of the funds that are invested in the Company’s investment portfolio are part of management’s effort to balance interest rate risk, and to provide liquidity and income to the Company.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the principal source of earnings for the Company. Net interest income during 2013 to date compared to net interest income for the comparable period of 2012 improved to $8.7 million from $7.9 million, resulting primarily from the effective restructuring of the FHLB advance portfolio and the decline in rate and balance of interest bearing deposit liabilities.

The net interest margin increased 32 basis points to 3.61% for the three months ended June 30, 2013 from 3.29% for the second quarter of 2012, due largely to a decrease in average rate paid on interest-bearing liabilities of 45 basis points to 1.22% for the second quarter of 2013 from 1.67% for the second quarter of 2012. This was slightly offset by a 10 basis point decrease in the average yield on earning assets. The yield on loans, net of unamortized fees and costs, was 5.06% and 5.44% for the second quarters of 2013 and 2012, respectively, with the decrease due primarily to lower rates during the period. The average yield on investments increased to 2.81% for the second quarter of 2013 from 2.76% for the second quarter of 2012 while average balances in investments decreased to $83.2 million for the second quarter of 2013 from $99.6 million for the second quarter of 2012. Average interest bearing deposits at the Federal Reserve, which were earning 0.25% and 0.23% for the second quarters of 2013 and 2012, respectively, decreased to $8.5 million at the end of the second quarter of 2013 from $19.0 million at the end of the second quarter 2012. The average balance of interest bearing deposits increased to $386.5 million for the second quarter of 2013 from $378.5 million for the second quarter of 2012.

For the three months ended June 30, 2013, net interest income was up $432 thousand to $4.4 million from $4.0 million for the second quarter of 2012. This increase was due primarily to the effective restructuring of the FHLB advance portfolio in the second quarter of 2012 and the reduction of interest expense resulting from the change in composition of deposit liabilities.

Total interest and fees on loans, the largest component of net interest income, remained stable at $5.1 million during the second quarters of both 2013 and 2012 despite the increased pressure of the rate environment.

Interest expense on deposits decreased $212 thousand to $1.2 million, or 15.38% for the second quarter of 2013 compared to $1.4 million for the same period of 2012. This decrease was due to the restructuring of the deposit mix and a decrease in overall rates paid on time deposits as interest rates paid on interest bearing deposits decreased 25 basis points to 1.21% for the second quarter of 2013 from 1.46% for the second quarter of 2012.

For the six months ended June 30, 2013, the net interest margin increased to 3.59% from 3.28% for the six months ended June 30, 2012. The improvement in year to date margin is primarily the result of the successful restructuring of the FHLB advance portfolio which offset the decline in the yield in the loan portfolio.

Net interest income increased $742 thousand for the first six months of 2013 compared to the first six months of 2012.

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

	Three Months Ended June 30,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$407,105	$5,136	5.06%	$378,860	$5,121	5.44%
Bank owned life insurance (2)	9,382	128	5.47%	9,044	128	5.68%
Investment securities:
U.S. Agencies	—	—	0.00%	1,955	17	3.63%
Mortgage backed securities	14,342	73	2.04%	14,252	73	2.06%
Corporate bonds	8,544	52	2.45%	16,454	101	2.47%
Municipal securities (2)	5,424	87	6.47%	6,272	100	6.39%
Taxable municipal securities	18,177	147	3.23%	10,954	107	3.92%
CMO	33,314	188	2.26%	43,759	248	2.28%
SBA	—	—	0.00%	1,464	4	1.09%
Other investments	3,361	36	4.29%	4,459	34	3.07%

Total investment securities	83,162	583	2.81%	99,569	684	2.76%
Interest bearing deposits	8,488	5	0.25%	19,015	11	0.23%

Total earning assets	$508,137	$5,852	4.62%	$506,488	$5,944	4.72%

Cash and cash equivalents	8,223			8,366
Allowance for loan losses	(7,810)			(7,498)
Other assets	26,230			29,032

Total assets	$534,780			$536,388

Liabilities & Stockholders’ Equity:
Interest checking	$13,413	$11	0.33%	$11,157	$8	0.28%
Money market deposit accounts	146,522	150	0.41%	138,507	172	0.50%
Statement savings	1,455	1	0.32%	1,280	1	0.42%
Certificates of deposit	225,135	1,004	1.79%	227,542	1,196	2.11%

Total interest-bearing deposits	386,525	1,166	1.21%	378,486	1,377	1.46%

Fed funds purchased	171	—	0.61%	—	—	—%
Repurchase agreements	965	1	0.40%	962	1	0.40%
Subordinated debt	7,155	35	1.93%	7,155	38	2.13%
FHLB advances	26,759	82	1.23%	48,737	388	3.20%

Total interest-bearing liabilities	421,575	1,284	1.22%	435,340	1,804	1.67%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	63,330			48,818
Other liabilities	1,788			1,763

Total liabilities	65,118			50,581
Shareholders’ equity	48,087			50,467

Total liabilities and shareholders’ equity	$534,780			$536,388

Net interest income		$4,568			$4,140

Interest rate spread			3.40%			3.05%

Net interest margin			3.61%			3.29%

Ratio of average interest earning assets to average interest-bearing liabilities			120.53%			116.34%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

	Six Months Ended June 30,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$397,911	$10,170	5.15%	$377,455	$10,269	5.48%
Bank owned life insurance (2)	9,339	253	5.46%	9,003	253	5.66%
Investment securities:
U.S. Agencies	—	—	0.00%	1,977	35	3.61%
Mortgage backed securities	13,195	131	2.01%	14,524	154	2.13%
Corporate bonds	11,722	142	2.44%	16,386	200	2.45%
Municipal securities (2)	5,475	176	6.50%	6,618	212	6.45%
Taxable municipal securities	17,445	285	3.30%	10,242	201	3.94%
CMO	34,590	385	2.24%	43,470	501	2.32%
SBA	317	(2)	(1.49)%	1,521	13	1.69%
Other investments	3,382	67	3.97%	4,484	67	2.99%

Total investment securities	86,126	1,184	2.77%	99,222	1,383	2.80%
Interest bearing deposits	9,521	12	0.25%	19,600	23	0.24%

Total earning assets	$502,897	$11,619	4.66%	$505,280	$11,928	4.75%

Cash and cash equivalents	7,972			8,223
Allowance for loan losses	(7,866)			(8,322)
Other assets	26,768			29,138

Total assets	$529,771			$534,319

Liabilities & Stockholders’ Equity:
Interest checking	$13,015	$21	0.33%	$11,285	$16	0.29%
Money market deposit accounts	144,726	295	0.41%	145,474	361	0.50%
Statement savings	1,431	2	0.32%	1,214	3	0.42%
Certificates of deposit	227,849	2,102	1.86%	224,781	2,440	2.18%

Total interest-bearing deposits	387,021	2,420	1.26%	382,754	2,820	1.48%

Fed funds purchased	122	—	0.61%	—	—	—%
Repurchase agreements	1,035	2	0.40%	991	2	0.40%
Subordinated debt	7,155	69	1.93%	7,155	80	2.24%
FHLB advances	25,884	163	1.27%	49,368	790	3.22%

Total interest-bearing liabilities	421,217	2,654	1.27%	440,268	3,692	1.69%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	59,119			46,572
Other liabilities	1,818			1,744

Total liabilities	60,937			48,316
Shareholders’ equity	47,617			45,735

Total liabilities and shareholders’ equity	$529,771			$534,319

Net interest income		$8,965			$8,236

Interest rate spread			3.39%			3.06%

Net interest margin			3.59%			3.28%

Ratio of average interest earning assets to average interest-bearing liabilities			119.39%			114.77%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

Noninterest Income

Total noninterest income was $744 thousand for the second quarter of 2013, compared to $388 thousand for the same period of 2012. The mortgage division added $303 thousand to noninterest income from gains on sales of loans in the second quarter of 2013 compared to $55 thousand for the second quarter of 2012 as the division was newly operational in the first quarter of 2012 and was continuing to become established in the market in the second quarter of 2012. Other noninterest income decreased $26 thousand for the second quarter of 2013 to $208 thousand compared to $234 thousand for the same period of 2012. This decrease was primarily driven by reduced income from the investment group.

For the six months ended June 30, 2013, noninterest income increased $618 thousand to $1.3 million from $727 thousand for the first six months of 2012, attributable to $493 thousand in additional gains on sale of loans and $149 thousand additional gains on sale of securities.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expenses for the second quarter of 2013 decreased to $3.7 million, a decrease of $4.2 million or 53.00%, compared to $7.9 million for the same period in 2012. The elevated expenses incurred in 2012 were primarily driven by the Asset Resolution Plan and restructuring of the FHLB advance portfolio. Other expense details are fairly consistent from one period compared to the other.

For the six months ended June 30, 2013, total noninterest expense decreased $4.0 million or 35.14% to $7.3 million from $11.3 million for the comparable period in 2012 driven by the actions taken in the second quarter of 2012.

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

The effective tax rate for the three month periods ended June 30, 2013 and 2012 was 30.82% and 34.27%, respectively. The effective tax rate for the six month periods ended June 30, 2013 and 2012 was 30.37% and 35.13%, respectively.

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

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest, and OREO, were $7.3 million at June 30, 2013, down from $14.6 million at June 30, 2012. This decrease reflects the results of the Asset Resolution Plan. At December 31, 2012, nonperforming assets totaled $13.1 million. Nonperforming assets are composed largely of loans secured by real estate and repossessed properties in our OREO portfolio. At the end of the second quarter of 2013, OREO was $2.2 million, down from $4.8 million at June 30, 2012. At June 30, 2013, there were $2.0 million of troubled debt restructurings that were performing loans.

Nonaccrual loans were $5.1 million at June 30, 2013, continuing to decrease from $9.8 million at June 30, 2012 and $8.0 million at December 31, 2012. The decrease reflects the continued efforts by the Company to decrease nonaccruals in a challenging economic environment.

Loan charge-offs, net of recoveries, amounted to a net recovery of $1.1 million for the second quarter of 2013 compared to a net charge-off of $9.1 million for the second quarter of 2012. For the second quarter of 2013, there was no provision for loan losses compared to $8.3 million for the second quarter of 2012 as a result of the implementation of the Asset Resolution Plan.

Loans past due 30 to 89 days decreased $1.0 million to $1.1 million at the end of the second quarter of 2013 compared to $2.1 million at the end of the year 2012, and decreased $86 thousand from $1.2 million at June 30, 2012.

Although the Company believes it has a sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $8.6 million at June 30, 2013, compared to $7.3 million at December 31, 2012 and June 30, 2012. The ratio of the allowance for loan losses to total loans outstanding at June 30, 2013 was 2.08% compared to 1.93% at December 31, 2012 and 1.97% at June 30, 2012. The movement in this ratio results from, and is directionally consistent with, the loan portfolio’s growth and the loan portfolio’s risk factors.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

	2013	2012
	June 30,	December 31,	June 30,
	(Dollars in thousands)
Nonaccrual loans	$5,108	$8,014	$9,778
Loans past due 90 days and accruing interest	—	1,338	—

Total nonperforming loans	5,108	9,352	9,778
Other real estate owned	2,158	3,771	4,787

Total nonperforming assets	$7,266	$13,123	$14,565

Allowance for loan losses to period end loans	2.08%	1.93%	1.97%
Nonperforming assets to total assets	1.35%	2.42%	2.80%
Allowance for loan losses to nonaccrual loans	168.01%	90.70%	74.18%

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

At June 30, 2013, cash and cash equivalents totaled $20.1 million and unrestricted investment securities not pledged totaled $73.8 million, for a total of 13.69% of total assets, which management believes is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including unused unsecured federal funds facilities with three banks totaling $23.5 million and unused available term loans through the FHLB totaling $47.4 million.

Total liquidity and other alternative sources of liquidity totaled $165.4 million at June 30, 2013 if fully utilized, which represents 36.35% of total deposits.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At June 30, 2013, pre-approved but unused lines of credit for loans totaled approximately $80.1 million. In addition, we had approximately $5.5 million in financial and performance standby letters of credit at June 30, 2013. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualifies as Tier 1 capital. First Capital Bank’s ratios exceed regulatory requirements. As of June 30, 2013, the Company had a Tier 1 risk-based capital ratio of 12.24% and a Total risk-based capital ratio of 13.69%. At December 31, 2012 these ratios were 12.29% and 13.75%, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.	CONTROLS AND PROCEDURES

Based upon an evaluation as of June 30, 2013 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – None to report

Item 1A.	Risk Factors – Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None to report

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed November 13, 2006)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed May 22, 2007)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

3.4	Articles of Amendment to the Company’s Articles of Incorporation, increasing the number of authorized shares of Common Stock to 30,000,000 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on September 3, 2010)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009)

4.3	Warrant to Purchase Shares of Common Stock, dated April 3, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

99.3	Certification of John M. Presley Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.3 of Form 10-K filed on March 29, 2013).

99.4	Certification of William W. Ranson Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.4 of Form 10-K filed on March 29, 2013).

101	The following materials from the Company’s 10-Q Report for the quarter ended June 30, 2013, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operation, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date:	August 14, 2013	By:	/s/ John M. Presley
John M. Presley
Managing Director & Chief Executive Officer

		By:	/s/ William W. Ranson
William W. Ranson
Executive Vice President & Chief Financial Officer