Form 10-Q
period 2013-09-30
FIRST CAPITAL BANCORP, INC.
filed 2013-11-14
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

12,536,186 shares of Common Stock, par value $4.00 per share, were outstanding at November 7, 2013.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2013	December 31, 2012
	(Unaudited)	(*)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$8,817	$8,577
Interest-bearing deposits in other banks	3,240	26,744

Total cash and cash equivalents	12,057	35,321
Investment securities:
Available for sale, at fair value	76,382	86,825
Held to maturity, at cost	2,876	2,880
Restricted, at cost	3,554	3,479
Loans held for sale	1,255	9,912
Loans, net of allowance for losses of $8,591 in 2013 and $7,269 in 2012	408,605	368,920
Other real estate owned (OREO)	2,602	3,771
Premises and equipment, net	10,556	10,945
Accrued interest receivable	1,726	1,807
Bank owned life insurance	9,499	9,251
Deferred tax asset	6,262	6,781
Prepaid FDIC premiums	—	809
Other assets	1,315	2,246

Total assets	$536,689	$542,947

LIABILITIES
Deposits
Noninterest-bearing	$62,444	$60,098
Interest-bearing	384,427	399,015

Total deposits	446,871	459,113

Securities sold under repurchase agreements	916	871
Subordinated debt and trust preferred	7,155	7,155
Federal Home Loan Bank advances	30,000	25,000
Accrued expenses and other liabilities	2,864	3,720

Total liabilities	487,806	495,859

STOCKHOLDERS’ EQUITY
Preferred stock, See Note 10	22	22
Common stock, See Note 11	50,113	49,100
Additional paid-in capital	4,181	4,072
Accumulated deficit	(5,504)	(8,120)
Warrants	—	661
Discount on preferred stock	(33)	(84)
Accumulated other comprehensive income, net of tax	104	1,437

Total stockholders’ equity	48,883	47,088

Total liabilities and stockholders’ equity	$536,689	$542,947

*	Derived from audited, consolidated financial statements

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Interest and dividend income
Loans	$5,256	$5,064	$15,426	$15,334
Investments:
Taxable interest income	430	533	1,371	1,637
Tax exempt interest income	56	64	172	205
Dividends	34	30	102	99
Interest bearing deposits	5	6	17	29

Total interest income	5,781	5,697	17,088	17,304

Interest expense
Deposits	1,120	1,387	3,540	4,209
FHLB advances	83	87	246	878
Subordinated debt and other borrowings	35	38	106	117

Total interest expense	1,238	1,512	3,892	5,204

Net interest income	4,543	4,185	13,196	12,100
(Recovery of) provision for loan losses	(86)	156	14	9,031

Net interest income after provision for loan losses	4,629	4,029	13,182	3,069

Noninterest income
Fees on deposits	92	97	268	283
(Loss) gain on sale of securities	(7)	53	169	79
Gain on sale of loans	142	253	729	346
Other	232	218	639	638

Total noninterest income	459	621	1,805	1,346

Noninterest expenses
Salaries and employee benefits	2,143	1,867	6,280	5,698
Occupancy expense	213	201	618	594
Data processing	240	203	730	622
Professional services	99	139	323	457
Advertising and marketing	86	63	376	168
FDIC assessment	68	184	254	551
Virginia franchise tax	120	130	360	132
(Gain)/loss on sale and write down of OREO	(161)	(47)	(117)	1,596
Depreciation	141	155	442	471
FHLB prepayment penalty	—	12	—	2,767
Other	544	535	1,546	1,673

Total noninterest expense	3,493	3,442	10,812	14,729

Net income/(loss) before income taxes	1,595	1,208	4,175	(10,314)
Income tax expense/(benefit)	518	380	1,301	(3,668)

Net income/(loss)	1,077	828	2,874	(6,646)
Effective dividend on preferred stock	86	85	258	412

Net income available/(loss) allocable to common stockholders	991	743	$2,616	$(7,058)

Basic net income/(loss) per common share	$0.08	$0.06	$0.22	$(0.93)

Diluted net income/(loss) per common share	$0.07	$0.06	$0.19	$(0.93)

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)

Net income/(loss)	$1,077	$828	$2,874	$(6,646)
Other comprehensive (loss) income:
Investment securities:
Unrealized gains (losses) on investment securities available for sale	(115)	350	(1,850)	1,525
Tax effect	40	(119)	629	(519)
Reclassification of (gains) losses recognized in net income	7	(53)	(169)	(79)
Tax effect	(2)	18	57	28

Total other comprehensive (loss) income	(70)	196	(1,333)	955

Comprehensive income/(loss)	$1,007	$1,024	$1,541	$(5,691)

See notes to consolidated financial statements

First Capital Bancorp, Inc. Subsidiary

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Warrants	Discount on Preferred Stock	Accumulated Other Comprehensive Income	Total

Balances December 31, 2011	$44	$11,885	$29,695	$(1,942)	$661	$(303)	$643	$40,683
Net loss	—	—	—	(6,646)	—	—	—	(6,646)
Other comprehensive income	—	—	—	—	—	—	955	955
Preferred stock dividend	—	—	(266)	(68)	—	—	—	(334)
Accretion of discount on preferred stock	—	—	(61)	(17)	—	78	—	—
Stock based compensation	—	—	90	—	—	—	—	90
Redemption of preferred stock	(22)	—	(5,650)	—	—	124	—	(5,548)
Proceeds from issuance of 8.9 million shares of common stock, net of costs	—	35,654	(18,287)	—	—	—	—	17,367

Balances September 30, 2012	$22	$47,539	$5,521	$(8,673)	$661	$(101)	$1,598	$46,567

Balances December 31, 2012	$22	$49,100	$4,072	$(8,120)	$661	$(84)	$1,437	$47,088
Net income	—	—	—	2,874	—	—	—	2,874
Other comprehensive loss	—	—	—	—	—	—	(1,333)	(1,333)
Preferred stock dividend	—	—	—	(207)	—	—	—	(207)
Accretion of discount on preferred stock	—	—	—	(51)	—	51	—	—
Stock based compensation	—	—	344	—	—	—	—	344
Redemption of common stock warrants on preferred stock	—	—	395	—	(661)	—	—	(266)
Costs associated with redemption of common stock warrants	—	—	(15)	—	—	—	—	(15)
Retirement of common stock and associated warrants	—	(219)	1	—	—	—	—	(218)
Warrants exercised in connection with 8.9 million shares issued	—	1,232	(616)	—	—	—	—	616

Balances September 30, 2013	$22	$50,113	$4,181	$(5,504)	$—	$(33)	$104	$48,883

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
	(Dollars in thousands)

Cash flows from operating activities
Net income (loss)	$2,874	$(6,646)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14	9,031
Depreciation of premises and equipment	442	471
Net amortization of bond premiums/discounts	585	784
Stock based compensation expense	344	90
Deferred income tax expense (benefit)	1,206	(3,620)
Gain on sale of securities	(169)	(79)
Gain on loans sold	(729)	(346)
(Gain) loss on sale and write-down of other real estate owned	(117)	1,596
Increase in cash surrender value of bank owned life insurance	(248)	(250)
Proceeds from sale of loans held for sale	71,811	37,839
Origination of loans held for sale	(62,425)	(42,690)
Decrease in other assets	1,738	830
Decrease (increase) in accrued interest receivable	81	(148)
(Decrease) increase in accrued expenses and other liabilities	(856)	438

Net cash provided by (used in) operating activities	14,551	(2,700)

Cash flows from investing activities
Proceeds from maturities and calls of securities	1,092	2,050
Proceeds from paydowns of securities available-for-sale	10,380	9,165
Purchase of securities available-for-sale	(20,047)	(18,419)
Proceeds from sale of securities available-for-sale	16,586	5,287
Proceeds from sale of other real estate owned	2,118	1,722
(Purchase) redemption of Federal Home Loan Bank Stock, net	(64)	1,258
Purchase of Federal Reserve Stock, net	(11)	(140)
Purchases of premises and equipment	(53)	(272)
Net increase in loans	(40,529)	(7,780)

Net cash used in investing activities	(30,528)	(7,129)

Cash flows from financing activities
Net decrease in deposits	(12,242)	7,106
Borrowings (repayments) with FHLB, net	5,000	(25,000)
Dividends on preferred stock	(207)	(334)
Cash paid for redemption of common stock warrants, net of expenses	(281)	—
Cash paid for TARP preferred stock redemption	—	(5,548)
Proceeds from issuance of additional stock under rights offering, net of associated offering costs	—	17,367
Retirement of common stock and associated warrants and warrants exercised in connection with the rights offering, net	398	—
Net increase (decrease) in repurchase agreements	45	(669)

Net cash used in financing activities	(7,287)	(7,078)

Net decrease in cash and cash equivalents	(23,264)	(16,907)
Cash and cash equivalents, beginning of period	35,321	50,359

Cash and cash equivalents, end of period	$12,057	$33,452

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

(Continued)

	2013	2012
	(Dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid during the period	$3,892	$5,205

Taxes refunded, net of taxes paid during the period	$917	$—

Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$3,130	$174

Unrealized (loss) gain on securities available for sale, net of tax	$(1,221)	$1,007

Company financed sales of other real estate owned	$2,300	$—

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

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

In management’s opinion the accompanying unaudited consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2013, and December 31, 2012 and for the three and nine months ended September 30, 2013, and 2012, in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

The evaluation of the allowance for loan losses is based on management’s opinion of an amount that is adequate to absorb probable losses inherent in the Bank’s existing portfolio. The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Accounting Standards Codification (“ASC”) 450 Contingencies, which requires that losses be accrued when occurrence is probable and can be reasonably estimated, and (ii) ASC 310 Receivables, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

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

Securities available-for-sale and certain mortgage loans held for sale are recorded at fair value on a recurring basis. From time to time, certain assets, consisting primarily of other real estate owned and impaired loans, may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. In periods where there is no adjustment, the asset is generally not considered to be at fair value. Management believes this is a critical accounting policy because the estimation of fair value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

Note 2 – Use of Estimates

To prepare financial statements in conformity with GAAP management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. In particular, the allowance for loan losses, valuation of other real estate owned, and fair values of financial instruments are subject to change.

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

The basic and diluted income per share calculations are as follows:

	Three Months Ended September 30, (in thousands, except per share amounts)		Nine Months Ended September 30, (in thousands, except per share amounts)
	2013	2012	2013	2012

Net income available to common stockholders	$991	$743	$2,616	$(7,058)
Weighted average number of shares outstanding	12,034	11,885	11,978	7,623

Net income per common share – basic	$0.08	$0.06	$0.22	$(0.93)

Effect of dilutive securities:

Weighted average number of common shares outstanding	12,034	11,885	11,978	7,623
Effect of stock options and warrants	2,099	—	1,830	—

Diluted average common shares outstanding	14,133	11,885	13,808	7,623

Net income per common share – assuming dilution	$0.07	$0.06	$0.19	$(0.93)

The Company has excluded options convertible into 315 thousand shares of common stock for the three and nine months ended September 30, 2013, from the calculation of diluted earnings per share because they were anti-dilutive since the strike price was greater than the average market price during all periods. The Company has excluded options and warrants convertible into 596 thousand and 5.1 million shares of stock for the three and nine months ended September 30, 2012, respectively, from the calculation of diluted earnings per share because they were anti-dilutive in all periods except for the three months ended September 30, 2012 due to the Company’s net loss in those periods. The Company excluded 348 thousand shares of restricted common stock for the three and nine months ended September 30, 2013, since the shares were outstanding but were not vested.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

Note 4 – Stock Options

Accounting standards require the Company to measure compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense in the consolidated statements of operations over the service period that the awards are expected to vest.

The stock based compensation, in thousands, expensed during the three and nine months ended September 30, 2013, was $111 thousand and $344 thousand, respectively, and the amount expensed during the three and nine months ended September 30, 2012, was $34 and $90, respectively. Expensed amounts are included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities are as follows:

	September 30, 2013
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$—	$—	$—	$—
Mortgage-backed securities	21,628	287	240	21,675
Corporate bonds	5,996	36	57	5,975
Collateralized mortgage obligation securities	31,462	625	84	32,003
State and political subdivisions – taxable	15,115	123	638	14,600
State and political subdivisions – tax exempt	2,023	106	—	2,129
SBA – Guarantee portion	—	—	—	—

	$76,224	$1,177	$1,019	$76,382

	December 31, 2012
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$—	$—	$—	$—
Mortgage-backed securities	11,563	476	4	12,035
Corporate bonds	16,708	114	123	16,699
Collateralized mortgage obligation securities	36,996	945	10	37,931
State and political subdivisions – taxable	15,247	684	122	15,809
State and political subdivisions – tax exempt	2,862	179	—	3,041
SBA – Guarantee portion	1,271	39	—	1,310

	$84,647	$2,437	$259	$86,825

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

	September 30, 2013
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,876	$155	$2	$3,029

	$2,876	$155	$2	$3,029

	December 31, 2012
	Amortized Costs	Gross Unrealized		Fair Values
		Gains	Losses
	(Dollars in thousands)
Held-to-maturity
Tax-exempt municipal bonds	$2,880	$345	$—	$3,225

	$2,880	$345	$—	$3,225

Management’s assessment for the current quarter ended September 30, 2013, resulted in no recognition of other than temporary impairment (“OTTI”).

The following table summarizes securities with unrealized losses at September 30, 2013, and December 31, 2012, aggregated by major security type and length of time in a continuous unrealized loss position. The unrealized losses are largely due to changes in interest rates and other market conditions. At September 30, 2013, 34 out of 136 securities the Company held had fair values less than amortized cost primarily in municipal securities and corporate bonds. At December 31, 2012, 17 out of 139 securities the Company held had fair values less than amortized cost primarily in municipal securities and corporate bonds. All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses, the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses, and the fact it is unlikely that we will be required to sell the securities before their anticipated recovery.

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Assets:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	11,139	240	—	—	11,139	240
Corporate bonds	—	—	1,940	57	1,940	57
CMO securities	7,600	84	—	—	7,600	84
State & political subdivisions-taxable	9,037	638	—	—	9,037	638
State & political subdivisions-tax exempt	—	—	—	—	—	—
SBA	—	—	—	—	—	—

All securities	$27,776	$962	$1,940	$57	$29,716	$1,019

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

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

Restricted equity securities consist primarily of Federal Home Loan Bank of Atlanta stock in the amount of $2.0 million and $1.9 million as of September 30, 2013, and December 31, 2012, respectively, and Federal Reserve Bank stock in the amount of $1.5 million at September 30, 2013, and December 31, 2012. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of its outstanding capital.

Securities with a carrying value of approximately $916 thousand and $871 thousand were pledged as collateral at September 30, 2013, and December 31, 2012, respectively, to secure purchases of federal funds, repurchase agreements, and collateral for customer’s deposits.

Note 6 – Loans

Major classifications of loans are as follows:

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)

Real estate
Residential	$140,510	$131,144
Commercial	161,399	144,034
Residential Construction	20,625	13,202
Other Construction, Land Development & Other Land	42,967	45,053
Commercial	49,978	40,423
Consumer	1,757	2,215

Total loans	417,236	376,071
Less:
Allowance for loan losses	8,591	7,269
Net deferred (fees) costs	(40)	118

Loans, net	$408,605	$368,920

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

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

Real Estate – Commercial – This portfolio consists of nonresidential improved real estate, which includes shopping centers, office buildings, etc. These properties are generally located in the Bank’s normal lending area. Decreased rental income due to the economic slowdown has caused some deterioration in values. As a result, this category of loans has a higher than average level of risk.

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

Activity in the allowance for loan losses for the nine months ended is as follows:

	September 30,
	2013	2012
	(Dollars in thousands)

Balance, beginning of period	$7,269	$9,271
Provision for loan losses	14	9,031
Recoveries	3,247	338
Charge-offs	(1,939)	(11,432)

Balance, end of period	$8,591	$7,208

Ratio of allowance for loan losses as a percent of loans outstanding at the end of the period	2.06%	1.97%

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

The following table presents activity in the allowance for loan losses by portfolio segment:

	Three Months Ended
	Real Estate
	Residential	Commercial	Residential Construction	Other Construction Land Devel. & Other Land	Commercial	Consumer	Total
	(Dollars in thousands)

Balance, July 1, 2013	$2,858	$3,493	$475	$744	$996	$16	$8,582
Provision for loan losses	82	31	84	(154)	(128)	(1)	(86)
Recoveries	9	—	1	100	1	—	111
Charge-offs	—	—	—	(16)	—	—	(16)

Balance, September 30, 2013	$2,949	$3,524	$560	$674	$869	$15	$8,591

Balance, July 1, 2012	$2,580	$3,156	$203	$477	$816	$21	$7,253
Provision for loan losses	62	(21)	(2)	284	(163)	(4)	156
Recoveries	130	—	—	—	109	—	239
Charge-offs	(144)	—	—	(296)	—	—	(440)

Balance, September 30, 2012	$2,628	$3,135	$201	$465	$762	$17	$7,208

	Nine Months Ended
	Real Estate
	Residential	Commercial	Residential Construction	Other Construction Land Devel. & Other Land	Commercial	Consumer	Total
	(Dollars in thousands)
Balance, January 1, 2013	$2,654	$2,947	$284	$606	$762	$16	$7,269
Provision for loan losses	435	(88)	(561)	(30)	259	(1)	14
Recoveries	16	998	905	1,324	4	—	3,247
Charge-offs	(156)	(333)	(68)	(1,226)	(156)	—	(1,939)

Balance, September 30, 2013	$2,949	$3,524	$560	$674	$869	$15	$8,591

Balance, January 1, 2012	$3,680	$1,375	$650	$2,175	$1,370	$21	$9,271
Provision for loan losses	1,301	4,262	969	2,138	365	(4)	9,031
Recoveries	134	78	—	17	109	—	338
Charge-offs	(2,487)	(2,580)	(1,418)	(3,865)	(1,082)	—	(11,432)

Balance, September 30, 2012	$2,628	$3,135	$201	$465	$762	$17	$7,208

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

The following table presents the aging of unpaid principal in loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	30-89 Day Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
	(Dollars in thousands)
Real estate
Residential	$574	$—	$2,160	$137,776	$140,510
Commercial	91	—	494	160,814	161,399
Residential Construction	—	—	443	20,182	20,625
Other Construction, Land Development & Other Land	—	—	463	42,504	42,967
Commercial	—	—	373	49,605	49,978
Consumer	—	—	—	1,757	1,757

Total	$665	$—	$3,933	$412,638	$417,236

	December 31, 2012
	30-89 Day Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
	(Dollars in thousands)
Real estate
Residential	$1,752	$—	$2,005	$127,387	$131,144
Commercial	198	1,338	810	141,688	144,034
Residential Construction	—	—	1,255	11,947	13,202
Other Construction, Land Development & Other Land	28	—	3,406	41,619	45,053
Commercial	—	—	538	39,885	40,423
Consumer	79	—	—	2,136	2,215

Total	$2,057	$1,338	$8,014	$364,662	$376,071

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

The following table provides details of the Company’s loan portfolio internally assigned grade at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate
Residential	$128,769	$7,552	$4,189	$—	$—	$140,510
Commercial	152,865	5,295	3,239	—	—	161,399
Residential Construction	16,331	2,911	1,383	—	—	20,625
Other Construction, Land Development & Other Land	32,182	6,693	4,092	—	—	42,967
Commercial	48,152	862	964	—	—	49,978
Consumer	1,695	62	—	—	—	1,757

Total	$379,994	$23,375	$13,867	$—	$—	$417,236

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real estate
Residential	$117,996	$8,895	$4,253	$—	$—	$131,144
Commercial	126,220	14,131	3,683	—	—	144,034
Residential Construction	8,123	2,515	2,564	—	—	13,202
Other Construction, Land Development & Other Land	25,857	10,713	8,483	—	—	45,053
Commercial	38,295	962	1,166	—	—	40,423
Consumer	2,049	88	78	—	—	2,215

Total	$318,540	$37,304	$20,227	$—	$—	$376,071

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

September 30, 2013

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

The loan risk rankings were updated for the quarter ended September 30, 2013 on September 25 and 26, 2013. The loan risk rankings were updated for the year ended December 31, 2012 on December 13, 2012.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

The following table provides details regarding impaired loans by segment and class at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance:
Real estate
Residential	$2,160	$2,665	$—	$2,184	$2,522	$—
Commercial	494	841	—	810	3,570	—
Residential Construction	443	520	—	1,255	1,974	—
Other Construction, Land Development & Other Land	2,412	4,148	—	5,428	14,050	—
Commercial	373	961	—	538	1,071	—
Consumer	—	—	—	—	—	—

Total	$5,882	$9,135	$—	$10,215	$23,187	$—

With an allowance:
Real estate
Residential	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—
Residential Construction	—	—	—	—	—	—
Other Construction, Land Development & Other Land	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$—	$—	$—	$—	$—	$—

Total
Real estate
Residential	$2,160	$2,665	$—	$2,184	$2,522	$—
Commercial	494	841	—	810	3,570	—
Residential Construction	443	520	—	1,255	1,974	—
Other Construction, Land Development & Other Land	2,412	4,148	—	5,428	14,050	—
Commercial	373	961	—	538	1,071	—
Consumer	—	—	—	—	—	—

Total	$5,882	$9,135	$—	$10,215	$23,187	$—

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

The following table provides details of the balance of the allowance for loan losses and the recorded investment in financing receivables by impairment method for each loan portfolio segment:

	Real Estate
	Residential	Commercial	Residential Construction	Other Construction, Land Devel. & Other Land	Commercial	Consumer	Total
	(Dollars in thousands)
September 30, 2013
Allowance for loan losses, evaluated
Individually	$—	$—	$—	$—	$—	$—	$—
Collectively	2,949	3,524	560	674	869	15	8,591

Total ending allowance	$2,949	$3,524	$560	$674	$869	$15	$8,591

Loans, evaluated
Individually	$2,160	$494	$443	$2,412	$373	$—	$5,882
Collectively	138,350	160,905	20,182	40,555	49,605	1,757	411,354

Total ending loans	$140,510	$161,399	$20,625	$42,967	$49,978	$1,757	$417,236

December 31, 2012
Allowance for loan losses, evaluated
Individually	$—	$—	$—	$—	$—	$—	$—
Collectively	2,654	2,947	284	606	762	16	7,269

Total ending allowance	$2,654	$2,947	$284	$606	$762	$16	$7,269

Loans, evaluated
Individually	$2,184	$810	$1,255	$5,428	$538	$—	$10,215
Collectively	128,960	143,224	11,947	39,625	39,885	2,215	365,856

Total ending loans	$131,144	$144,034	$13,202	$45,053	$40,423	$2,215	$376,071

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining whether a loan is impaired include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Additionally, management’s policy is generally to evaluate only those substandard loans greater than $250 thousand for impairment as these are considered to be individually significant in relation to the size of the loan portfolio. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The following tables present interest income recognized and the average recorded investment of impaired loans.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)

Real estate
Residential	$73	$1,806	$126	$1,817
Commercial	26	510	45	654
Residential Construction	2	646	—	883
Other Construction, Land Development & Other Land	84	3,146	144	4,148
Commercial	3	376	5	430
Consumer	—	—	—	—

Total	$188	$6,484	$320	$7,932

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)

Real estate
Residential	$13	$2,460	$34	$3,959
Commercial	19	1,152	39	1,935
Residential Construction	22	2,612	63	2,346
Other Construction, Land Development & Other Land	23	6,405	186	7,630
Commercial	3	751	—	851
Consumer	—	—	—	353

Total	$80	$13,380	$322	$17,074

Cash payments received on impaired loans are applied on a cash basis with all cash receipts applied first to principal and any payments received in excess of the unpaid principal balance being applied to interest.

Troubled Debt Restructurings

The Company adopted the amendments in Accounting Standards Update (“ASU”) No. 2011-02 during the period ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the then current fiscal year (January 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption for the Company (September 30, 2011), the Company determined that there were no receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35.

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

As of September 30, 2013 and December 31, 2012, there were no available commitments outstanding for troubled debt restructurings.

The following tables present troubled debt restructurings as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Total Number of Contracts	Accrual Status	Nonaccrual Status	Total Modifications
	(Dollars in thousands)

Real estate
Residential	1	$—	$114	$114
Commercial	—	—	—	—
Residential Construction	—	—	—	—
Other Construction, Land Development & Other Land	3	1,949	93	2,042
Commercial	—	—	—	—
Consumer	—	—	—	—

Total	4	$1,949	$207	$2,156

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

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

There were no newly restructured loans that occurred during the three or nine months ended September 30, 2013 or 2012 or financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine month periods ended September 30, 2013. The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine month periods ended September 30 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Real estate
Residential	—	$—	1	$286
Commercial	—	—	—	—
Residential Construction	—	—	—	—
Other Construction, Land Development & Other Land	—	—	—	—
Commercial	—	—	—	—
Consumer	—		—

Total	—	$—	1	$286

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

Note 7 – Other Real Estate Owned

Changes in other real estate owned were as follows for the periods indicated:

	Nine Months Ended
	September 30,
	2013	2012
	(dollars in thousands)

Beginning Balance	$3,771	$7,646
Additions	3,130	174
Sales	(4,195)	(1,705)
Write-downs	(104)	(1,613)

Ending Balance	$2,602	$4,502

Note 8 – Fair Value Disclosures

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic ASC 825, the fair value of a financial instrument is the price that would be received in the sale of an asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Fair Value Hierarchy

In accordance with this guidance, financial assets and financial liabilities are generally grouped based on fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value.

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

September 30, 2013

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

Following is a description of the valuation methodologies used for instruments measured as fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). We obtain a single quote for all securities. Quotes for all of our securities are provided by our securities accounting and safekeeping correspondent bank, which performs a review of pricing data by comparing prices received from third party vendors to the previous month’s quote for the same security and evaluates any substantial changes.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, and December 31, 2012. Securities identified in Note 5 as restricted securities including stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank are excluded from the table below because there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or, in the case of the FRB, changes in certain portions of our capital.

	September 30, 2013
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Assets:

Available-for-sale securities	$—	$76,382	$—	$76,382

	December 31, 2012
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Assets:

Available-for-sale securities	$—	$86,825	$—	$86,825

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

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

Impaired Loans: Loans are designated as impaired when, in the judgment of management, based on current information and events, it is probable that all amounts when due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market data (Level 3). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. If a real estate loan becomes a nonperforming loan, or if the valuation is over one year old, either an evaluation by an officer of the bank or an outside vendor, or an appraisal, is performed to determine current market value. We consider the value of a partially completed project for our loan analysis. For nonperforming construction loans, we obtain a valuation of each partially completed project “as is” from a third party appraiser. We use this third party valuation to determine if any charge-offs are necessary.

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

Loans held for sale: The fair value of loans held for sale is determined using quoted secondary-market prices. As such, loans subjected to nonrecurring fair value adjustments are classified as Level 2.

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods noted.

	September 30, 2013
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Impaired loans	$—	$—	$5,882	$5,882
Loans held for sale	—	1,255	—	1,255
Other real estate owned	—	—	2,602	2,602

Total	$—	$1,255	$8,484	$9,739

	December 31, 2012
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values
	(Dollars in thousands)
Impaired loans	$—	$—	$10,215	$10,215
Loans held for sale	—	9,912	—	9,912
Other real estate owned	—	—	3,771	3,771

Total	$—	$9,912	$13,986	$23,898

The methods and assumptions, not previously presented, used by the Company in estimating fair values are disclosed as follows:

Cash and cash equivalents – The carrying amounts of cash and cash equivalents approximate their fair value.

Loans receivable – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The interest rates on loans at September 30, 2013 and December 31, 2012 are current market rates for their respective terms and associated credit risk.

Loans held for sale – Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential real estate, owner occupied loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different from cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended September 30, 2013 and December 31, 2012. Gains and losses on the sale of loans are recorded within income on the consolidated statements of operations.

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

September 30, 2013

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

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings. These are not deemed to be material at September 30, 2013, and December 31, 2012.

The estimated fair values of the Company’s financial instruments as of September 30, 2013, and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Financial assets
Cash and cash equivalents	$12,057	$12,057	$35,321	$35,321
Investment securities	79,258	79,411	89,705	90,050
Loans receivable, net	408,605	402,672	368,920	367,217
Loans held for sale	1,255	1,261	9,912	9,962
Accrued interest	1,726	1,726	1,807	1,807
BOLI	9,499	9,499	9,251	9,251

Financial liabilities
Deposits	$446,871	$442,018	$459,113	$466,390
FHLB advances	30,000	30,270	25,000	25,638
Subordinated debt	7,155	3,577	7,155	3,750
Repurchase agreements	916	916	871	871

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of our normal operations. As a result, the fair values of our financial instruments will change when interest rates levels

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

change and that change may be either favorable or unfavorable to us. The Company attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to repay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. The Company monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate our overall interest rate risk.

Note 9 – Recently Issued Accounting Pronouncements

On February 5, 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires the Company to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account instead of directly to income or expense.

The amendments are effective for reporting periods beginning after December 15, 2012. The Company does not anticipate that this pronouncement will have a material effect on the financial statements.

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

On July 18, 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward or tax credit carryforward exists. ASU 2013-11 will be effective for reporting periods beginning after December 15, 2013 and clarifies Topic 740. This ASU requires companies to present an unrecognized tax benefit, or portion thereof, for a net operating loss or tax credit carryforward as a reduction of a deferred tax asset. The Company does not expect this ASU to have a material impact to the financial statements.

Note 10 – Preferred Stock

The Preferred Shares have a $4.00 par value, with $1,000 liquidation preference. With 2,000,000 authorized shares, at September 30, 2013, and December 31, 2012, there were 5,531 shares outstanding.

Note 11 – Common Stock

The Common Stock has a $4.00 par value. With 30,000,000 authorized shares, at September 30, 2013, and December 31, 2012, there were 12,528,196 and 12,274,964 shares outstanding, respectively.

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

OVERVIEW

Net income for the third quarter of 2013 was $1.1 million, and net income available to common shareholders was $991 thousand, or $0.07 per fully diluted share, compared to net income of $828 thousand, and net income available to common stockholders of $743 thousand or $0.06 per fully diluted share, for the third quarter of 2012.

From a revenue and cost perspective, income after excluding certain items, which is a non-GAAP measurement, increased to $1.4 million for the third quarter of 2013 from $1.3 million for the third quarter of 2012. Contributing to the increase was an increase in net interest income of $358 thousand due to a reduction in interest expense resulting mostly from the shift in the deposit liabilities base from interest bearing to non-interest bearing deposits with additional benefit provided by the growth in the loan portfolio and the continued improvement in the loan portfolio’s credit statistics. The following chart reconciles income before excluded items to net income (loss) for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Income Before Excluded Items (non-GAAP measurement)	$1,355	$1,276	$3,903	$3,301
(Loss) Gain on Sale of Securities	(7)	53	169	79
Recovery of (Provision) for Loan Losses	86	(156)	(14)	(9,031)
FHLB Prepayment Penalty	—	(12)	—	(2,767)
Gains (Losses) on Sale and Writedown of OREO	161	47	117	(1,596)
Additional Accrual	—	—	—	(300)

Net Income (Loss) Before Income Taxes	1,595	1,208	4,175	(10,314)
Income Tax Expense (Benefit)	518	380	1,301	(3,668)

Net Income (Loss)	$1,077	$828	$2,874	$(6,646)

The three months ended September 30, 2013, presents the continued positive results of the successful activities undertaken in the second quarter of 2012. The three month period ended June 30, 2012 was one of the most active and exciting quarters in the Company’s history. The Company successfully closed its $17.8 million rights offering, participated in the United States Treasury’s auction of its TARP securities, was the successful bidder for $5.0 million of the those securities, implemented the Asset Resolution Plan required in our Standby Purchase Agreement with our standby purchaser and now majority shareholder, Kenneth R. Lehman, and retired $40 million of the Company’s long term debt with the Federal Home Bank of Atlanta, with an additional $5 million in FHLB advances retired in the third quarter of 2012. These activities have provided a reduction in interest expense related to the FHLB advance portfolio and allowed for immediate and continued improvement in our credit quality statistics which have ultimately led to a better return for our shareholders.

Financial Condition

Total assets at September 30, 2013, were $536.7 million, down $6.3 million from $542.9 million at December 31, 2012. Cash and cash equivalents decreased $23.3 million to $12.1 at September 30, 2013. This decrease was used to fund the increase in net loans outstanding, which were $408.6 million at September 30, 2013, an increase of $39.7 million compared to the 2012 year-end balance. The remaining funds used to provide for the growth in the loan portfolio were obtained from available for sale securities, which decreased $10.4 million from the December 31, 2012 balance and the decrease in loans held for sale, which decreased $8.7 million from the December 31, 2012 balance. Total deposit liabilities decreased $12.2 million to $446.9 million at September 30, 2013 from $459.1 million at December 31, 2012. A favorable shift in the composition of our deposits, with an increase in non-interest bearing deposits of $2.3 million from the December 31, 2012 balance and a decrease in interest bearing deposits of $14.6 million from the December 31, 2012 balance, has bolstered additional improvement to net interest income. Our deposit strategy during the third quarter was focused on decreasing noncore funding sources and single service CD relationships and increasing noninterest-bearing deposit accounts.

At September 30, 2013, the Company’s investment portfolio totaled $79.3 million, a decrease of $10.4 million from $89.7 million at December 31, 2012. Most of the funds that are invested in the Company’s investment portfolio are part of management’s effort to balance interest rate risk, and to provide liquidity and income to the Company.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the principal source of earnings for the Company. Net interest income during 2013 to date compared to net interest income for the comparable period of 2012 improved to $13.2 million from $12.1 million, resulting primarily from the effective restructuring of the FHLB advance portfolio and the decline in rate and balance of interest bearing deposit liabilities.

The net interest margin increased 11 basis points to 3.65% for the three months ended September 30, 2013 from 3.54% for the third quarter of 2012, due largely to a decrease in average rate paid on interest-bearing liabilities of 25 basis points to 1.17% for the third quarter of 2013 from 1.42% for the third quarter of 2012. This was slightly offset by a 15 basis point decrease in the average yield on earning assets. The yield on loans, net of unamortized fees and costs, was 5.04% and 5.41% for the third quarters of 2013 and 2012, respectively, with the decrease due primarily to lower rates during the current period. The average yield on investments increased to 2.73% for the third quarter of 2013 from 2.72% for the third quarter of 2012 while average balances in investments decreased to $79.7 million for the third quarter of 2013 from $96.8 million for the third quarter of 2012. Average interest bearing deposits at the Federal Reserve, which were earning 0.30% and 0.23% for the third quarters of 2013 and 2012, respectively, decreased to $6.3 million at the end of the third quarter of 2013 from $10.6 million at the end of the third quarter 2012. The average balance of interest bearing deposits decreased to $384.3 million for the third quarter of 2013 from $388.3 million for the third quarter of 2012.

For the three months ended September 30, 2013, net interest income was up $358 thousand to $4.5 million from $4.2 million for the third quarter of 2012. This increase was due primarily to the reduction of interest expense resulting from the change in composition of deposit liabilities.

Total interest and fees on loans, the largest component of net interest income, increased to $5.3 million during the third quarter of 2013 compared to $5.1 million for the third quarter of 2012 despite the increased pressure of the rate environment.

Interest expense on deposits decreased $267 thousand to $1.1 million, or 19.25% for the third quarter of 2013 compared to $1.4 million for the same period of 2012. This decrease was due to the restructuring of the deposit mix and a decrease in overall rates paid on time deposits as interest rates paid on interest bearing deposits decreased 26 basis points to 1.17% for the third quarter of 2013 from 1.43% for the third quarter of 2012.

For the nine months ended September 30, 2013, the net interest margin increased to 3.61% from 3.36% for the nine months ended September 30, 2012. The improvement in year to date margin is primarily the result of the successful restructuring of the FHLB advance portfolio which offset the decline in the yield in the loan portfolio.

Net interest income increased $1.1 million for the first nine months of 2013 compared to the first nine months of 2012.

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

	Three Months Ended September 30,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)

Assets:
Loans, net of unearned income (1)	$414,237	$5,256	5.04%	$372,004	$5,064	5.41%
Bank owned life insurance (2)	9,461	123	5.16%	9,126	127	5.53%
Investment securities:
U.S. Agencies	—	—	0.00%	999	10	3.99%
Mortgage backed securities	17,753	89	1.99%	13,691	66	1.92%
Corporate bonds	5,995	35	2.30%	16,815	99	2.35%
Municipal securities (2)	5,206	85	6.44%	6,025	98	6.45%
Taxable municipal securities	15,809	123	3.10%	12,300	118	3.82%
CMO	31,674	183	2.29%	41,607	232	2.21%
SBA	—	—	0.00%	1,376	9	2.57%
Other investments	3,308	33	3.98%	3,952	29	2.96%

Total investment securities	79,745	548	2.73%	96,765	661	2.72%
Interest bearing deposits	6,263	5	0.30%	10,623	6	0.23%

Total earning assets	$509,706	$5,932	4.62%	$488,518	$5,858	4.77%

Cash and cash equivalents	8,990			8,104
Allowance for loan losses	(8,603)			(7,305)
Other assets	22,387			30,620

Total assets	$532,480			$519,937

Liabilities & Stockholders’ Equity:
Interest checking	$14,158	$13	0.35%	$10,437	$8	0.31%
Money market deposit accounts	153,332	161	0.42%	137,626	174	0.50%
Statement savings	1,651	1	0.31%	1,303	1	0.42%
Certificates of deposit	215,172	945	1.74%	238,900	1,202	2.00%

Total interest-bearing deposits	384,313	1,120	1.16%	388,266	1,385	1.42%

Fed funds purchased	301	—	0.61%	18	—	—%
Repurchase agreements	1,126	1	0.40%	2,148	2	0.40%
Subordinated debt	7,155	34	1.90%	7,155	38	2.09%
FHLB advances	25,706	83	1.28%	23,859	88	1.46%

Total interest-bearing liabilities	418,601	1,238	1.17%	421,446	1,513	1.42%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	64,045			50,471
Other liabilities	1,955			1,791

Total liabilities	66,000			52,262
Shareholders’ equity	47,879			46,229

Total liabilities and shareholders’ equity	$532,480			$519,937

Net interest income		$4,694			$4,345

Interest rate spread			3.44%			3.34%

Net interest margin			3.65%			3.54%

Ratio of average interest earning assets to average interest-bearing liabilities			121.76%			115.92%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)

Assets:
Loans, net of unearned income (1)	$403,413	$15,426	5.11%	$375,625	$15,333	5.46%
Bank owned life insurance (2)	9,381	376	5.36%	9,044	380	5.61%
Investment securities:
U.S. Agencies	—	—	0.00%	1,648	45	3.68%
Mortgage backed securities	14,731	221	2.00%	14,244	220	2.07%
Corporate bonds	9,793	177	2.41%	16,530	299	2.42%
Municipal securities (2)	5,384	261	6.48%	6,419	310	6.45%
Taxable municipal securities	16,893	409	3.24%	10,933	319	3.90%
CMO	33,607	567	2.26%	42,844	732	2.28%
SBA	210	(2)	(1.49)%	1,473	22	1.97%
Other investments	3,357	99	3.98%	4,306	96	2.98%

Total investment securities	83,975	1,732	2.76%	98,397	2,043	2.77%
Interest bearing deposits	8,423	16	0.26%	16,586	29	0.23%

Total earning assets	$505,192	$17,550	4.64%	$499,652	$17,785	4.75%

Cash and cash equivalents	8,315			8,183
Allowance for loan losses	(8,115)			(7,981)
Other assets	25,292			29,636

Total assets	$530,684			$529,490

Liabilities & Stockholders’ Equity:
Interest checking	$13,400	$34	0.34%	$11,000	$24	0.30%
Money market deposit accounts	147,627	456	0.41%	142,839	535	0.50%
Statement savings	1,505	3	0.32%	1,244	4	0.42%
Certificates of deposit	223,577	3,046	1.82%	229,521	3,642	2.12%

Total interest-bearing deposits	386,109	3,539	1.23%	384,604	4,205	1.46%

Fed funds purchased	182	1	0.61%	6	—	—%
Repurchase agreements	1,066	3	0.40%	1,380	4	0.40%
Subordinated debt	7,155	103	1.92%	7,155	117	2.19%
FHLB advances	25,824	246	1.27%	40,803	878	2.87%

Total interest-bearing liabilities	420,336	3,892	1.24%	433,948	5,204	1.60%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	60,779			47,881
Other liabilities	1,864			1,760

Total liabilities	62,643			49,641
Shareholders’ equity	47,705			45,901

Total liabilities and shareholders’ equity	$530,684			$529,490

Net interest income		$13,658			$12,581

Interest rate spread			3.41%			3.15%

Net interest margin			3.61%			3.36%

Ratio of average interest earning assets to average interest-bearing liabilities			120.19%			115.14%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

Noninterest Income

Total noninterest income was $459 thousand for the third quarter of 2013, compared to $621 thousand for the same period of 2012. The mortgage division added $142 thousand to noninterest income from gains on sales of loans in the third quarter of 2013 compared to $253 thousand for the third quarter of 2012 as the demand for mortgages decreased in the current period. Other noninterest income increased $14 thousand for the third quarter of 2013 to $232 thousand compared to $218 thousand for the same period of 2012. This increase was primarily driven by increased income from account fees and services charges.

For the nine months ended September 30, 2013, noninterest income increased $459 thousand to $1.8 million from $1.3 million for the first nine months of 2012, attributable to $383 thousand in additional gains on sale of loans and $90 thousand additional gains on sale of securities.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expenses for the third quarter of 2013 increased to $3.5 million, an increase of $52 thousand or 1.48%, compared to $3.4 million for the same period in 2012. Expense details are fairly consistent from one period compared to the other.

For the nine months ended September 30, 2013, total noninterest expense decreased $3.9 million or 26.59% to $10.8 million from $14.7 million for the comparable period in 2012 driven by the actions taken in the second quarter of 2012.

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

The effective tax rate for the three month periods ended September 30, 2013 and 2012 was 32.48% and 31.46%, respectively. The effective tax rate for the nine month periods ended September 30, 2013 and 2012 was 31.16% and 35.56%, respectively.

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

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest, and OREO, were $6.5 million at September 30, 2013, down from $13.8 million at September 30, 2012. This decrease reflects the results of the Asset Resolution Plan. At December 31, 2012, nonperforming assets totaled $13.1 million. Nonperforming assets are composed largely of loans secured by real estate and repossessed properties in our OREO portfolio. At the end of the third quarter of 2013, OREO was $2.6 million, down from $4.5 million at September 30, 2012. At September 30, 2013, there were $1.9 million of troubled debt restructurings that were performing loans.

Nonaccrual loans were $3.9 million at September 30, 2013, continuing to decrease from $9.8 million at June 30, 2012 and $8.0 million at December 31, 2012. The decrease reflects the continued efforts by the Company to decrease nonaccruals in a challenging economic environment.

Loan charge-offs, net of recoveries, amounted to a net recovery of $96 thousand for the third quarter of 2013 compared to a net charge-off of $201 thousand for the third quarter of 2012. For the third quarter of 2013, the provision for loan losses was recovered in the amount of $86 thousand compared to a provision expense of $156 thousand for the third quarter of 2012.

Loans past due 30 to 89 days decreased $1.4 million to $665 thousand at the end of the third quarter of 2013 compared to $2.1 million at both the end of the year 2012 and the end of the third quarter of 2012.

Although the Company believes it has a sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $8.6 million at September 30, 2013, compared to $7.3 million at December 31, 2012 and $7.2 million at September 30, 2012. The ratio of the allowance for loan losses to total loans outstanding at September 30, 2013 was 2.06% compared to 1.97% compared at September 30, 2012. The movement in this ratio results from the loan portfolio’s growth since December 31, 2012, continued uncertainty in the economy, and the loan portfolio’s risk factors.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

	2013	2012
	September 30,	December 31,	September 30,	June 30,
	(Dollars in thousands)
Nonaccrual loans	$3,933	$8,014	$9,279	$9,778
Loans past due 90 days and accruing interest	—	1,338	—	—

Total nonperforming loans	3,933	9,352	9,279	9,778
Other real estate owned	2,602	3,771	4,502	4,787

Total nonperforming assets	$6,535	$13,123	$13,781	$14,565

Allowance for loan losses to period end loans	2.06%	1.93%	1.97%	1.97%
Nonperforming assets to total assets	1.22%	2.42%	2.60%	2.80%
Allowance for loan losses to nonaccrual loans	218.44%	90.70%	77.68%	74.18%

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

At September 30, 2013, cash and cash equivalents totaled $12.1 million and unrestricted investment securities not pledged totaled $78.3 million, for a total of 14.60% of total assets, which management believes is adequate to meet short-term liquidity needs. Management also has alternative sources of funding available, including unused unsecured federal funds facilities with three banks totaling $23.5 million and unused available term loans through the FHLB totaling $40.3 million.

Total liquidity and other alternative sources of liquidity totaled $154.3 million at September 30, 2013 if fully utilized, which represents 34.52% of total deposits.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At September 30, 2013, pre-approved but unused lines of credit for loans totaled approximately $96.1 million. In addition, we had approximately $5.3 million in financial and performance standby letters of credit at September 30, 2013. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualifies as Tier 1 capital. First Capital Bank’s ratios exceed regulatory requirements. As of September 30, 2013, the Company had a Tier 1 risk-based capital ratio of 12.46% and a Total risk-based capital ratio of 13.91%. At December 31, 2012, these ratios were 12.29% and 13.75%, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.	CONTROLS AND PROCEDURES

Based upon an evaluation as of September 30, 2013 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – None to report

Item 1A.	Risk Factors – Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None to report

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed November 13, 2006)

3.2	Amended and Restated Bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed May 22, 2007)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

3.4	Articles of Amendment to the Company’s Articles of Incorporation, increasing the number of authorized shares of Common Stock to 30,000,000 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on September 3, 2010)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009)

4.3	Warrant to Purchase Shares of Common Stock, dated April 3, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

99.3	Certification of John M. Presley Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.3 of Form 10-K filed on March 29, 2013).

99.4	Certification of William W. Ranson Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (incorporated by reference to Exhibit 99.4 of Form 10-K filed on March 29, 2013).

101	The following materials from the Company’s 10-Q Report for the quarter ended September 30, 2013, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operation, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date: November 14, 2013	By:	/s/ John M. Presley
John M. Presley
Managing Director & Chief Executive Officer

	By:	/s/ William W. Ranson
William W. Ranson
Executive Vice President & Chief Financial Officer