Form 10-K
period 2013-12-31
FIRST CAPITAL BANCORP, INC.
filed 2014-03-27
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [  ]No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [  ]    No [x]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [x] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [ x ] Yes  [  ] No

Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [x] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [x]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.  The aggregate market value of the voting stock held by non-affiliates computed based on a sale price of $4.15 for the Bank’s common stock on March 20, 2014 is approximately $26.4 million.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 20, 2014: 12,688,270 Shares of Common Stock, $4.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (Check One):  Yes [  ] No [x]

FIRST CAPITAL BANCORP, INC.

FORM 10-K

Fiscal Year Ended December 31, 2013

PART  I

Company

First Capital Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Glen Allen, Virginia.  We conduct our primary operations through our wholly-owned subsidiary, First Capital Bank (the “Bank”), which opened for business in 1998.

We emphasize personalized service, access to decision makers and a quick turn around time on lending decisions. Our slogan is “Let’s Make It Work.”  We have a management team, officers and other employees with extensive experience in our primary market which is the Richmond, Virginia metropolitan area.  We strive to develop personal, knowledgeable relationships with our customers, while at the same time offering products comparable to those offered by larger banks in our market area.

First Capital Bank operates seven full service branch offices (alternatively referred to herein as “branches” and “offices”), throughout the greater Richmond metropolitan area.  The bank engages in a general commercial banking business, with a particular focus on the needs of small and medium-sized businesses and their owners and key employees, and the professional community.

The year ended December 31, 2012, was one of most active and exciting years in the Company’s history and it set the stage for the year ended December 31, 2013 to be the most profitable year the Company has ever experienced.  With the strong foundation laid by the capital raise in 2012, the Company was able to grow loans by $55.3 million, or 14.70% while increasing total risk based capital to 13.78% at December 31, 2013.  The objectives of the Asset Resolution Plan were met, contributing continued improvement in all asset quality ratios.  Nonperforming assets decreased 45.70% to $7.1 million at December 31, 2013, from $13.1 million at December 31, 2012.  Asset growth was steady, with a $4.9 million, or 0.91%, increase over the prior year bringing total assets to $547.9 million at December 31, 2013.  Additional equity of $663 thousand was received in 2013 through exercise of warrants issued in connection with the rights offering of 2012, contributing to overall growth of equity of $2.6 million or 5.51%.

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

Products and Services

We offer a full range of deposit services that are typically available in most banks including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  The transaction accounts and time certificates are tailored to our market area at rates competitive to those offered in the area.  In addition, we offer certain retirement account services, such as Individual Retirement Accounts (“IRAs”).

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

Other services we offer include safe deposit boxes, certain cash management services, traveler’s checks, direct deposit of payroll and social security checks and automatic drafts for various accounts, selected on-line banking services and a small and medium-sized businesses courier service.  We also have become associated with a shared network of automated teller machines (“ATMs”) that may be used by our customers throughout Virginia and other states located in the Mid-Atlantic region.

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

Employees

As of March 20, 2014, we had a total of 103 full time equivalent employees.  We consider relations with our employees to be excellent.  Our employees are not represented by a collective bargaining unit.

Economy

The economic recession, which economists suggest began in late 2007, became a major recognizable force in the late summer or early fall of 2008 in the United States and locally.  Since then, the stock markets have begun to recover, foreclosures have slowed, unemployment has stabilized, the capital and liquidity of financial institutions has improved and credit markets have shown positive trends.

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

Loan Originations

Real estate loan originations come primarily through direct solicitations by our loan officers, continued business from current customers, and through referrals. Construction loans are obtained through direct solicitations by our construction loan officers and continued business from current customers.  Commercial real estate loan originations are obtained through broker referrals, direct solicitation by our loan officers and continued business from current customers.

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

In the normal course of business, we make various commitments and incur certain contingent liabilities that are disclosed but not reflected in our annual financial statements including commitments to extend credit. At December 31, 2013, commitments to extend credit totaled $131.5 million.

Construction Lending

We make local construction and land acquisition and development loans. Residential houses and commercial real estate under construction and the underlying land secure construction loans.  At December 31, 2013, construction, land acquisition and land development loans outstanding were $65.9 million, or 17.51% of total loans.  These loans are concentrated in our local markets.  Because the interest rate charged on these loans usually floats with the market, these loans assist us in managing our interest rate risk.  Construction lending entails significant additional risks, compared to residential mortgage lending.  Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the value of the building under construction is only estimable when the loan funds are disbursed.  Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To mitigate the risks associated with construction lending, we generally limit loan amounts to 80% of appraised value in addition to analyzing the creditworthiness of the borrower.  We also obtain a first lien on the property as security for construction loans and typically require personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than loans secured by real property, although they have higher yields.  To manage these risks, we typically obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of its business.  Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable.  In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself.  Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.  We have a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers.  At December 31, 2013, commercial loans totaled $55.9 million, or 12.97% of the total loan portfolio.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in our market area, including commercial buildings and offices, recreational facilities, small shopping centers, churches and hotels.  At December 31, 2013, commercial real estate loans totaled $165.2 million, or 38.30% of our total loans.  We may lend up to 80% of the secured property’s appraised value.  Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economic environment.  Our commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we typically require personal guarantees or endorsements of the borrower’s principal owners.  In addition, we carefully evaluate the location of the security property.

Residential Real Estate Lending

Residential real estate loans at December 31, 2013, accounted for $142.7 million, or 33.08% of our total loan portfolio.  Residential first mortgage loans represent $81.9 million or 57.40% of total residential real estate loans and are primarily made up of investor loans to qualified borrowers leasing property.  Multifamily and home equity loans represent $38.2 million and $18.3 million, respectively, and junior liens account for $4.3 million of total residential real estate loans.

All residential mortgage loans originated by us contain a “due-on-sale” clause providing that we may declare the unpaid principal balance due and payable upon sale or transfer of the mortgaged premises.  In connection with residential real estate loans, we require title insurance, hazard insurance, and if appropriate, flood insurance.  We do not require escrows for real estate taxes and insurance.

Consumer Lending

We offer various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, boat loans, deposit account loans, installment and demand loans and credit cards.  At December 31, 2013, we had consumer loans of $1.6 million or 0.37% of total loans. Such loans are generally made to customers with whom we have a pre-existing relationship.  We currently originate all of our consumer loans in our local market area.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are under-secured, such as loans secured by rapidly depreciable assets such as automobiles.  Any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment as a result of the greater likelihood of damage, loss or depreciation. Due to the relatively small amounts involved, any remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

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

•	acquiring substantially all of the assets of any bank;

•

acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•	merging or consolidating with another bank holding company.

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their respective regulations, requires Federal Reserve approval prior to any person or company acquiring 25% or more of any class of voting securities of the bank holding company. Prior notice to the Federal Reserve is required if a person acquires 10% or more, but less than 25%, of any class of voting securities of a bank or bank holding company and either has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank.  The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s current earnings are sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Bank paid no dividends to the Company during 2013 and 2012.

The Federal Deposit Insurance Corporation (“FDIC”) has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the FDIC. The FDIC amended its risk-based assessment system in 2007 under which insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. Effective April 1, 2011, the assessment base is an institution’s average consolidated total assets less average tangible equity, and the initial base assessment rates will be between 5 and 35 basis points depending on the institutions risk category, and subject to potential adjustment based on certain long-term unsecured debt and brokered deposits held by the institution.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the standard maximum deposit insurance amount to $250,000. The legislation did not change coverage for retirement accounts, which continues to be $250,000. Beginning December 31, 2010, all deposits held in non-interest bearing transaction accounts at FDIC insured institutions will be fully insured regardless of the amount in the account.  As scheduled, the unlimited insurance coverage for noninterest-bearing transaction accounts provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act expired on December 31, 2012.  Deposits held in noninterest-bearing transaction accounts are now aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total is insured up to $250,000.

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

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates. It repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.” Additionally, the GLBA makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

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

aggregate
•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance on the aggregate of any interest-bearing and noninterest-bearing transaction accounts the owner may hold in the same ownership category.

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

Office	Date
Location	Opened

WestMark Office (1)	1998
11001 West Broad Street
Glen Allen, Virginia 23060

Ashland Office	2000
409 South Washington Highway
Ashland, Virginia 23005

Chesterfield Towne Center Office	2003
1580 Koger Center Boulevard
Richmond, Virginia 23235

Staples Mill Road Office	2003
1776 Staples Mill Road
Richmond, Virginia 23230

Bon Air Office	2008
2810 Buford Road
Richmond, Virginia 23235

Three Chopt Office (2)	2006
7100 Three Chopt Road
Richmond, Virginia 23229

James Center Office	2007
One James Center
901 East Cary Street
Richmond, Virginia 23219

Wholesale Mortgage Office	2011
5001 Craig Rath Boulevard
Midlothian, Virginia 23112

(1)	Relocation of our Innsbrook leased office to an owned free standing site across the street in September 2008.
(2)	Relocated from 1504 Santa Rosa Road, Richmond, Virginia in February 2009 to an owned free standing site.

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

The following table shows high and low sale prices for our common stock, as reported to us, for the periods indicated.

2013	High	Low

1st Quarter	$3.30	$2.82
2nd Quarter	$3.42	$3.00
3rd Quarter	$4.28	$3.21
4th Quarter	$4.64	$3.80

2012	High	Low

1st Quarter	$3.55	$2.02
2nd Quarter	$2.40	$2.01
3rd Quarter	$2.50	$2.26
4th Quarter	$3.19	$2.40

The foregoing transactions may not be representative of all transactions during the indicated periods or of the actual fair market value of our common stock at the time of such transaction due to the infrequency of trades and the limited market for our common stock.

First Capital Bancorp, Inc. has never paid a cash dividend and does not have the intention to pay a cash dividend in the foreseeable future.

There were 12,551,952 shares of the Company’s common stock outstanding at the close of business on December 31, 2013.  As of March 20, 2014, there were approximately 605 shareholders of record of our common stock.

ITEM 6.  SELECTED FINANCIAL INFORMATION

The following consolidated summary sets forth our selected financial data for the periods and at the dates indicated.  The selected financial data for fiscal years have been derived from our audited financial statements for each of the five years that ended December 31, 2013, 2012, 2011, 2010, and 2009.   You also should read the detailed information and the financial statements for all of such periods included elsewhere in this Report on Form 10-K.

	At or for the Fiscal Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except ratios and per share amounts)
Income Statement Data:
Interest income	$23,096	$23,013	$24,327	$26,430	$25,401
Interest expense	5,144	6,674	8,379	10,217	12,810
Net interest income	17,952	16,339	15,948	16,213	12,591
Provision for loan losses	(186)	9,196	9,441	8,221	2,285
Net interest income after provision
for loan losses	18,138	7,143	6,507	7,992	10,306
Noninterest income	2,402	1,982	2,080	1,050	747
Noninterest expense	14,912	18,421	13,549	12,550	10,628
Income before income taxes	5,628	(9,296)	(4,962)	(3,508)	425
Income tax expense (benefit)	1,754	(3,290)	(1,886)	(1,336)	117
Net income	3,874	(6,006)	(3,076)	(2,172)	308
Effective dividend on preferred stock	345	623	679	678	503
Net income (loss) available to common stockholders	$3,529	$(6,629)	$(3,755)	$(2,850)	$(195)
Per Share Data:
Basic earnings per share	$0.29	$(0.76)	$(1.26)	$(0.96)	$(0.07)
Diluted earnings per share	$0.25	$(0.76)	$(1.26)	$(0.96)	$(0.07)
Book value per share	$3.52	$3.49	$10.11	$11.16	$12.14
Balance Sheet Data:
Assets	$547,885	$542,947	$541,690	$536,025	$530,396
Cash and cash equivalenst	$14,187	35,321	50,359	32,367	31,667
Securities available for sale	$71,511	86,825	84,035	86,787	77,118
Securities held to maturity	$2,375	2,880	2,884	2,389	1,453
Loans, net	$423,160	368,920	360,969	386,209	397,120
Allowance for loan losses	$8,165	7,269	9,271	10,626	6,600
Foreclosed assets	$2,658	3,771	7,646	2,615	3,388
Bank owned life insurance	$9,580	9,251	8,917	448	-
Deposits	$455,968	459,113	440,199	426,871	422,134
FHLB advances	$30,000	25,000	50,000	55,000	50,000
Subordinated debentures	$7,155	7,155	7,155	7,155	7,155
Shareholders' equity	$49,682	47,088	40,683	43,675	46,458
Average shares outstanding, basic	12,032	8,700	2,971	2,971	2,971
Average shares outstanding, diluted	13,928	8,700	2,971	2,971	2,971
Selected Performance Ratios
Return on average assets	0.73%	-1.13%	-0.58%	-0.41%	0.06%
Return on average equity	8.05%	-13.01%	-7.11%	-4.74%	0.71%
Average yield on interest earning assets	4.65%	4.72%	4.91%	5.18%	5.38%
Average rate paid on interest-bearing liabilities	1.22%	1.54%	1.89%	2.28%	3.15%
Net interest margin, fully taxable equivalent	3.64%	3.39%	3.26%	3.20%	2.69%
Interest-earning assets to interest-bearing liabilities	120.56%	115.60%	114.70%	114.90%	116.72%
Efficiency ratio	73.26%	100.55%	75.16%	72.70%	79.68%
Capital Ratios
Equity to total assets at end of period	9.07%	8.67%	7.51%	8.15%	8.76%
Average equity to average assets	9.01%	8.69%	8.13%	8.55%	8.84%
Tangible capital ratio	8.06%	7.67%	5.54%	6.18%	6.80%
Tier 1 risk-based capital ratio	12.34%	12.29%	11.60%	12.08%	12.36%
Total risk-based capital ratio	13.78%	13.75%	13.17%	13.74%	14.09%
Leverage ratio	10.04%	9.19%	8.37%	9.04%	10.01%
Asset Quality Ratios:
Non-performing loans to period-end loans	1.04%	2.49%	4.78%	6.82%	2.57%
Non-performing assets to total assets	1.30%	2.42%	4.68%	5.54%	1.96%
Net loan charge-offs to average loans	-0.26%	2.97%	2.92%	0.92%	0.19%
Allowance for loan losses to
loans outstanding at end of period	1.89%	1.93%	2.51%	2.78%	1.64%

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations and financial condition, liquidity and capital resources.  This discussion should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report on Form 10-K.

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

The Richmond metro area continues to stabilize and show signs of recovery.  With the implementation of the Company’s Asset Resolution Plan in 2012, the Company has successfully accelerated the resolution of nearly all of the identified assets without incurring additional losses.  Net income was $3.9 million for the year ended December 31, 2013, compared to a net loss of $6.0 million for the year ended December 31, 2012, representing the culmination of the groundwork laid in 2012 with the implementation of the Asset Resolution Plan, the restructuring of the FHLB advance portfolio, and the continued focus on maintaining a well positioned balance sheet. The net income available to common shareholders, which is net income reduced by the dividends and discount accretion on preferred stock, for the year ended December 31, 2013, was $3.5 million, as compared to a loss of $6.6 million for the year ended December 31, 2012. Asset quality trends continue to improve, allowing for a recovery of the provision for loan losses of $186 thousand for the year ended December 31, 2013.  Return on average equity for the year ended December 31, 2013, was 8.05%, while return on average assets was 0.73%, compared to -13.01% and -1.13%, respectively, for the year ended December 31, 2012.

For the year ended December 31, 2013, assets increased $4.9 million to $547.9 million or 0.91% from $542.9 million at December 31, 2012.  Total net loans, excluding loans held for sale, at December 31, 2013 were $423.2 million, an increase of $54.2 million, or 14.70%, from the December 31, 2012 amount of $368.9 million.  Deposits at December 31, 2013, decreased $3.1 million to $456.0 million, or 0.69% from the December 31, 2012 amount of $459.1 million.

The Company remains well capitalized with capital ratios above the regulatory minimums.

The Company has been keenly focused on five primary objectives for the last three years.  In order of importance, those areas are asset quality, capital preservation, liquidity, reducing exposure to real estate acquisition and development loans, and improving core earnings.  Each of these objectives will be discussed elsewhere in this report.

Critical Accounting Policies

The financial condition and results of operations presented in the consolidated financial statements, the accompanying notes to the consolidated financial statements and this section are, to a large degree, dependent upon our accounting policies.  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

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

The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to applicable Generally Accepted Accounting Principles (“GAAP”). Management’s estimate of each homogenous pool component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the loan portfolio; the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

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

	Year Ended December 31,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$409,209	$20,915	5.11%	$377,246	$20,438	5.42%
Bank owned life insurance (2)	9,422	499	5.30%	9,087	507	5.58%
Investment securities:
U.S. Agencies	-	-	0.00%	1,335	50	3.79%
Mortgage backed securities	16,687	323	1.94%	13,589	278	2.05%
Corporate bonds	8,836	205	2.33%	16,585	397	2.39%
Municipal securities (2)	5,184	337	6.49%	6,256	403	6.44%
Taxable municipal securities	16,399	523	3.19%	11,213	428	3.82%
CMO	32,603	747	2.29%	41,705	945	2.27%
SBA	157	(2)	(1.49)%	1,433	28	1.96%
Other investments	3,384	138	4.07%	4,075	136	3.33%
Total investment securities	83,250	2,271	2.73%	96,191	2,665	2.77%
Interest bearing deposits	7,628	21	0.27%	18,843	44	0.23%
Total earning assets	$509,509	$23,706	4.65%	$501,367	$23,654	4.72%
Cash and cash equivalents	8,425			8,077
Allowance for loan losses	(8,199)			(7,800)
Other assets	24,590			29,549
Total assets	$534,325			$531,193

Liabilities & Stockholders' Equity:
Interest checking	$13,695	$46	0.34%	$10,985	$34	0.31%
Money market deposit accounts	149,191	620	0.42%	142,940	700	0.49%
Statement savings	1,665	5	0.32%	1,278	5	0.41%
Certificates of deposit	222,713	3,999	1.80%	233,164	4,816	2.07%
Total interest-bearing deposits	387,264	4,670	1.21%	388,367	5,555	1.43%
Fed funds purchased	207	1	0.61%	5	-	-%
Repurchase agreements	1,123	4	0.40%	1,365	5	0.40%
Subordinated debt	7,155	137	1.91%	7,155	154	2.15%
FHLB advances	26,876	332	1.23%	36,831	960	2.61%
Total interest-bearing liabilities	422,625	5,144	1.22%	433,723	6,674	1.54%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	61,647			49,592
Other liabilities	1,927			1,707
Total liabilities	63,574			51,299
Shareholders' equity	48,126			46,171
Total liabilities and shareholders' equity	$534,325			$531,193

Net interest income		$18,562			$16,980
Interest rate spread			3.44%			3.18%

Net interest margin			3.64%			3.39%
Ratio of average interest earning assets to
average interest-bearing liabilities			120.56%			115.60%

(1) Includes nonaccrual loans
(2) Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

Year ended December 31, 2013 compared to year ended December 31, 2012

The low interest rates during the last year have placed downward pressure on the Company’s yield on earning assets and related interest income.  The decline in earning asset yields, however, has been offset principally by repricing of money market accounts and certificates of deposit to lower yields, and continued benefit from the restructured FHLB advances.  The Company also expects continued pressure on net interest margin from low rates over the next several quarters.

Net interest income for the year ended December 31, 2013 increased 12.17% to $18.0 million from $16.3 million for the year ended December 31, 2012.  Net interest income increased due to a 25 basis point increase in the net interest margin from 3.39% for the year ended December 31, 2012 to 3.64% for the comparable period of 2013.

Average earning assets increased $8.1 million, or 1.62%, to $509.5 million for 2013 from $501.4 million for 2012.  Average loans, net of unearned income increased $32.0 million for 2013 to $409.2 million.  The average rate earned on net loans, decreased 31 basis points to 5.11% from 5.42% for the year ended December 31, 2012.  The average balance in our securities portfolio decreased $12.9 million in 2013 to $83.3 million from $96.2 million in 2012.  The Company experienced a shift in the composition of the balance sheet during 2013.  Investments, which yielded 2.77% at December 31, 2012, totaling $12.9 million were reinvested in loan growth yielding 5.11% for the year ended December 31, 2013.  Additionally, interest bearing deposits of $11.2 million, yielding 0.23% at December 31, 2012, funded the majority of the remaining loan growth.  During 2013, the Company sold securities to restructure the investment portfolio to reduce its duration and volatility and to provide more cash flow to the Company.  Investment income, on a tax equivalent basis, decreased to $2.3 million for 2013 from $2.7 million for 2012.  Interest on interest bearing deposits decreased from $44 thousand for 2012 to $21 thousand for 2013 as the average balance decreased from $18.8 million in 2012 to $7.6 million in 2013.  The yield on interest bearing deposits increased slightly from 23 basis points in 2012 to 27 basis points in 2013.  As a result of these changes, the yield on earning assets decreased 7 basis points to 4.65% for 2013 from 4.72% for 2012.

Average interest bearing deposit liabilities decreased $1.1 million or 0.28% to $387.3 million for 2013 from $388.4 million for 2012.  Interest expense on deposits decreased $885 thousand for 2013 compared to 2012.  The average cost of interest-bearing deposits decreased 22 basis points from 1.43% for 2012 to 1.21% for 2013.  The decrease in cost of interest-bearing deposits is the result of declining interest rates and change in the mix of deposits.  The cost of certificates of deposit decreased 27 basis points from 2.07% for 2012 to 1.80% for 2013.  Money market accounts increased on average $6.3 million for 2013 compared to 2012  and the cost decreased from 0.49% to 0.42% for 2013.  We expect deposit costs to continue to decrease in 2014 as certificates of deposit reprice and the rate on money market accounts decreases, but to a lesser extent than such costs decreased in 2012 and 2013.

The average rate on advances from the Federal Home Loan Bank of Atlanta decreased 1.38 from 2.61% to 1.23% for 2013 due to the restructuring of the FHLB advance portfolio in 2012.  In addition, subordinated debt pricing decreased 24 basis points as the cost was tied to LIBOR for 2013.

The following table analyzes changes in net interest income attributable to changes in the volume of interest-earning assets and interest bearing liabilities compared to changes in interest rates.

	2013 vs. 2012
	Increase (Decrease)
	Due to Changes in:
	Volume	Rate	Total
	(Dollars in thousands)

Earning Assets:
Loans, net of unearned income	$ 1,741	$ (1,264)	$ 477
BOLI	18	(26)	(8)
Investment securities	(359)	(35)	(394)
Interest bearing deposits	(26)	3	(23)
Total earning assets	1,374	(1,322)	52

Interest-Bearing Liabilities:
Interest checking	8	5	13
Money market deposit accounts	31	(111)	(80)
Statement savings	1	(1)	-
Certificates of deposit	(216)	(601)	(817)
Fed funds purchased	-	1	1
Repurchase agreements	(1)	-	(1)
Subordinated debt	-	(17)	(17)
FHLB advances	(260)	(369)	(629)
Total interest-bearing liabilities	(437)	(1,093)	(1,530)

Change in net interest income	$ 1,811	$ (229)	$ 1,582

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above.  The provision for loan losses for the year ended December 31, 2013, resulted in a recovery of $186 thousand compared to a provision of $9.2 million for the year ended December 31, 2012.  Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses.  We are committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in our loan portfolio.  This commitment is more fully discussed in the “Asset Quality” section below.

Non-Interest Income

Year ended December 31, 2013 compared to year ended December 31, 2012

Non-interest income has been and will continue to be an important factor for increasing profitability.  Management continues to consider areas where non-interest income can be increased.

Non-interest income increased $420 thousand to $2.4 million for the year ended December 31, 2013 compared to $2.0 million for the same period in 2012.

The primary cause of the increase in non-interest income was the gain on sale of securities, which provided gains of $329 thousand in 2013 compared to $79 thousand in 2012, as securities were redeployed to assist in funding loan growth.  Gain on sale of loans resulted in a gain of $798 thousand for 2013 compared to $669 thousand for 2012.

Non-Interest Expense

Year ended December 31, 2013 compared to year ended December 31, 2012

This category includes all expenses other than interest paid on deposits and borrowings.  Total noninterest expense decreased 11.05% or $3.5 million to $14.9 million for 2013 as compared to $18.4 million for the year 2012.  Noninterest expense was 2.79% of average assets for the year ended December 31, 2013.

Salaries and employee benefits increased 18.18% to $9.0 million for the year 2013 as compared to $7.6 million for 2012.  Salaries and benefits increased primarily due to increased benefit costs and incentive compensation in 2013.

FDIC premiums decreased $365 thousand from $705 thousand in 2012 to $340 thousand in 2013, the result of a change in the calculation of the premium.

OREO write-downs and losses related to revaluation of existing properties and losses on sale of OREO totaled a gain of $105 thousand in 2013 compared to a loss of $1.7 million in 2012.

In the second quarter of 2012, the FHLB advance portfolio was restructured incurring one-time prepayment penalties totaling $2.8 million.  No such expenses occurred in 2013.

Income Taxes

Our reported income tax expense was $1.8 million for 2013 and the income tax benefit was $3.3 million for 2012.  Note 11 of our consolidated financial statements included elsewhere in this report on Form 10-K provides a reconciliation between the amount of income tax benefit/expense computed using the federal statutory rate and our actual income tax benefit/expense.  Also included in Note 11 to the consolidated financial statements is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 2013 and 2012.

Financial Condition

Assets

Total assets increased to $547.9 million at December 31, 2013, compared to $542.9 million at December 31, 2012 representing an increase of $4.9 million or 0.91%.  Average assets decreased 0.59% from $531.2 million for the year ended December 31, 2012 to $534.3 million for the year ended December 31, 2013.  Stockholders’ equity increased 5.51% to $49.7 million for the year ended December 31, 2013 as compared to $47.1 million for the same period in 2012.

Loans

Our loan portfolio is the largest component of our earning assets.  Total loans, which exclude the allowance for loan losses and deferred loan fees and costs were $431.3 million at December 31, 2013, an increase of $55.2 million from $376.1 million at December 31, 2012.  Commercial real estate loans increased $21.2 million or 14.71% to $165.2 million and represented 38.30% of the portfolio.  Other construction, land development and other land loans decreased $1.8 million, or 3.99%, to $43.3 million from $45.1 million and represented 10.03% of the portfolio, down from 11.98% at December 31, 2012.  The allowance for loan losses was $8.2 million, up 12.33% from the prior year and represented 1.89% of total loans outstanding at December 31, 2013 down from 1.93% at December 31, 2012.

Major classifications of loans are as follows:

	2013	2012	2011	2010	2009

		(Dollars in thousands)

Real estate
Residential	$142,702	$131,144	$127,541	$118,209	$110,437
Commercial	165,216	144,034	142,989	145,399	125,445
Residential Construction	22,603	13,202	9,712	15,852	23,531
Other Construction, Land
Development & Other Land	43,257	45,053	48,637	66,041	85,119
Commercial	55,947	40,423	37,922	48,004	54,590
Consumer	1,615	2,215	3,250	3,693	4,542
Total loans	431,340	376,071	370,051	397,198	403,664
Less:
Allowance for loan losses	8,165	7,269	9,271	11,036	6,600
Net deferred (income) costs	(15)	118	189	47	56
Loans, net	$423,160	$368,920	$360,969	$386,209	$397,120

Our average net loan portfolio totaled 80.31% of average earning assets in 2013,  up from 73.69% in 2012.  Because of the nature of our market, loan collateral is predominantly real estate.  At December 31, 2013, the Company had approximately $379.4 million in loans secured by real estate which represents 87.96% of our total loans outstanding as of that date.

Asset Quality

With the successful implementation of the Asset Resolution Plan in the second quarter of 2012, the Company continues to see significant improvement in asset quality.  Nonperforming loans to period end loans improved to 1.04% at December 31, 2013 as compared to 2.49% at December 31, 2012.  Nonperforming assets to total assets improved to 1.30% at December 31, 2013 as compared to 2.42% at December 31, 2012. Other real estate owned declined $1.1 million or 29.51% from $3.8 million at December 31, 2012 to $2.7 million at December 31, 2013.

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

Recoveries, net of charge-offs for 2013 were $1.1 million, or 0.26%, of average loans outstanding. Recoveries, net of charge-offs included commercial real estate loans of $665 thousand and residential construction loans of $807 thousand. At December 31, 2013, total past due loans, 30 – 89 days past due and 90+ days past due and accruing, were $987 thousand, or 0.24%, of total loans, down from $3.4 million at December 31, 2012.   Loans classified as Substandard decreased $3.8 million, or 18.97% to $16.4 million at December 31, 2013 from $20.2 million at December 31, 2012.  Special Mention loans decreased $22.4 million, or 59.96% to $14.9 million at December 31, 2013 from $37.3 million at December 31, 2012.

Improvements in these credit metrics reflect the effort the Company devoted to asset quality, most notably the implementation of the Asset Resolution Plan during 2012.

Non-performing Assets

At December 31, 2013, non-performing assets decreased $6.0 million or 45.71% to $7.1 million at December 31, 2013 compared to $13.1 million at December 31, 2012.  The ratio of nonperforming assets to total assets was 1.30%  at year end 2013 compared to 4.42% at year end 2012.  Non-performing assets consist of nonaccrual loans totaling $4.5 million and OREO of $2.7 million which is represented by approximately 115 residential building lots and one home.

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

	December 31,
	2013	2012	2011	2010	2009
		(Dollars in thousands)
Non-performing loans	$ 4,467	$ 9,352	$ 17,691	$ 27,097	$ 3,607
Other real estate owned	2,658	3,771	7,646	2,615	3,388
Total non-performing assets	$ 7,125	$ 13,123	$ 25,337	$ 29,712	$ 6,995

Non-performing loans to period end loans	1.04%	2.49%	4.78%	6.82%	0.89%
Non-performing assets to total assets	1.30%	2.42%	4.68%	5.54%	1.32%

The following provides a roll-forward of the OREO activity from the end of 2012 to the end of 2013:

2013

(dollars in thousands)

Beginning Balance	$3,771
Additions	3,233
Sales	(4,242)
Write-downs	(104)
Ending Balance	$2,658

Allowance for Loan Losses

For a discussion of our accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

	December 31,
	2013	2012	2011	2010	2009
		(Dollars in thousands)
Balance, beginning of year	$ 7,269	$ 9,271	$ 11,036	$ 6,600	$ 5,060
Loans charge-offs
Real estate:
Residential	161	2,514	2,766	900	8
Commercial	333	2,599	213	303	-
Residential construction	223	1,459	799	1,232	149
Other construction, land development
and other land	1,357	3,974	6,684	851	253
Commercial	218	1,082	1,692	530	340
Consumer	-	-	-	-	5
Total loans charged off	2,292	11,628	12,154	3,816	755
Recoveries
Real estate:
Residential	17	224	105	16	7
Commercial	998	78	-	2	-
Residential construction	1,030	1	18	-	1
Other construction, land development
and other land	1,324	17	816	-	-
Commercial	5	110	9	13	2
Consumer	-	-	-	-	-
Total recoveries	3,374	430	948	31	10
Net charge-offs	(1,082)	11,198	11,206	3,785	745
(Recovery of) provision for loan losses	(186)	9,196	9,441	8,221	2,285
Balance, end of year	$ 8,165	$ 7,269	$ 9,271	$ 11,036	$ 6,600

Ratio of allowance for loan losses to loans
outstanding at end of period	1.89%	1.93%	2.51%	2.78%	1.64%

Ratio of new charge-offs (recoveries) to average
loans outstanding during the period	-0.26%	2.97%	2.92%	0.92%	0.19%

The allowance for loan losses at December 31, 2013 was $8.2 million compared to $7.3 million at December 31, 2012.  The allowance for loan losses was 1.89% of total loans outstanding at December 31, 2013 compared to 1.93% at December 31, 2012.  The provision for loan losses was a recovery of $186 thousand for 2013 compared to expense of $9.2 million for 2012.  Net charge-offs resulted in a net recovery of $1.1 million for the year ended December 31, 2013 and charge-offs of $11.2 million for the year ended December 31, 2012.  With the implementation of the Asset Resolution Plan in the second quarter of 2012, we feel that the stress of the portfolio has decreased despite the continued vulnerability of the economic environment of the real estate market.  Additional provision for loan losses may be required if a downward trend in conditions returns.  We have no exposure to sub-prime loans in the portfolio.

The following table shows the balance and percentage of our allowance for loan losses allocated to each major category of loan:

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allocation of allowance for loans losses, end of year:
Real estate
Residential	$ 2,891	$ 2,654	$ 3,680	$ 3,431	$ 2,315
Commercial	3,050	2,947	1,375	760	450
Residential Construction	591	284	650	494	526
Other construction, land
development and other land	624	606	2,175	4,299	2,400
Commercial	996	762	1,370	2,031	899
Consumer	13	16	21	21	10
Balance, December 31	$ 8,165	$ 7,269	$ 9,271	$ 11,036	$ 6,600

Ratio of loans to total year-end loans:
Real estate
Residential	33.09%	34.87%	34.47%	29.76%	27.36%
Commercial	38.30%	38.30%	38.64%	36.61%	31.08%
Residential Construction	5.24%	3.51%	2.62%	3.99%	5.83%
Other construction, land
development and other land	10.03%	11.98%	13.14%	16.63%	21.09%
Commercial	12.97%	10.75%	10.24%	12.09%	13.50%
Consumer	0.37%	0.59%	0.89%	0.93%	1.13%
	100.00%	100.00%	100.00%	100.00%	100.00%

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

The market value of the available for sale securities at December 31, 2013 and 2012 was $71.5 million and $86.8 million, respectively.  The net unrealized gain after tax on the available for sale securities was a loss of $390 thousand at December 31, 2013 as compared to a gain of $1.4 million at December 31, 2012.

The carrying values of securities available for sale at the dates indicated were as follows:

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Available for Sale
U.S. Government securities	$ -	$ -	$ 2,001
Mortgage-backed securities	22,142	12,035	15,908
Corporate bonds	6,001	16,699	14,694
Collateralized mortgage obligation securities	27,333	37,931	38,722
State and political subdivision obligations - taxable	14,327	15,809	6,723
State and political subdivision obligations - tax exempt	1,708	3,041	4,334
SBA securities	-	1,310	1,653
	$ 71,511	$ 86,825	$ 84,035
Held to Maturity
State and political subdivision obligations - tax exempt	$ 2,375	$ 2,880	$ 2,884
	$ 2,375	$ 2,880	$ 2,884

Restricted equity securities consist primarily of Federal Reserve Bank stock, Federal Home Loan Bank of Atlanta stock and Community Bankers Bank Stock.

Deposits

The following table is a summary of average deposits and average rates paid on those deposits for the periods presented:

	2013		2012
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$ 61,647	0.00%	$ 49,592	0.00%
Interest-bearing deposits
Interest checking	13,695	0.34%	10,985	0.31%
Savings	1,665	0.32%	1,278	0.41%
Money market accounts	149,191	0.42%	142,940	0.49%
Certificates of deposit	222,713	1.80%	233,164	2.07%
	$ 448,911		$ 437,959

As of December 31, 2013, deposits were $456.0 million, a $3.1 million decrease over December 31, 2012 deposits of $459.1 million.  Average deposits increased $11.0 million compared to average deposits for the year ended December 31, 2012.  Average noninterest-bearing deposits increased $12.1 million to $61.6 million at December 31, 2013 compared to $49.6 million at December 31, 2012.  Average money market accounts decreased 3.58% or $5.3 million to $142.9 million from $148.2 million for the comparable period in 2011.  Average certificates of deposit increased $11.3 million, or 5.11%, to $233.2 million for the year ended 2012.  Included in the certificates of deposits at year end are $31.6 million (6.9% of total deposits) in brokered deposits at an average cost of 1.00%.  We used brokered deposits to extend the maturity of our certificates of deposit to assist in our interest rate risk management.

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2013:

Maturities of Certificates of Deposit of $100,000 and Greater
	Within	Three to	Over		Percent
	Three	Twelve	One		of Total
	Months	Months	Year	Total	Deposits
(Dollars in thousands)

At December 31, 2013	$ 5,641	$ 37,924	$ 100,700	$ 144,265	31.6%

Borrowings

At December 31, 2013 and 2012, our borrowings and the related weighted average interest rate were as follows:

	2013		2012
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Repurchase agreements	$ 1,393	0.40%	$ 871	0.40%
Federal Home Loan Bank advances	30,000	1.12%	25,000	1.29%
Subordinated debt	7,155	1.85%	7,155	1.92%
	$ 38,548		$ 33,026

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

	December 31, 2013
	1 to 90	90 Days	Total	1 to 3	3 to 5	Over 5
	Days	to 1 Year	1 Year	Years	Years	Years	Total
	(Dollars in thousands)
Earning Assets:
Total Loans Excluding Nonaccrual	$ 61,568	$ 60,759	$ 122,327	$ 102,099	$ 157,176	$ 45,271	$ 426,873
Loans Held for Sale	992	-	992	-	-	-	992
Investment securities	5,097	2,236	7,333	22,557	13,672	30,324	73,886
Interest-bearing bank deposits	3,985	-	3,985	-	-	-	3,985
Total rate sensitive assets	$ 71,642	$ 62,995	$ 134,637	$ 124,656	$ 170,848	$ 75,595	$ 505,736
Cumulative totals	$ 71,642	$ 134,637	$ 134,637	$ 259,293	$ 430,141	$ 505,736

Interest-Bearing Liabilities:
Interest checking	$ 15,396	$ -	$ 15,396	$ -	$ -	$ -	$ 15,396
Money market accounts	150,694	-	150,694	-	-	-	150,694
Savings deposits	2,439	-	2,439	-	-	-	2,439
Certificates of deposit:
Less than $100	9,441	26,041	35,482	25,751	14,247	-	75,480
Greater than $100	5,641	37,924	43,565	59,721	40,979	-	144,265
Total	$ 15,082	$ 63,965	$ 79,047	$ 85,472	$ 55,226	$ -	$ 219,745
Federal funds purchased	-	-	-	-	-	-	-
FHLB borrowing	-	-	-	15,000	15,000	-	30,000
Sub Debt	2,000	-	2,000	-	-	-	2,000
Trust preferred	5,155	-	5,155	-	-	-	5,155
Other liabilities	1,393	-	1,393	-	-	-	1,393
Total rate sensitive liabilities	192,159	63,965	256,124	100,472	70,226	-	$ 426,822
Cumulative totals	$ 192,159	$ 256,124	$ 256,124	$ 356,596	$ 426,822	$ 426,822

Interest sensitivity gap	$ (120,517)	$ (970)	$ (121,487)	$ 24,184	$ 100,622	$ 75,595
Cumulative interest
sensitivity gap	$ (120,517)	$ (121,487)	$ (121,487)	$ (97,303)	$ 3,319	$ 78,914
Cumulative interest sensitive gap
as a percentage of earning assets	-23.8%	-24.0%	-24.0%	-19.2%	0.7%	15.6%

Ratio of cumulative rate sensitive
assets to cumulative rate
sensitive liabilities	37.3%	52.6%	52.6%	72.7%	100.8%	118.5%

Capital Resources and Dividends

We have an ongoing strategic objective of maintaining a capital base that supports the pursuit of profitable business opportunities, provides resources to absorb risk inherent in our activities and meets or exceeds all regulatory requirements.

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks.  The regulatory capital standards categorize assets and off-balance sheet items into four categories that weight balance sheet assets according to risk, requiring more capital for holding higher risk assets.  At December 31, 2013 and 2012, our Tier 1 leverage ratio (Tier 1 capital to average total assets) was 10.04% and 9.19% respectively with the minimum regulatory ratio to be well capitalized at 5.00%.  Tier 1 risk based capital ratios at December 31, 2013 and 2012 were 12.34% and 12.29%, respectively, with the minimum regulatory ratio to be well capitalized at 6.00%.  Total risk based capital to risk weighted assets at December 31, 2013 and 2012 were 13.78% and 13.75%, respectively, with the minimum regulatory ratio to be well capitalized at 10.00%.  Our capital structure exceeds regulatory guidelines established for well capitalized institutions, which affords us the opportunity to take advantage of business opportunities while ensuring that we have the resources to protect against risk inherent in our business.

Our primary focus for 2013 was balance sheet management through controlled loan growth and capital preservation.  Despite 22.62% of growth in the loan portfolio, the Company was able to increase total risk based capital by 3 basis points by employing a strategy focused on detailed management of all aspects of the balance sheet.

	December 31,
	2013	2012
	(Dollars in thousands)
Tier 1 capital:
Total equity	$ 49,682	$ 47,088
Accumulated other comprehensive income	390	(1,437)
Trust preferred debt	5,155	5,155
Disallowed deferred tax asset	(538)	(1,698)
Total Tier 1 capital	54,689	49,108
Tier 2 capital:
Allowance for loan losses	5,571	5,021
Subordinated debt	800	800
Total Tier 2 capital	6,371	5,821
Total risk based capital	$ 61,060	$ 54,929
Risk weighted assets	$ 443,069	$ 399,439

Capital ratios:
Tier 1 leverage ratio	10.04%	9.19%
Tier 1 risk based capital	12.34%	12.29%
Total risk based capital	13.78%	13.75%
Tangible equity to assets	8.06%	7.67%

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

We also maintain additional sources of liquidity through a variety of borrowing arrangements.  The Bank maintains federal funds lines with a large regional money-center banking institution and a local community bankers bank.  These available lines currently total approximately $23.5 million, of which there were no outstanding draws at December 31, 2013.

We have a credit line at the Federal Home Loan Bank of Atlanta (“FHLB”) in the amount of approximately $68.8 million, without pledging additional collateral, which may be utilized for short and/or long-term borrowing.  Advances from the Federal Home Loan Bank totaled $30.0 million at December 31, 2013.

At December 31, 2013, cash, federal funds sold, short-term investments, securities available for pledge or sale and available lines were 32.68% of total deposits down from 44.31% at December 31, 2012.

Maintaining liquidity at levels to cover any eventuality was a primary goal of 2013 and we feel that the levels maintained during 2013 and 2012 accomplish that goal.

ITEM 8.  FINANCIAL STATEMENTS

The following 2013 Financial Statements of First Capital Bancorp, Inc. are included after the signature pages to this Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last fiscal year.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by the

Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of the design and effectiveness of its internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  Based on our assessment, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Audit Committee Financial Expert.

The applicable information contained in the section captioned “Proposal No. 1 – Election of Directors – Audit Committee” in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2014 (the “Proxy Statement”) is incorporated herein by reference.

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

Additional information concerning executive officers is included in the Proxy Statement in the section captioned “Proposal No. 1 – Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

PART IV

ITEM 15.  EXHIBITS

The following exhibits are filed as part of this Form 10-K:

No.Description

2.1Agreement and Plan of Reorganization dated as of September 5, 2006, by and between First Capital Bancorp, Inc. and First Capital Bank (incorporated by reference to Exhibit 2.1 of Form 8-K 12 g-3 filed on September 12, 2006).

3.1Articles of Incorporation of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB filed on November 13, 2006).

3.2Amended and Restated bylaws of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 22, 2007).

3.4  Articles of Amendment to the Company’s Articles of Incorporation, increasing the number of authorized shares of Common Stock to 30,000,000 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on June 3, 2010).

3.3Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 6, 2009).

4.1Specimen Common Stock Certificate of First Capital Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Form SB-2 filed on March 16, 2007.

4.2  Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009).

10.12000 Stock Option Plan (formerly First Capital Bank 2000 Stock Option Plan) (incorporated by reference to Exhibit 10.1 to Amendment No.1 to Form SB-2 filed on April 26, 2007). *

10.2Amended and Restated Employment Agreement dated December 31, 2008, between First Capital Bank and Robert G. Watts, Jr. (incorporated by reference to Exhibit 10.2 of Form 10-K filed on March 31, 2009).*

10.3Amended and Restated Change in Control Agreement dated September 15, 2006, between First Capital Bank and William W. Ranson (incorporated by reference to Exhibit 10.3 of Amendment No.1 to Form SB-2 filed on April 26, 2007).*

10.4Form of Change in Control Agreement dated April 1, 2009, between First Capital Bank and each of William D. Bien, Ralph Ward, Jr., James E. Sedlar and Barry P. Almond (incorporated by reference to Exhibit 10.6 of Form 10-Q filed on August 14, 2009). *

10.5    2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Form S-8 filed on September 3, 2010).

10.6   Split Dollar Life Insurance Agreement dated as of February 1, 2011, by and between First Capital Bancorp, Inc. and Gary A. Armstrong (incorporated by reference to Exhibit 10.12 of Form 10-K filed on March 31, 2011)*

10.7  Supplemental Executive Retirement Plan Agreement dated as of February 1, 2011, by and between First Capital Bancorp, Inc. and Gary L. Armstrong (incorporated by reference to Exhibit 10.13 of Form 10-K filed on March 31, 2011)*

10.8     Executive Split Dollar Agreement dated as of May 12, 2011, by and between First Capital Bancorp, Inc. and John M. Presley (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 13, 2011)*

10.9     Executive Split Dollar Agreement dated as of May 12, 2011, by and between First Capital Bancorp, Inc. and Robert G. Watts, Jr. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 13, 2011)*

10.10Form of Change in Control Agreements, dated December 10, 2012 , between First Capital Bank and each of Andrew G. Ferguson, Gary Armstrong, Ramon Cilimberg, and Heather N. White.

10.11Supplemental Executive Retirement Plan Agreement dated as of August 7, 2012 by and between First Capital Bancorp, Inc. and Jeanie T. Bode.

10.12Employment Agreement dated December 3, 2013, between First Capital Bancorp, Inc., and John M. Presley (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 6, 2013)*

21.1List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Form SB-2 filed on March 16, 2007).

23.1Consent of Cherry Bekaert LLP, independent registered public accounting firm.

24Power of Attorney (included on signature page).

31.1Certification of John M. Presley, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 27, 2014.

31.2Certification of William W. Ranson, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 27, 2014.

32.1Certification  Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

101The following materials from the Company’s 10-K Report for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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

Annual Meeting

The Annual Meeting of stockholders will be held at 4:00 p.m. on Wednesday, May 21, 2014, at the Hilton Richmond Hotel & Spa/Short Pump, 12042 West Broad Street, Richmond, Virginia.

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

First Capital Bancorp, Inc.

Date:	March 27, 2014	By:	/s/ John M. Presley
John M. Presley
Managing Director & Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Date:	March 27, 2014	By:	/s/ John M. Presley
John M. Presley
Managing Director & Chief Executive Officer

Date:	March 27, 2014	By:	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President and Director

Date:	March 27, 2014	By:	/s/ William W. Ranson
William W. Ranson
Executive Vice President & Chief Financial Officer
(Principal Accounting and Financial Accounting Officer

Date:	March 27, 2014	By:	/s/ Grant S. Grayson.
Grant S. Grayson, Director

Date:	March 27, 2014	By:	/s/ Gerald Blake.
Gerald Blake, Director

Date:	March 27, 2014	By:	/s/ Yancey S. Jones.
Yancey S. Jones, Director

Date:	March 27, 2014	By:	/s/ Richard W. Wright
Richard W. Wright, Director

Date:	March 27, 2014	By:	/s/ Gerald H. Yospin
Gerald H. Yospin, Director

Date:	March 27, 2014	By:	/s/ Debra L. Richardson
Debra L. Richardson, Director

Date:	March 27, 2014	By:	/s/ Kenneth R. Lehman
Kenneth R. Lehman, Director

Date:	March 27, 2014	By:	/s/ Neil P. Amin
Neil P. Amin, Director

Date:	March 27, 2014	By:	/s/ Robert G. Whitten
Robert G. Whitten, Director

Date:	March 27, 2014	By:	/s/ Martin L. Brill
Martin L. Brill, Director

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements

For the Years Ended

December 31, 2013 and 2012

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Capital Bancorp, Inc. and Subsidiary

Richmond, Virginia

We have audited the accompanying consolidated statements of financial condition of First Capital Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/S/ Cherry Bekaert LLP

Richmond, Virginia

March 27, 2014

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012
	(Dollars in thousands)
ASSETS
Cash and due from banks	$10,202	$8,577
Interest-bearing deposits in other banks	3,985	26,744
Total cash and cash equivalents	14,187	35,321
Investment securities:
Available for sale, at fair value	71,511	86,825
Held to maturity, at cost	2,375	2,880
Restricted, at cost	3,554	3,479
Loans held for sale	992	9,912
Loans, net of allowance for losses of $8,165 in 2013 and $7,269 in 2012	423,160	368,920
Other real estate owned	2,658	3,771
Premises and equipment, net	10,451	10,945
Accrued interest receivable	1,701	1,807
Bank owned life insurance	9,580	9,251
Deferred tax asset	6,064	6,781
Prepaid FDIC premiums	-	809
Other assets	1,652	2,246
Total assets	$547,885	$542,947
LIABILITIES
Deposits
Noninterest-bearing	$67,694	$60,098
Interest-bearing	388,274	399,015
Total deposits	455,968	459,113
Securities sold under repurchase agreements	1,393	871
Subordinated debt and trust preferred	7,155	7,155
Federal Home Loan Bank advances	30,000	25,000
Accrued expenses and other liabilities	3,687	3,720
Total liabilities	498,203	495,859
STOCKHOLDERS' EQUITY
Preferred stock, See Note 9	22	22
Common stock, See Note 19	50,208	49,100
Additional paid-in capital	4,448	4,072
Accumulated deficit	(4,590)	(8,120)
Warrants	-	661
Discount on preferred stock	(16)	(84)
Accumulated other comprehensive income (loss), net of tax	(390)	1,437
Total stockholders' equity	49,682	47,088
Total liabilities and stockholders' equity	$547,885	$542,947

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Years Ended December 31, 2013 and 2012

	For The Years Ended
	December 31,
	2013	2012

	(Dollars in thousands,
	except per share data)
Interest and dividend income
Loans	$20,915	$20,438
Investments:
Taxable interest income	1,797	2,126
Tax exempt interest income	222	266
Dividends	141	139
Interest bearing deposits	21	44
Total interest income	23,096	23,013
Interest expense
Deposits	4,672	5,555
FHLB advances	331	960
Subordinated debt and other borrowings	141	159
Total interest expense	5,144	6,674
Net interest income	17,952	16,339
(Recovery of) provision for loan losses	(186)	9,196
Net interest income after
provision for loan losses	18,138	7,143
Noninterest income
Fees on deposits	354	377
Gain on sale of securities	329	79
Gain on sale of loans	798	669
Other	921	857
Total noninterest income	2,402	1,982
Noninterest expenses
Salaries and employee benefits	8,964	7,585
Occupancy expense	785	782
Data processing	989	844
Professional services	424	644
Advertising and marketing	397	285
FDIC assessment	340	705
Virginia franchise tax	475	240
(Gain) loss on sale and write down of other real estate owned	(105)	1,662
Depreciation	578	624
FHLB prepayment penalty	-	2,767
Other	2,065	2,283
Total noninterest expense	14,912	18,421
Net income (loss) before income taxes	5,628	(9,296)
Income tax expense (benefit)	1,754	(3,290)
Net income (loss)	3,874	(6,006)
Effective dividend on preferred stock	345	623
Net income available (loss) allocable to common stockholders	$3,529	$(6,629)
Basic net income (loss) per common share	$0.29	$(0.76)
Diluted net income (loss) per common share	$0.25	$(0.76)

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income/(Loss)

Years Ended December 31, 2013 and 2012

	For The Years Ended December 31,
	2013	2012

	(Dollars in thousands)

Net income (loss)	$3,874	$(6,006)
Other comprehensive income (loss):
Investment securities:
Unrealized gains (losses) on investment securities
available for sale	(2,439)	1,282
Tax effect	829	(436)
Reclassification of gains recognized in net income	(329)	(79)
Tax effect	112	27
Total other comprehensive (loss) income	(1,827)	794
Comprehensive income (loss)	$2,047	$(5,212)

See notes to consolidated financial statements

First Capital Bancorp, Inc. Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2013 and 2012

(Dollars in thousands, except share data)

							Accumu-
						Discount	lated Other
			Additional			on	Compre-
	Preferred	Common	Paid-in	Accumulated		Preferred	hensive
	Stock	Stock	Capital	Deficit	Warrants	Stock	Income	Total

Balances December 31, 2011	$44	$11,885	$29,695	$(1,942)	$661	$(303)	$643	$40,683
Net loss	-	-	-	(6,006)	-	-	-	(6,006)
Other comprehensive income	-	-	-	-	-	-	794	794
Preferred stock dividend	-	-	(266)	(138)	-	-	-	(404)
Accretion of discount on
preferred stock	-	-	(61)	(34)	-	95	-	-
Stock based compensation	-	-	117	-	-	-	-	117
Redemption of preferred stock	(22)	-	(5,650)	-	-	124	-	(5,548)
Proceeds from issuance
of 8.9 million shares
of common stock,
net of costs	-	35,654	(18,287)	-	-	-	-	17,367
Warrants exercised
in connection with
8.9 million shares issued	-	169	(85)	-	-	-	-	85
Issuance of 348 thousand
share of restricted stock	-	1,392	(1,392)

Balances December 31, 2012	$22	$49,100	$4,072	$(8,120)	$661	$(84)	$1,437	$47,088

Balances December 31, 2012	$22	$49,100	$4,072	$(8,120)	$661	$(84)	$1,437	$47,088
Net income	-	-	-	3,874	-	-	-	3,874
Other comprehensive loss	-	-	-	-	-	-	(1,827)	(1,827)
Preferred stock dividend	-	-	-	(276)	-	-	-	(276)
Accretion of discount on
preferred stock	-	-	-	(68)	-	68	-	-
Stock based compensation	-	-	659	-	-	-	-	659
Redemption of common stock
warrants on preferred stock	-	-	395	-	(661)	-	-	(266)
Costs associated with
redemption of
common stock warrants	-	-	(15)	-	-	-	-	(15)
Retirement of common stock
and associated warrants	-	(219)	1	-	-	-	-	(218)
Warrants exercised
in connection with
8.9 million shares issued	-	1,327	(664)	-	-	-	-	663
Balances December 31, 2013	$22	$50,208	$4,448	$(4,590)	$-	$(16)	$(390)	$49,682

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2013 and 2012

	2013	2012
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$3,874	$(6,006)
Adjustments to reconcile net income to net cash
provided by operating activities:
(Recovery of) provision for loan losses	(186)	9,196
Depreciation of premises and equipment	578	624
Net amortization of bond premiums/discounts	722	1,028
Stock based compensation expense	659	117
Deferred income tax expense (benefit)	1,659	(3,368)
Gain on sale of securities	(329)	(79)
Gain on loans sold	(798)	(669)
(Gain) loss on sale and write down of OREO	(105)	1,662
Increase in cash surrender value of bank owned life insurance	(329)	(334)
Proceeds from sale of loans held for sale	80,074	71,889
Origination of loans held for sale	(70,356)	(79,766)
Decrease in other assets	1,403	1,078
Decrease (increase) in accrued interest receivable	106	(118)
(Decrease) increase in accrued expenses and other liabilities	(33)	1,675
Net cash provided by (used in) operating activities	16,939	(3,071)
Cash flows from investing activities
Proceeds from maturities and calls of securities	1,592	3,326
Proceeds from paydowns of securities available-for-sale	13,036	12,523
Purchase of securities available-for-sale	(25,466)	(23,669)
Proceeds from sale of securities available-for-sale	23,495	5,288
Proceeds from sale of other real estate owned	1,942	2,082
Improvements in other real estate owned	106	-
(Purchase) redemption of Federal Home Loan Bank Stock, net	(64)	1,258
Purchase of Federal Reserve Stock, net	(11)	(140)
Purchases of premises and equipment	(84)	(297)
Net increase in loans	(54,884)	(17,015)
Net cash used in investing activities	(40,338)	(16,644)
Cash flows from financing activities
Net (decrease) increase in deposits	(3,145)	18,914
Borrowings (repayments) with FHLB, net	5,000	(25,000)
Dividends on preferred stock	(276)	(404)
Cash paid for redemption of common stock warrants, net of expenses	(281)	-
Cash paid for TARP preferred stock redemption	-	(5,548)
Proceeds from issuance of additional stock under rights offering,
net of associated offering costs	-	17,367
Retirement of common stock and associated warrants and
warrants exercised in connection with the rights offering, net	445	85
Net increase (decrease) in repurchase agreements	522	(737)
Net cash provided by financing activities	2,265	4,677
Net decrease in cash and cash equivalents	(21,134)	(15,038)
Cash and cash equivalents, beginning of period	35,321	50,359
Cash and cash equivalents, end of period	$14,187	$35,321

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2013 and 2012

(Continued)

	2013	2012

	(Dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid during the period	$5,145	$5,205
Taxes refunded, net of taxes paid during the period	$917	$450
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$3,130	$224
Unrealized (loss) gain on securities available for sale, net of tax	$(1,610)	$847
Company financed sales of other real estate owned	$2,300	$355

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

Loans Held for Sale — Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements.  Net unrealized losses are recognized through a valuation allowance by charges to income.

Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.  The Company typically releases the mortgage servicing rights when the loans are sold.

The Company accounts for the transfer of financial assets in accordance with authoritative accounting guidance which is based on consistent application of a financial-components approach that recognizes the financial and servicing assets we control and the liabilities we have incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.  The guidance provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings.

As is customary in such sales, the Company provides indemnifications to the buyers under certain circumstances. These indemnifications may include our repurchase of loans.  No repurchases and losses during the last two years have been experienced; accordingly, no provision is made for losses at the time of sale.

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  Time elapsing between issuance of a loan commitment and closing and sale of the loan generally ranges from 5 to 20 days.  The Company protects itself from changes in interest rates through the use of best efforts forward delivery contracts, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  As a result, the Company is not exposed to losses nor will we realize significant gains related to our rate lock commitments due to changes in interest rates.

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.  Due to high correlation between rate lock commitments and best efforts contracts, no significant gains or losses have occurred on the rate lock commitments for the years ended December 31, 2013, and 2012.

Other real estate owned – Other real estate owned (“OREO”) is comprised of real estate properties acquired in partial or total satisfaction of problem loans.  The properties are recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis for the asset.  Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses.  Subsequent to foreclosure, valuations are periodically performed by management and the properties are carried at the lower of carrying amount or fair value less cost to sell.  Subsequent write-downs that may be required to the carrying value of these properties are charged to current operations.  Gains and losses realized from the sale of other real estate owned are included in current operations.

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

Impairment or Disposal of Long-Lived Assets - The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used, such as bank premises and equipment, is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceed the fair value of the asset.  Assets to be disposed of, such as foreclosed properties, are reported at the lower of the carrying amount or fair value less costs to sell.

Bank-owned life insurance – During 2011 and 2010, the Bank purchased life insurance on key employees in the face amount of $21.4 million and $1.3 million respectively.  The policies are recorded at their cash surrender value.  The cash surrender value at December 31, 2013, and 2012, was $9.6 million and $9.3 million, respectively.  Income generated from these policies is recorded as noninterest income.

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

Income taxes - Income tax expense is the total of the current year income tax due or refundable, and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Advertising costs - Advertising costs are expensed in the period they are incurred and amounted to $397 thousand and $285 thousand for December 31, 2013, and 2012, respectively.

Earnings (Loss) Per Common Share—Earnings (loss) per common share represents net income allocable to stockholders, which represents net income (loss) less dividends paid or payable to preferred stock shareholders, divided by the weighted-average number of common shares outstanding during the period.  For diluted earnings per common share, net income allocable to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options and restricted stock, as well as any adjustment to income that would result from the assumed issuance.  The effects of restricted stock and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.  Potential common shares that may be issued relate solely to outstanding stock options, warrants, and restricted stock and are determined using the treasury stock method.

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

Recently Issued Accounting Pronouncements

On February 5, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires the Company to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.

•

Cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account instead of directly to income or expense.

The amendments are effective for reporting periods beginning after December 15, 2012. This pronouncement will not have a material effect on the financial statements.

On February 7, 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification  (“Codification”) or subject to a master netting arrangement or similar agreement.

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

Note 2 – Restriction of Cash

To comply with Federal Reserve regulations, the Company is required to maintain certain average cash reserve balances.  The daily average cash reserve requirements were approximately $731 thousand for the week including December 31, 2013, and  $515 thousand for the week including December 31, 2012.

Note 3 – Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2013, and 2012, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$-	$-	$-	$-
Mortgage-backed securities	22,258	186	302	22,142
Corporate bonds	5,996	53	48	6,001
Collateralized mortgage obligation securities	27,186	345	198	27,333
State and political subdivisions - taxable	15,024	56	753	14,327
State and political subdivisions - tax exempt	1,637	71	-	1,708
SBA - Guarantee portion	-	-	-	-
	$72,101	$711	$1,301	$71,511

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$-	$-	$-	$-
Mortgage-backed securities	11,563	476	4	12,035
Corporate bonds	16,708	114	123	16,699
Collateralized mortgage obligation securities	36,996	945	10	37,931
State and political subdivisions - taxable	15,247	684	122	15,809
State and political subdivisions - tax exempt	2,862	179	-	3,041
SBA - Guarantee portion	1,271	39	-	1,310
	$84,647	$2,437	$259	$86,825

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

Held-to-maturity	(Dollars in thousands)
Tax-exempt municipal bonds	$2,375	$138	$3	$2,510
	$2,375	$138	$3	$2,510

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

Held-to-maturity	(Dollars in thousands)
Tax-exempt municipal bonds	$2,880	$345	$-	$3,225
	$2,880	$345	$-	$3,225

The proceeds from sales, maturities, calls and paydowns of securities and the associated gains and losses are listed below:

	2013	2012
Proceeds	$38,123	$21,137
Gross Gains	$377	$109
Gross Losses	$(48)	$(30)

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
	Amortized	Fair
	Cost	Value
Available for sale
One to five years	$6,848	$6,900
Five to ten years	15,827	15,468
Beyond ten years	49,426	49,143
Total	$72,101	$71,511

Held to maturity
Five to ten years	$350	$376
Beyond ten years	2,025	2,134
Total	$2,375	$2,510

Total	$74,476	$74,021

The following table summarizes securities with unrealized losses at December 31, 2013, and December 31, 2012, aggregated by major security type and length of time in a continuous unrealized loss position. The unrealized losses are due to changes in interest rates and other market conditions.  At December 31, 2013, ten out of 101 securities held by the Company had fair values less than amortized cost, primarily in municipal securities.  At December 31, 2012, 17 out of 139 securities held by the Company had fair values less than amortized cost, primarily in municipal securities and corporate bonds.  All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses, the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses, and the small likelihood that the Company will not be required to sell the securities before their anticipated recovery.

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Assets:
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	9,599	248	856	54	10,455	302
Corporate bonds	-	-	1,949	48	1,949	48
CMO securities	8,183	198	-	-	8,183	198
State & political subdivisions-taxable	8,129	564	2,536	189	10,665	753
State & political subdivisions-tax exempt	-	-	-	-	-	-
SBA	-	-	-	-	-	-
All securities	$25,911	$1,010	$5,341	$291	$31,252	$1,301

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Assets:
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	1,011	4	-	-	1,011	4
Corporate bonds	964	32	4,908	91	5,872	123
CMO securities	611	10	-	-	611	10
State & political subdivisions-taxable	4,807	122	-	-	4,807	122
State & political subdivisions-tax exempt	-	-	-	-	-	-
SBA	-	-	-	-	-	-
All securities	$7,393	$168	$4,908	$91	$12,301	$259

Restricted equity securities consist primarily of Federal Home Loan Bank of Atlanta stock in the amount of $2.0 million and  $1.9 million as of December  31, 2013, and December 31, 2012, respectively, and Federal Reserve Bank stock in the amount of $1.5 million at December 31,  2013, and 2012.  Restricted equity securities are carried at cost.  The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets.  The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of its outstanding capital.

Securities with carrying values of approximately $1.4 million and  $871 thousand were pledged as collateral at December 31, 2013, and December 31, 2012, respectively, to secure purchases of federal funds, repurchase agreements, and collateral for customer’s deposits.

Note 4 – Loans

Major classifications of loans are as follows:

	December 31,	December 31,
	2013	2012

	(Dollars in thousands)

Real estate
Residential	$142,702	$131,144
Commercial	165,216	144,034
Residential Construction	22,603	13,202
Other Construction, Land
Development & Other Land	43,257	45,053
Commercial	55,947	40,423
Consumer	1,615	2,215
Total loans	431,340	376,071
Less:
Allowance for loan losses	8,165	7,269
Net deferred (fees) costs	(15)	118
Loans, net	$423,160	$368,920

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

Activity in the allowance for loan losses for the years ended is as follows:

	December 31,
	2013	2012

	(Dollars in thousands)

Balance, beginning of period	$7,269	$9,271
(Recovery of) provision for loan losses	(186)	9,196
Recoveries	3,374	430
Charge-offs	(2,292)	(11,628)
Balance, end of period	$8,165	$7,269
Ratio of allowance for loan
losses as a percent of loans
outstanding at the end of the period	1.89%	1.93%

The following table presents activity in the allowance for loan losses by portfolio segment:

	Real Estate
				Other
				Construction
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)
Balance, January 1, 2013	$2,654	$2,947	$284	$606	$762	$16	$7,269
Provision for loan losses	381	(562)	(500)	51	447	(3)	(186)
Recoveries	17	998	1,030	1,324	5	-	3,374
Charge-offs	(161)	(333)	(223)	(1,357)	(218)	-	(2,292)
Balance, December 31, 2013	$2,891	$3,050	$591	$624	$996	$13	$8,165

Balance, January 1, 2012	$3,680	$1,375	$650	$2,175	$1,370	$21	$9,271
Provision for loan losses	1,264	4,093	1,092	2,388	364	(5)	9,196
Recoveries	224	78	1	17	110	-	430
Charge-offs	(2,514)	(2,599)	(1,459)	(3,974)	(1,082)	-	(11,628)
Balance, December 31, 2012	$2,654	$2,947	$284	$606	$762	$16	$7,269

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

The following table presents the aging of unpaid principal in loans as of December 31, 2013, and December 31, 2012:

	December 31, 2013
		90+ Days
	30-89 Day	Past Due
	Past Due	and Accruing	Nonaccrual	Current	Total

	(Dollars in thousands)
Real estate
Residential	$748	$-	$1,720	$140,234	$142,702
Commercial	-	-	560	164,656	165,216
Residential Construction	-	-	414	22,189	22,603
Other Construction, Land
Development & Other Land	-	-	1,402	41,855	43,257
Commercial	182	-	371	55,394	55,947
Consumer	57	-	-	1,558	1,615
Total	$987	$-	$4,467	$425,886	$431,340

	December 31, 2012
		90+ Days
	30-89 Day	Past Due
	Past Due	and Accruing	Nonaccrual	Current	Total

	(Dollars in thousands)
Real estate
Residential	$1,752	$-	$2,005	$127,387	$131,144
Commercial	198	1,338	810	141,688	144,034
Residential Construction	-	-	1,255	11,947	13,202
Other Construction, Land
Development & Other Land	28	-	3,406	41,619	45,053
Commercial	-	-	538	39,885	40,423
Consumer	79	-	-	2,136	2,215
Total	$2,057	$1,338	$8,014	$364,662	$376,071

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

The following table provides details of the Company’s loan portfolio internally assigned grade at December 31, 2013, and December 31, 2012:

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(Dollars in thousands)
Real estate
Residential	$133,389	$5,523	$3,790	$-	$-	$142,702
Commercial	157,028	5,272	2,916	-	-	165,216
Residential Construction	21,330	355	918	-	-	22,603
Other Construction, Land
Development & Other Land	32,914	2,504	7,839	-	-	43,257
Commercial	53,794	1,227	926	-	-	55,947
Consumer	1,558	57	-	-	-	1,615
Total	$400,013	$14,938	$16,389	$-	$-	$431,340

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(Dollars in thousands)
Real estate
Residential	$117,996	$8,895	$4,253	$-	$-	$131,144
Commercial	126,220	14,131	3,683	-	-	144,034
Residential Construction	8,123	2,515	2,564	-	-	13,202
Other Construction, Land
Development & Other Land	25,857	10,713	8,483	-	-	45,053
Commercial	38,295	962	1,166	-	-	40,423
Consumer	2,049	88	78	-	-	2,215
Total	$318,540	$37,304	$20,227	$-	$-	$376,071

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

The loan risk rankings were updated for the year ended December 31, 2013, on December  10 and 11, 2013. The loan risk rankings were updated for the quarter ended December 31, 2012, on December 13, 2012.

The following table provides details regarding impaired loans by segment and class at December 31, 2013, and December 31, 2012:

	December 31, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(Dollars in thousands)
With no related allowance:
Real estate
Residential	$1,720	$2,238	$-	$2,184	$2,522	$-
Commercial	560	916	-	810	3,570	-
Residential Construction	414	630	-	1,255	1,974	-
Other Construction, Land
Development & Other Land	2,222	3,009	-	5,428	14,050	-
Commercial	371	959	-	538	1,071	-
Consumer	-	-	-	-	-	-
Total	$5,287	$7,752	$-	$10,215	$23,187	$-

With an allowance:
Real estate
Residential	$-	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-	-
Residential Construction	-	-	-	-	-	-
Other Construction, Land
Development & Other Land	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

Total
Real estate
Residential	$1,720	$2,238	$-	$2,184	$2,522	$-
Commercial	560	916	-	810	3,570	-
Residential Construction	414	630	-	1,255	1,974	-
Other Construction, Land
Development & Other Land	2,222	3,009	-	5,428	14,050	-
Commercial	371	959	-	538	1,071	-
Consumer	-	-	-	-	-	-
Total	$5,287	$7,752	$-	$10,215	$23,187	$-

The following table provides details of the balance of the allowance for loan losses and the recorded investment in financing receivables by impairment method for each loan portfolio segment:

	Real Estate
				Other
				Construction,
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)
December 31, 2013
Allowance for loan losses, evaluated
Individually	$-	$-	$-	$-	$-	$-	$-
Collectively	2,891	3,050	591	624	996	13	8,165
Total ending allowance	$2,891	$3,050	$591	$624	$996	$13	$8,165

Loans, evaluated
Individually	$1,720	$560	$414	$2,222	$371	$-	$5,287
Collectively	140,982	164,656	22,189	41,035	55,576	1,615	426,053
Total ending loans	$142,702	$165,216	$22,603	$43,257	$55,947	$1,615	$431,340

December 31, 2012
Allowance for loan losses, evaluated
Individually	$-	$-	$-	$-	$-	$-	$-
Collectively	2,654	2,947	284	606	762	16	7,269
Total ending allowance	$2,654	$2,947	$284	$606	$762	$16	$7,269

Loans, evaluated
Individually	$2,184	$810	$1,255	$5,428	$538	$-	$10,215
Collectively	128,960	143,224	11,947	39,625	39,885	2,215	365,856
Total ending loans	$131,144	$144,034	$13,202	$45,053	$40,423	$2,215	$376,071

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

	Twelve Months Ended		Twelve Months Ended
	December 31, 2013		December 31, 2012
	Interest	Average	Interest	Average
	Income	Recorded	Income	Recorded
	Recognized	Investment	Recognized	Investment

	(Dollars in thousands)		(Dollars in thousands)

Real estate
Residential	$222	$1,798	$112	$2,857
Commercial	82	635	106	1,410
Residential Construction	13	789	95	2,216
Other Construction, Land
Development & Other Land	234	3,763	372	6,636
Commercial	8	418	9	707
Consumer	-	-	-	176
Total	$559	$7,403	$694	$14,002

Cash payments received on impaired loans are applied on a cash basis with all cash receipts applied first to principal and any payments received in excess of the unpaid principal balance being applied to interest.

Troubled Debt Restructurings

ASC 310 defines a troubled debt restructuring as a restructuring of debt where a creditor for economic or legal reasons related to a debtor’s financial difficulties grants a concession to the debtor that it would not otherwise render.  The concession is granted by the creditor in an attempt to protect as much of its investment as possible.  The concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court.  Troubled debt restructurings include modification of the terms of a debt, such as a reduction of the stated interest rate lower than the current market for new debt with similar risk, a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, or a reduction of accrued interest.

Management reviews all restructured loans that occur during the year for identification as troubled debt restructurings.  Management identified as troubled debt restructurings certain loans for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology (ASC 450).  Upon identifying the reviewed loans as troubled debt restructurings, management also identified them as impaired under the guidance in ASC 310.

Modification Categories

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described as follows:

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

As of December 31, 2013,  and December 31, 2012, there were no available commitments outstanding for troubled debt restructurings.

The following tables present troubled debt restructurings as of December 31, 2013, and December 31, 2012:

	December 31, 2013
	Total
	Number	Accrual	Nonaccrual	Total
	of Contracts	Status	Status	Modifications

	(Dollars in thousands)

Real estate
Residential	1	$-	$113	$113
Commercial	-	-	-	-
Residential Construction	-	-	-	-
Other Construction, Land
Development & Other Land	3	820	1,093	1,913
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	4	$820	$1,206	$2,026

	December 31, 2012
	Total
	Number	Accrual	Nonaccrual	Total
	of Contracts	Status	Status	Modifications

	(Dollars in thousands)

Real estate
Residential	1	$179	$-	$179
Commercial	-	-	-	-
Residential Construction	-	-	-	-
Other Construction, Land
Development & Other Land	4	2,022	98	2,120
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	5	$2,201	$98	$2,299

Loans reviewed for consideration of modification are reviewed for potential impairment at the time of the restructuring.  Any identified impairment is recognized as an increase in the allowance.

There were no newly restructured loans that occurred during the twelve months ended December 31,  2013, or 2012.

 The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the twelve month periods ended December 31, 2013, or 2012.

	December 31, 2013		December 31, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

	(Dollars in thousands)		(Dollars in thousands)
Real estate
Residential	-	$-	1	$286
Commercial	-	-	-	-
Residential Construction	-	-	-	-
Other Construction, Land
Development & Other Land	-	-	-	-
Commercial	-	-	-	-
Consumer	-		-
Total	-	$-	1	$286

Note 5 - Premises and Equipment

Major classifications of these assets are summarized as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Land	$4,378	$4,378
Building	5,061	5,061
Furniture and equipment	3,601	3,518
Leasehold improvements	1,760	1,759
	14,800	14,716
Less acculumated depreciation	4,349	3,771
Premises and equipment, net	$10,451	$10,945

Accumulated depreciation and amortization at December 31 was as follows:

	2013	2012
	(Dollars in thousands)
Building	$634	$504
Furniture and equipment	2,668	2,351
Leasehold improvements	1,047	916
	$4,349	$3,771

Certain Company premises and equipment are leased under various operating leases.  Rental expense was $437 thousand and $424 thousand in 2013, and 2012, respectively.

Future minimum payments, by year and in the aggregate for operating leases with initial or remaining terms in excess of one year as of December 31, 2013, dollars in thousands, are as follows:

2014	$391
2015	354
2016	264
2017	234
2018	185
Thereafter	392
$1,820

Note 6 – Deposits

Major categories of deposits at December 31, 2013, and 2012 are as follows:

	2013		2012
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$67,694	0.00%	$60,098	0.00%
Interest-bearing deposits
Money market and NOW accounts	168,529	0.38%	158,889	0.37%
Certificates of deposit
Less than $100,000	75,480	1.77%	82,876	1.65%
Greater than $100,000	144,265	1.64%	157,250	1.92%
	$455,968		$459,113

Time deposits will mature as follows:

2014	$79,048
2015	53,634
2016	31,839
2017	28,556
2018	26,668
$219,745

The Company classifies deposit overdrafts as other consumer loans which totaled $41 thousand at December 31, 2013, and $28 thousand at December 31, 2012.

In the normal course of business, the Company has received deposits from directors and executive officers.  At December 31, 2013, and 2012, deposits from directors and executive officers were approximately $31.9 million and  $24.5 million, respectively.  All such deposits were received in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with unrelated persons.

Note 7 – FHLB Advance, Securities Sold Under Repurchase Agreements and Federal Funds Purchased

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company, they can be invested at a positive rate of return, or they can be used to minimize interest rate risk.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Company is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB advances are secured by the pledge of FHLB stock and a blanket lien on qualified 1 to 4 family residential real estate loans and a blanket lien on qualified commercial mortgages.

Advances from the FHLB at December 31, 2013, and 2012 consist of the following:

2013	2012
		Interest
Advance Amount		Rate	Maturity

(Dollars in thousands)
$10,000	$10,000	0.72%	06/26/2015
5,000	5,000	0.95%	06/27/2016
5,000	5,000	1.11%	08/10/2017
5,000	5,000	2.95%	12/06/2017
5,000	-	0.25%	09/18/2018
$30,000	$25,000

Aggregate annual maturities of FHLB advances (based on maturity dates) at December 31, 2013 are as follows:

2015	$10,000
2016	5,000
2017	10,000
2018	5,000
$30,000

During 2013, the Company entered into a forward starting advance of $5.0 million at a fixed rate of 2.09%.    The advance must be settled by September 26, 2014, and matures in 2018.  Accordingly, this advance is not reflected in the detail for the December 31, 2013 balance.

During 2012, the Company restructured $45 million in FHLB advances in which the interest rate was reduced from an average of 3.23% to 1.31% on the $45 million in advances.  The average maturities were extended by, approximately 5 years and six months.

The Company has a credit line at the FHLB of Atlanta in the amount of approximately $107.2 million which may be utilized for short and/or long term borrowing.  Collateral of $68.8 million has been pledged in the form of loans at December 31, 2013.

We also maintain additional sources of liquidity through a variety of borrowing arrangements.  The Bank maintains federal funds lines with a large regional money-center banking institution and a local community bankers bank.  These available lines currently total approximately $23.5 million, of which there were no outstanding draws at December 31, 2013.

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

	2013	2012
	(Dollars in thousands)
Maximum outstanding during the year
FHLB advances	$30,000	$55,000
Federal funds purchased	-	-
Repurchase agreements	1,871	4,123
Balance outstanding at end of year
FHLB advances	30,000	25,000
Federal funds purchased	-	-
Repurchase agreements	1,393	871
Average amount outstanding during the year
FHLB advances	26,877	36,831
Federal funds purchased	-	-
Repurchase agreements	1,123	1,365
Average interest rate during the year
FHLB advances	1.23%	2.61%
Federal funds purchased	-	-
Repurchase agreements	0.40%	0.40%
Average interest rate at end of year
FHLB advances	1.13%	1.31%
Federal funds purchased	-	-
Repurchase agreements	0.40%	0.40%

Note 8 – Subordinated Debt

On December 15, 2005, $2.0 million of subordinated debt was issued by the Bank through a pooled underwriting.  The securities have a fixed rate for five years, converting to three month LIBOR plus 1.37% effective December 13, 2010,  and is payable quarterly. The interest rate at December 31, 2013 was 1.61%.  The balance outstanding at December 31, 2013 and 2012 was $2.0 million.  The securities may be redeemed at par beginning December 2010 and each quarter after such date until the securities mature on December 31, 2015.

In January 2014, the Company executed a variable rate subordinated note for $6.5 million with a financial institution.  The note carries an interest rate of 30 day LIBOR plus 5.00% per annum with a floor of 5.5% and a maturity of 10 years.  Principal is repaid $8 thousand per month for the first 60 months and $100 thousand per month for the remaining 60 months.

The subordinated debt may be included in Tier 2 capital for regulatory capital adequacy determination purposes up to 40% of Tier 1 capital.

Note 9 - Cumulative Perpetual Preferred Stock

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

On June 14, 2012, the U. S. Department of the Treasury priced its secondary public offering of all 10,958 shares of the Perpetual Preferred Stock, Series A (“Preferred Stock”). The Company successfully bid for the purchase of 5,427 shares of the Preferred Stock for a total purchase price of $5.0 million, plus accrued and unpaid dividends on the Preferred Stock from and including May 15, 2012 to the settlement date, June 19, 2012. The book value of the Preferred Stock retired was $5.4 million. As a result of its successful bid in the offering, the Company retired 5,427 shares of its original 10,958 shares of Preferred Stock on June 19, 2012. None of the remaining shares of the outstanding Preferred Stock are held by U. S. Treasury, though the common stock purchase warrants associated with the TARP program remained with the U. S. Treasury.

The repurchase of $5.4 million in stated value of the preferred stock at a discount of 8.0% (or an actual cost of $5.0 million) resulted in a one-time adjustment to capital totaling $5.4 million offset by the accretion of $124 thousand of preferred stock discount and expenses related to the transaction approximating $238 thousand. The result was a net decrease in capital of approximately $5.5 million.

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

The preferred shares have a $4.00 par value, with $1,000 liquidation preference. With 2,000,000 authorized shares, at December 31, 2012 and December 31, 2011, there were 5,531 and 10,958 shares outstanding, respectively. In connection with the preferred shares, the Treasury had 251,000 warrants to purchase one common share per warrant for $6.55 per share at December 31, 2012.    In February 2013, in negotiation with the US Treasury, the Company retired these warrants.

Subsequent to year end, the Company redeemed the remaining 5,531 shares of its Preferred Stock for $5.6 million.  Regulatory approval was received for this redemption in November 2013.

Note 10 – Trust Preferred Securities

On September 9, 2006, FCRV Statutory Trust I (the “Trust”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities.  On September 21, 2006, $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The Trust issued $155 thousand in common equity to the Company.  The equity investment of $155 thousand is included in other assets in the accompanying consolidated balance sheet.  The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.70%) which adjusts, and is payable quarterly.  The interest rate at December 31, 2013 was 1.94%.  $5.2 million was outstanding at December 31, 2013 and 2012.  The securities may be redeemed at par beginning on September 15, 2011 and each quarter after such date until the securities mature on September 15, 2036.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.  The Company expects that it is more likely than not that it will have the ability to utilize all deferred tax assets and accordingly no valuation adjustment has been recognized in the financial statements as of December 31, 2013, and 2012.  Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	2013	2012
	(Dollars in thousands)
Deferred tax assets:
Allowance for Loan Losses	$2,776	$2,429
Stock based compensation	347	135
OREO impairment	29	599
Nonaccrual loans	202	773
Net operating loss carryforward	3,134	4,371
AMT tax credit carryover	168	75
Unrealized holding gain on available-for-sale securities	201	-
Other	107	57
	6,964	8,439
Deferred tax liabilities:
Depreciation	312	397
Unrealized holding gain on available-for-sale securities	-	741
Deferred loan costs	396	382
Prepaids	71	18
Other	121	120
	900	1,658
Net deferred tax asset	$6,064	$6,781

A reconciliation of the federal taxes at statutory rates to the tax provision for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
	(Dollars in thousands)
Federal statutory rate	$1,914	$(3,160)
Tax-exempt interest income	(76)	(90)
Nondeductible expenses	23	25
Stock based compensation	12	16
BOLI cash surrender value	(112)	(114)
Miscellaneous	(7)	33
Provision for income taxes expense	$1,754	$(3,290)

Income tax attributable to income before income tax expense is summarized as follows:

	2013	2012
	(Dollars in thousands)
Current federal income tax expense	$95	$78
Deferred federal income tax expense	1,659	(3,368)
Total	$1,754	$(3,290)

The Company has available net operating loss carryforwards totaling approximately $9.4 million and $13.6 million as of December 31, 2013, and 2012, respectively.  The carryforward losses begin to expire in 2031.

Note 12 – Related Party Transactions

In the normal course of business, the Company has made loans to its officers and directors.  Total loans at December 31, 2013, amounted to approximately $20.3 million (excluding $96 thousand in loans to a Director who retired in 2013) of which approximately $2.7 million represents unused lines of credit.  Total loans to these persons at December 31, 2012 amounted to approximately $11.5 million (including  $2.7 million in existing loans to a new Director who joined the board in October 2012) of which approximately $1.5 million represents unused lines of credit.  During 2013, new loans to officers and directors amounted to $8.3 million and repayments amounted to $613 thousand.  During 2012, new loans to officers and directors amounted to $595 thousand and repayments amounted to $428 thousand.  In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations.

During the years ended December 31, 2013, and 2012, the Company utilized the services of a law firm for advice on various legal matters.  The Chairman of the Board of Directors is also a principal in this law firm.  The law firm was approved to provide various legal services to the Company at a cost of $239 thousand and $579 thousand for the years ended December 31, 2013, and 2012, respectively.

The Company also utilized the services of another business to acquire furniture and office supplies. A Board member is involved with the daily activity of this business.  Total purchases for the years ended December 31, 2013, and 2012, were $49 thousand and $33 thousand, respectively.

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

As of December 31, 2013, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s actual capital amounts and ratios are also presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013
Total capital to risk weighted assets
Consolidated	$61,060	13.78%	$35,446	8.00%	$44,307	10.00%
First Capital Bank	$58,960	13.32%	$35,406	8.00%	$44,257	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$54,689	12.34%	$17,723	4.00%	$26,584	6.00%
First Capital Bank	$52,595	11.88%	$17,703	4.00%	$26,554	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$54,689	10.04%	$21,796	4.00%	$27,244	5.00%
First Capital Bank	$52,595	9.67%	$21,754	4.00%	$27,193	5.00%

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012
Total capital to risk weighted assets
Consolidated	$54,929	13.75%	$31,955	8.00%	$39,944	10.00%
First Capital Bank	$52,600	13.17%	$31,944	8.00%	$39,931	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$49,108	12.29%	$15,978	4.00%	$23,966	6.00%
First Capital Bank	$46,781	11.72%	$15,972	4.00%	$23,958	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$49,108	9.19%	$21,371	4.00%	$26,714	5.00%
First Capital Bank	$46,781	8.76%	$21,368	4.00%	$26,709	5.00%

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

	2013	2012
Financial instruments whose contract amounts	(Dollars in thousands)
represent credit risk:
Unused commercial lines of credit	$90,657	$50,982
Unused consumer lines of credit	15,236	13,767
Standby and Performance Letters of Credit	7,194	4,583
Loan commitments	18,418	13,267
	$131,505	$82,599

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

Note 16 – Fair Value Disclosures

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with the Fair Value Measurements and Disclosures topic ASC, the fair value of a financial instrument is the price that would be received in the sale of an asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined using quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact on the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value of a reasonable point within this range is most representative of fair value under current market conditions.

Fair Value

In accordance with this guidance, the Company groups financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value.

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

Following is a description of the valuation methodologies used for instruments measured as fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities available for sale:  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices, when available (Level 1).  If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data.  Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).  The Company obtains a single quote for all securities.  Quotes for all of our securities are provided by our securities accounting and safekeeping correspondent bank.  The Company performs a review of pricing data by comparing prices received from third party vendors to the previous month’s quote for the same security and evaluate any substantial changes.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, and December 31, 2012. Securities identified in Note 3 as restricted securities including stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank (“FRB”) are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB, changes in certain portions of our capital.

	December 31, 2013
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Assets:
Available-for-sale securities	$-	$71,511	$-	$71,511

	December 31, 2012
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Assets:
Available-for-sale securities	$-	$86,825	$-	$86,825

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

Impaired Loans:  Loans are designated as impaired when, in the judgment of management, based on current information and events, it is probable that all amounts when due according to the contractual terms of the loan agreement will not be collected.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral.  Fair value is measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, then the fair value is considered Level 3.  If a real estate loan becomes a nonperforming loan, or if the valuation is over one year old, either an evaluation by an officer of the bank or an outside vendor, or an appraisal is performed to determine current market value.  The Company considers the value of a partially completed project for our loan analysis.  For nonperforming construction loans, the Company obtains a valuation of each partially completed project “as is’ from a third party appraiser.  The Company uses this third party valuation to determine if any charge-offs are necessary.

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

Loans held for sale:  The fair value of loans held for sale is determined using quoted secondary-market prices.  As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

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

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods.

	December 31, 2013
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Impaired loans	$-	$-	$5,287	$5,287
Loans held for sale	-	992	-	992
Other real estate owned	-	-	2,658	2,658
Total	$-	$992	$7,945	$8,937

	December 31, 2012
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Impaired loans	$-	$-	$10,215	$10,215
Loans held for sale	-	9,912	-	9,912
Other real estate owned	-	-	3,771	3,771
Total	$-	$9,912	$13,986	$23,898

The methods and assumptions, not previously presented, used by the Company in estimating fair values are disclosed as follows:

Cash and cash equivalents  – The carrying amounts of cash and cash equivalents approximate their fair value.

Loans receivable  – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk.  Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The interest rates on loans at December 31, 2013, and December 31, 2012 are current market rates for their respective terms and associated credit risk.

Loans held for sale—Loans held for sale are carried at the lower of cost or market value.  These loans currently consist of residential real estate, owner occupied loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different from cost due to the short duration between origination and sale (Level 2).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended December 31, 2013, and December 31, 2012.  Gains and losses on the sale of loans are recorded within income on the Consolidated Statements of Operations.

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

Advances from Federal Home Loan Bank –  The carrying value of advances from the Federal Home Loan Bank due within 90 days from the balance sheet date approximate fair value.  Fair values for convertible advances are estimated using a discounted cash flow calculation that applies interest rates currently being offered on convertible advances with similar remaining maturities.

Repurchase agreements – The carrying value of repurchase agreements due within 90 days from the balance sheet date approximate fair value.

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

Off-balance-sheet instruments  – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings.  These are not deemed to be material at December 31, 2013, and December 31, 2012.

The estimated fair values of the Company’s financial instruments as of December 31, 2013, and December 31, 2012 are as follows:

	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)		(Dollars in thousands)
Financial assets
Cash and cash equivalents	$14,187	$14,187	$35,321	$35,321
Investment securities	73,886	74,021	89,705	90,050
Loans receivable, net	423,160	416,841	368,920	367,217
Loans held for sale	992	997	9,912	9,962
Accrued interest	1,701	1,701	1,807	1,807
BOLI	9,580	9,580	9,251	9,251

Financial liabilities
Deposits	$455,968	$447,956	$459,113	$466,390
FHLB advances	30,000	30,742	25,000	25,638
Subordinated debt	7,155	3,577	7,155	3,750
Repurchase agreements	1,393	1,393	871	871

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of our normal operations.  As a result, the fair values of our financial instruments will change when interest rates levels change and that change may be either favorable or unfavorable to us.  The Company attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to repay in a rising rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  The Company monitors rates and maturities of assets and liabilities and attempt to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate our overall interest rate risk.

Note 17 – Stock Option Plan

The Company has a First Capital Bancorp, Inc. 2000 Stock Option Plan (“the Plan”) pursuant to which options may be granted to Directors, officers and key employees.  The Plan authorizes grants of options to purchase up to 338,484 shares of the Company’s authorized, but unissued common stock.  On March 17, 2010, the Company’s Board of Directors adopted the First Capital Bancorp, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), which was approved by the stockholders of the Company at the annual meeting of stockholders held on May 19, 2010.  The 2010 Plan makes available up to 150,000 shares of the Company’s common stock for issuance upon the grant or exercise of restricted stock, stock options or other equity-based awards as permitted under the 2010 Plan.  At the August 22, 2012 annual meeting of stockholders, an additional 360,000 shares of the Company’s common stock was made available for issuance under the terms of the 2010 Plan.  Each employee and director of the Company and its affiliates may participate in the 2010 Plan.  Unless sooner terminated, the 2010 Plan will terminate on May 19, 2020.  No stock options were granted during 2013.  Stock options covering 5,000 shares were granted during 2012.  All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of grant.  Stock options generally have 10-year terms, vest at the rate of 50 percent per year for Directors and 33 1/3 percent per year for employees.  During 2012, 348,000 shares of restricted stock were granted under the 2010 Plan.  See Note 20—Restricted Stock for details of the issuance.

A summary of the status of the Company’s unvested stock options as of December 31, 2013 and 2012 and changes during the year then ended is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested at December 31, 2012	22,673	$1.90
Granted	-	-
Vested	22,673	1.90
Forfeitures	-	-
Unvested at December 31, 2013	-	$-

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested at December 31, 2011	75,686	$1.98
Granted	5,000	1.33
Vested	57,429	1.97
Forfeitures	584	1.16
Unvested at December 31, 2012	22,673	$1.90

As of December 31, 2013, there was no unrecognized compensation costs related to unvested stock options.  At December 31, 2012, there was $163 thousand of total unrecognized compensation costs related to unvested stock options.

The weighted-average option price and weighted-average remaining term of stock options awarded and not exercised were as follows as of December 31 2013, and 2012:

	2013	2012

Weighted-average price	$7.57	$7.99
Weighted-average term (in years)	5.5	5.2

A summary of the stock option activity is as follows:

		Weighted-Average
	Options	Exercise Price

Options outstanding December 31, 2011	347,600	$7.99
Granted	5,000	2.44
Expired	13,750	7.25
Options outstanding December 31, 2012	338,850	7.99
Granted	-	-
Expired	74,775	9.48
Options outstanding December 31, 2013	264,075	$7.57

The following table summarizes information about stock options outstanding as December 31, 2013:

	Options Outstanding
Exercise Prices	Options Outstanding at December 31, 2013	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price

$2.44 to $4.85	156,050	7.0	$4.02
$7.33 to $10.00	39,000	3.4	$10.06
$10.57 to $17.67	69,025	3.8	$14.19
	264,075

	Options Exerciseable
Exercise Prices	Options Outstanding at December 31, 2012	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price

$2.44 to $4.85	156,050	8.0	$4.02
$7.33 to $10.00	94,775	1.9	$9.39
$10.57 to $17.67	88,025	3.9	$13.53
	338,850

The aggregate intrinsic value of options outstanding was approximately $50 thousand at December 31, 2013.

The Company estimates the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model.  Additional valuation and related assumption information for the Company’s stock options granted in 2012 is presented below:

Weighted average per share fair value of
options granted during the year	$1.33
Dividend yield	0.00%
Expected life (in years)	6
Expected volatility	59.80%
Average risk-free interest rate	0.71%

Note 18 – Other Employee Benefit Plans

During 1999, the Company instituted a contributory thrift plan through the Virginia Bankers Association, covering all eligible employees.  Participants may make contributions to the plan during the year, with certain limitations.  During 2013 and 2012, the Company contributed to the plan an amount equal to seventy-five percent of the first six percent contributed.  The participants are 100% vested upon three years of service to the Company.  Expenses amounted to $252 thousand and  $236 thousand in 2013 and 2012, respectively.

Note 19 – Earnings (Loss) Per Share

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

The basic and diluted income (loss) per share calculations are as follows:

	For the Years Ended
	December 31,
	( in thousands,
	except per share amounts)
	2013	2012

Net income (loss) available (allocable) to common stockholders	$3,529	$(6,629)
Weighted average number of shares outstanding	12,032	8,700
Net income (loss) per common share - basic	$0.29	$(0.76)

Effect of dilutive securities:

Weighted average number of common shares outstanding	12,032	8,700
Effect of stock options, warrants and restricted stock	1,896	-
Diluted average common shares outstanding	13,928	8,700
Net income (loss) per common share - assuming dilution	$0.25	$(0.76)

Stock options, warrants and restricted stock (see Note 20) for 259 thousand and 5.1 million shares of common stock for the years ended December 31, 2013, and 2012, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

During the second quarter of 2012, the Company raised approximately $17.8 million, net of fees and costs, through a rights offering.  As a result of the rights offering, approximately 8.9 million shares of common stock were issued.  Consequently, the weighted average number of shares of common stock increased from 3.0 million shares for the year ended December 31, 2011 to 8.7 million shares for the year ended December 31, 2012.  In connection with the rights offering, the Company distributed 8.9 million warrants to purchase one-half of a share of common stock for $2.00 per whole share.  During the years ended December 31, 2013 and 2012, warrants totaling 708 thousand and 85 thousand, respectively, were exercised leaving 8.1 million and 8.8 million warrants outstanding at December 31, 2013 and 2012, respectively.

The common stock has a par value of $4.00 per share and 30 million shares are authorized.  Shares issued and outstanding were 12,551,952 and 12,274,964 as of December 31, 2013, and 2012, respectively.

Note 20 – Restricted Stock

The First Capital Bancorp, Inc. 2010 Stock Incentive Plan permits the granting of non-vested restricted stock.  The December 2012 grant is divided between restricted time-based stock grants and restricted performance –based stock grants.  Generally, the restricted time-based grants vest 33% per year for employees and 50% per year for Directors.  The restricted performance-based stock is subject to vesting on the third anniversary of the date of the grant based on the performance of the Company’s growth in cumulative tangible book value and cumulative fully-diluted earnings per share growth over a three-year period.  In December 2013, the board of directors approved the acceleration of vesting for both the time and performance based stock for the CEO such that those shares awarded became fully vested at December 31, 2013. The accelerated vesting of these 100,000 shares in 2013 resulted in compensation expense of approximately $206 thousand.  The value of the non-vested stock awards was calculated by multiplying the fair value of the Company’s common stock on grant date by the number of shares awarded.  Recipients of the awards have the right to vote the shares and to receive cash or stock dividends, if any.

The following table summarizes non-vested stock activity for the year ended December 31, 2013:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Balance, December 31, 2012	348,000	$3.07
Granted	-	-
Vested	163,166	3.07
Forfeited	-	-
Balance, December 31, 2013	184,834	$3.07

The estimated unamortized compensation expense, net of estimated forfeitures, related to non-vested stock and stock options issued and outstanding at December 31, 2013 will be recognized as follows for the years ending (dollars in thousands):

	Restricted Stock	Stock Options	Total
2014	$306	$6	$312
2015	149	-	149
Total	$455	$6	$461

At December 31, 2013, there was $455 thousand in total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plan.    The cost is expected to be recognized through 2015.

Note 21 – Bank Owned Life Insurance

During 2011 and 2010, the Bank purchased life insurance on key employees in the face amount of $21.4 million and $1.3 million, respectively.  Per ASC 325, “Investments in Insurance Contracts,” these policies are recorded at their cash surrender value, net of surrender charges and/or early termination charges.  As of December 31, 2013, the BOLI cash surrender value was $9.6 million resulting in other income for 2013 of $329 thousand and an annualized net yield after tax of 5.30%.

The Bank also has a Supplemental Executive Retirement Plan (“SERP”) for the benefit of certain key officers.  The SERP provides selected employees who satisfy specific eligibility requirements with supplemental benefits upon retirement, death, or disability in certain prescribed circumstances.  The Bank recorded expense totaling $119 thousand and  $62 thousand, respectively, for each of the years in the two year period ended December 31, 2013.  The accrued liability related to the SERP was approximately $222 thousand and  $103 thousand as of December 31, 2013 and 2012, respectively.

Note 22 – Condensed Financial Information – Parent Company Only

Following are condensed financial statements of First Capital Bancorp, Inc. as of and for the year ended December 31, 2013 and 2012:

First Capital Bancorp, Inc.
(Parent Corporation Only)
Condensed Statements of Financial Condition
December 31, 2013 and 2012

	2013	2012
	(Dollars in thousands)
Assets
Cash on deposit with subsidiary bank	$1,749	$1,985
Investment in subsidiary	52,641	50,012
Investment in special purpose subsidiary	155	155
Other assets	332	130
	$54,877	$52,282
Liabilities and Stockholder's Equity
Trust preferred debt	$5,155	$5,155
Other liabilities	40	39
Total liabilities	5,195	5,194
Stockholders' Equity
Preferred stock	22	22
Common stock	50,208	49,100
Additional paid-in capital	4,448	4,072
Retained earnings	(4,590)	(8,120)
Warrants	-	661
Discount on preferred stock	(16)	(84)
Accumulated other comprehensive income, net of taxes	(390)	1,437
Total stockholders' equity	49,682	47,088
	$54,877	$52,282

First Capital Bancorp, Inc.
(Parent Corporation Only)
Condensed Statements of Income
Years Ended December 31, 2013 and 2012

	2013	2012
	(Dollars in thousands)
Income
Interest income	$7	$17
Dividends	3	3
Total Income	10	20

Expenses
Interest	104	114
Legal	24	-
Stock based compensation	613	-
Total Expenses	741	114

Net loss before tax benefit	(731)	(94)

Income tax benefit	(195)	(32)

Net loss before undistributed equity in subsidiary	(536)	(62)

Undistributed equity in subsidiary	4,410	(5,944)

Net income/(loss)	$3,874	$(6,006)

First Capital Bancorp, Inc.
(Parent Corporation Only)
Condensed Statements of Cash Flows
Years Ended December 31, 2013 and 2012

	2013	2012
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income/(loss)	$3,874	$(6,006)
Adjustments to reconcile net loss to net cash
used in operating activities
Undistributed (income)/loss of subsidiary	(4,410)	5,944
(Increase) Decrease in other assets	(7)	39
Stock based compensation	613	-
Income tax benefit	(195)	-
Increase/(decrease) in other liabilities	1	(35)
Net cash used in operations	(124)	(58)

Cash Flows from Investing Activities
Capital contribution to subsidiary	-	(10,000)
Net cash used in investing activities	-	(10,000)

Cash Flows from Financing Activities
Redemption of preferred stock	-	(5,548)
Proceeds from rights offering	-	17,367
Retirement of common stock and associated warrants and
warrants exercised in connection with the rights offering, net	445	85
Cash paid for redemption of common stock warrants,
net of expenses	(281)	-
Dividends on preferred stock	(276)	(404)
Net cash provided by (used in) financing activities	(112)	11,500

Net increase (decrease) in cash	(236)	1,442
Cash and cash equivalents, beginning of year	1,985	543

Cash and cash equivalents, end of year	$1,749	$1,985