Form 10-Q
period 2014-03-31
FIRST CAPITAL BANCORP, INC.
filed 2014-05-15
CIK 1373525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

Form 10-Q

________________________________________

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

FIRST CAPITAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Virginia	001-33543	11-3782033
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer
incorporation or organization)		Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

12,688,270 shares of Common Stock, par value $4.00 per share, were outstanding at May 9, 2014.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2014	2013
	(Unaudited)	(*)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$9,524	$10,202
Interest-bearing deposits in other banks	14,436	3,985
Total cash and cash equivalents	23,960	14,187
Investment securities:
Available for sale, at fair value	65,796	71,511
Held to maturity, at cost	2,374	2,375
Restricted, at cost	3,961	3,554
Loans held for sale	-	992
Loans, net of allowance for losses of $8,019 in 2014 and $8,165 in 2013	437,013	423,160
Other real estate owned	2,478	2,658
Premises and equipment, net	10,355	10,451
Accrued interest receivable	1,739	1,701
Bank owned life insurance	9,661	9,580
Deferred tax asset	5,440	6,064
Other assets	1,489	1,652
Total assets	$564,266	$547,885
LIABILITIES
Deposits
Noninterest-bearing	$67,304	$67,694
Interest-bearing	393,186	388,274
Total deposits	460,490	455,968
Securities sold under repurchase agreements	1,786	1,393
Subordinated debt and trust preferred	13,631	7,155
Federal Home Loan Bank advances	40,000	30,000
Accrued expenses and other liabilities	2,528	3,687
Total liabilities	518,435	498,203
STOCKHOLDERS' EQUITY
Preferred stock, See Note 10	-	22
Common stock, See Note 11	50,753	50,208
Additional paid-in capital	-	4,448
Accumulated deficit	(4,886)	(4,590)
Discount on preferred stock	-	(16)
Accumulated other comprehensive loss, net of tax	(36)	(390)
Total stockholders' equity	45,831	49,682
Total liabilities and stockholders' equity	$564,266	$547,885

*Derived from audited, consolidated financial statements

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2014	2013

	(Unaudited)
	(Dollars in thousands,
	except per share data)
Interest and dividend income
Loans	$5,436	$5,033
Investments:
Taxable interest income	387	482
Tax exempt interest income	43	59
Dividends	48	31
Interest bearing deposits	6	6
Total interest income	5,920	5,611
Interest expense
Deposits	1,082	1,254
FHLB advances	91	81
Subordinated debt and other borrowings	120	35
Total interest expense	1,293	1,370
Net interest income	4,627	4,241
(Recovery of) provision for loan losses	(292)	100
Net interest income after
provision for loan losses	4,919	4,141
Noninterest income
Fees on deposits	80	88
Gain on sale of securities	96	31
Gain on sale of loans	55	284
Other	235	199
Total noninterest income	466	602
Noninterest expenses
Salaries and employee benefits	2,334	2,020
Occupancy expense	204	194
Data processing	236	236
Professional services	117	130
Advertising and marketing	128	125
FDIC assessment	90	82
Virginia franchise tax	126	120
(Gain) loss on sale and write down of other real estate owned	(24)	98
Depreciation	137	151
Other	618	454
Total noninterest expense	3,966	3,610
Net income before income taxes	1,419	1,133
Income tax expense	442	338
Net income	977	795
Effective dividend on preferred stock	24	86
Net income available to common stockholders	$953	$709
Basic net income per common share	$0.08	$0.06
Diluted net income per common share	$0.06	$0.05

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2014	2013

	(Unaudited)
	(Dollars in thousands)

Net income	$977	$795
Other comprehensive income (loss):
Investment securities:
Unrealized gains (losses) on investment securities
available for sale	632	(13)
Tax effect	(215)	4
Reclassification of gains recognized in net income	(96)	(31)
Tax effect	33	11
Total other comprehensive income (loss)	354	(29)
Comprehensive income	$1,331	$766

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2014 and 2013

(Unaudited)

(Dollars in thousands)

							Accumu-
						Discount	lated Other
			Additional			on	Compre-
	Preferred	Common	Paid-in	Accumulated		Preferred	hensive
	Stock	Stock	Capital	Deficit	Warrants	Stock	Income	Total

Balances December 31, 2012	$22	$49,100	$4,072	$(8,120)	$661	$(84)	$1,437	$47,088
Net loss	-	-	-	795	-	-	-	795
Other comprehensive loss	-	-	-	-	-	-	(29)	(29)
Preferred stock dividend	-	-	-	(69)	-	-	-	(69)
Accretion of discount on
preferred stock	-	-	-	(17)	-	17	-	-
Stock based compensation	-	-	75	-	-	-	-	75
Redemption of common stock
warrants on preferred stock	-	-	395	-	(661)	-	-	(266)
Costs associated with
redemption of
common stock warrants	-	-	(15)	-	-	-	-	(15)
Warrants exercised
in connection with
8.9 million shares issued	-	40	(20)	-	-	-	-	20

Balances March 31, 2013	$22	$49,140	$4,507	$(7,411)	$-	$(67)	$1,408	$47,599

Balances December 31, 2013	$22	$50,208	$4,448	$(4,590)	$-	$(16)	$(390)	$49,682
Net income	-	-	-	977	-	-	-	977
Other comprehensive income	-	-	-	-	-	-	354	354
Preferred stock dividend	-	-	-	(8)	-	-	-	(8)
Accretion of discount on
preferred stock	-	-	-	(16)	-	16	-	-
Stock based compensation	-	-	84	-	-	-	-	84
Redemption of preferred stock	(22)	-	(4,260)	(1,249)	-	-	-	(5,531)
Warrants exercised
in connection with
8.9 million shares issued	-	545	(272)	-	-	-	-	273
Balances March 31, 2014	$-	$50,753	$-	$(4,886)	$-	$-	$(36)	$45,831

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities
Net income	$977	$795
Adjustments to reconcile net income to net cash
provided by operating activities:
(Recovery of) provision for loan losses	(292)	100
Depreciation of premises and equipment	137	151
Net amortization of bond premiums/discounts	139	240
Stock based compensation expense	84	75
Deferred income tax expense	442	337
Gain on sale of securities	(96)	(31)
Gain on loans sold	(55)	(284)
(Gain) loss on sale and write down of OREO	(24)	98
Increase in cash surrender value of bank owned life insurance	(81)	(83)
Proceeds from sale of loans held for sale	7,167	26,156
Origination of loans held for sale	(6,120)	(23,351)
Decrease in other assets	163	954
Increase in accrued interest receivable	(38)	(3)
Decrease in accrued expenses and other liabilities	(1,159)	(1,418)
Net cash provided by operating activities	1,244	3,736
Cash flows from investing activities
Proceeds from maturities and calls of securities	-	235
Proceeds from paydowns of securities available-for-sale	2,267	3,585
Purchase of securities available-for-sale	(6,195)	(7,791)
Proceeds from sale of securities available-for-sale	10,137	7,177
Proceeds from sale of other real estate owned	233	295
Improvements in other real estate owned	(29)	-
(Purchase) redemption of Federal Home Loan Bank Stock, net	(291)	161
Purchase of Federal Reserve Stock, net	(116)	(48)
Purchases of premises and equipment	(41)	(34)
Net increase in loans	(13,561)	(12,462)
Net cash used in investing activities	(7,596)	(8,882)
Cash flows from financing activities
Net increase (decrease) in deposits	4,522	(15,875)
Borrowings with FHLB	10,000	-
Dividends on preferred stock	(8)	(69)
Cash paid for redemption of common stock warrants and preferred stock, net of expenses	(5,531)	(281)
Proceeds from issuance of subordinated debt, net of payments	6,476	-
Warrants exercised in connection with the rights offering, net	273	20
Net increase in repurchase agreements	393	134
Net cash provided by (used in) financing activities	16,125	(16,071)
Net increase (decrease) in cash and cash equivalents	9,773	(21,217)
Cash and cash equivalents, beginning of period	14,187	35,321
Cash and cash equivalents, end of period	$23,960	$14,104

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,  2014 and 2013

(Unaudited)

(Continued)

	2014	2013

	(Dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid during the period	$1,294	$1,370
Taxes refunded, net of taxes paid during the period	$-	$1,012
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$-	$463
Unrealized (loss) gain on securities available for sale, net of tax	$417	$(9)

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

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

The Company conducts all of its business activities through the branch offices of its wholly owned subsidiary bank, First Capital Bank.  First Capital Bank created RE1, LLC, and RE2, LLC, wholly owned Virginia limited liability companies in 2008 and 2011, respectively, for the sole purpose of taking title to property acquired in lieu of foreclosure.  RE1, LLC, and RE2, LLC have been consolidated with First Capital Bank.  The Company exists primarily for the purpose of holding the stock of the Bank and such other subsidiaries as it may acquire or establish.

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

In management’s opinion the accompanying unaudited consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March  31, 2014, and December 31, 2013 and for the three months ended March  31, 2014, and 2013, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Results for the three month period ended March 31,  2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the consolidated financial statements of the Company as of and for the year ended December 31, 2013, filed as part of the Company’s annual report on Form 10-K.  These interim consolidated financial statements should be read in conjunction with the annual financial statements.

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

March 31, 2014

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

Applicable GAAP requires that the impairment of loans that have been separately identified for evaluation are measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is based on the net realizable value of the collateral. This statement also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on impaired loans.

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

Although management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

Securities available-for-sale and certain mortgage loans held for sale are recorded at fair value on a recurring basis. From time to time, certain assets, consisting primarily of other real estate owned and impaired loans, may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. In periods where there is no adjustment, the asset is generally not considered to be at fair value. Management believes this is a critical accounting policy because the estimation of fair value involves a high degree of complexity and requires us to make subjective judgments that often include assumptions or estimates about various matters.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

Note 2 – Use of Estimates

To prepare financial statements in conformity with GAAP management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results may be different.  In particular, the allowance for loan losses, valuation of other real estate owned, and fair values of financial instruments are subject to change.

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

The basic and diluted income per share calculations are as follows:

	Three Months Ended
	March 31,
	(in thousands,
	except per share amounts)
	2014	2013

Net income available to common stockholders	$953	$709
Weighted average number of shares outstanding	12,423	11,935
Net income per common share - basic	$0.08	$0.06

Effect of dilutive securities:

Weighted average number of common shares outstanding	12,423	11,935
Effect of stock options, warrants and restricted stock	2,457	1,608
Diluted average common shares outstanding	14,880	13,543
Net income per common share - assuming dilution	$0.06	$0.05

The Company has excluded options convertible into 33  thousand shares of common stock for the three months ended March  31, 2014, from the calculation of diluted earnings per share because they were anti-dilutive since the strike price was greater than the average market price.

The Company excluded options convertible into 340 thousand shares of common stock for the three months ended March, 31, 2013, from the calculation of diluted earnings per share because they were anti-dilutive since the strike price was greater than the average market price.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

Note 4 – Stock Options

Accounting standards require the Company to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in the consolidated statements of operations over the service period that the awards are expected to vest.

The stock based compensation, in thousands, expensed during the three months ended March 31, 2014, was  $84 thousand, and the amount expensed during the three months ended March 31, 2013, was $75 thousand. Expensed amounts are included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities are as follows:

	March 31, 2014
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$-	$-	$-	$-
Mortgage-backed securities	25,846	246	219	25,873
Corporate bonds	2,997	14	31	2,980
Collateralized mortgage obligation securities	21,819	358	117	22,060
State and political subdivisions - taxable	14,480	170	510	14,140
State and political subdivisions - tax exempt	708	35	-	743
SBA - Guarantee portion	-	-	-	-
	$65,850	$823	$877	$65,796

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

	(Dollars in thousands)
Available-for-sale
U.S. Government agencies	$-	$-	$-	$-
Mortgage-backed securities	22,258	186	302	22,142
Corporate bonds	5,996	53	48	6,001
Collateralized mortgage obligation securities	27,186	345	198	27,333
State and political subdivisions - taxable	15,024	56	753	14,327
State and political subdivisions - tax exempt	1,637	71	-	1,708
SBA - Guarantee portion	-	-	-	-
	$72,101	$711	$1,301	$71,511

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

	March 31, 2014
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

Held-to-maturity	(Dollars in thousands)
Tax-exempt municipal bonds	$2,374	$194	$-	$2,568
	$2,374	$194	$-	$2,568

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

Held-to-maturity	(Dollars in thousands)
Tax-exempt municipal bonds	$2,375	$138	$3	$2,510
	$2,375	$138	$3	$2,510

Management’s assessment for the current quarter ended March 31, 2014, resulted in no recognition of other than temporary impairment (“OTTI”).

The following table summarizes securities with unrealized losses at March 31, 2014, and December 31, 2013, aggregated by major security type and length of time in a continuous unrealized loss position. The unrealized losses are largely due to changes in interest rates and other market conditions.  At March 31, 2014,  31 out of 92 securities the Company held had fair values less than amortized cost primarily in municipal securities and corporate bonds.  At December 31, 2013,  10 out of 101 securities the Company held had fair values less than amortized cost, primarily in municipal securities.  All unrealized losses are considered by management to be temporary given investment security credit ratings, the short duration of the unrealized losses, the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses, and the fact it is unlikely that the Company will be required to sell the securities before their anticipated recovery.

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Assets:
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	9,138	178	844	41	9,982	219
Corporate bonds	496	2	1,470	29	1,966	31
CMO securities	6,129	117	-	-	6,129	117
State & political subdivisions-taxable	7,295	374	2,039	136	9,334	510
State & political subdivisions-tax exempt	-	-	-	-	-	-
SBA	-	-	-	-	-	-
All securities	$23,058	$671	$4,353	$206	$27,411	$877

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

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

Restricted equity securities consist primarily of Federal Home Loan Bank of Atlanta stock in the amount of $2.3 million and $2.0 million as of March 31, 2014, and December 31, 2013, respectively, and Federal Reserve Bank stock in the amount of $1.6 million at March 31, 2014, and $1.5 million at December 31, 2013.  Restricted equity securities are carried at cost.  The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Company’s total assets.  The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of its outstanding capital.

Securities with a carrying value of approximately $1.8 million and $1.4 million were pledged as collateral at March 31, 2014, and December 31, 2013, respectively, to secure purchases of federal funds, repurchase agreements, and collateral for customer’s deposits.

Note 6 – Loans

Major classifications of loans are as follows:

	March 31,	December 31,
	2014	2013

	(Dollars in thousands)

Real estate
Residential	$144,499	$142,702
Commercial	166,193	165,216
Residential Construction	27,781	22,603
Other Construction, Land
Development & Other Land	44,855	43,257
Commercial	60,316	55,947
Consumer	1,505	1,615
Total loans	445,149	431,340
Less:
Allowance for loan losses	8,019	8,165
Net deferred (fees) costs	(117)	(15)
Loans, net	$437,013	$423,160

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

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

Consumer – Loans in this portfolio are either unsecured or secured by automobiles, marketable securities, etc.  They are generally granted to local customers that have a banking relationship with the Bank.

Activity in the allowance for loan losses for the three months ended is as follows:

	March 31,
	2014	2013

	(Dollars in thousands)

Balance, beginning of period	$8,165	$7,269
(Recovery of) provision for loan losses	(292)	100
Recoveries	290	854
Charge-offs	(144)	(756)
Balance, end of period	$8,019	$7,467
Ratio of allowance for loan
losses as a percent of loans
outstanding at the end of the period	1.80%	1.92%

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

The following table presents activity in the allowance for loan losses by portfolio segment:

	Three Months Ended
	Real Estate
				Other
				Construction
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)

Balance, January 1, 2014	$2,891	$3,050	$591	$624	$996	$13	$8,165
Provision for loan losses	(45)	(138)	168	12	(291)	2	(292)
Recoveries	9	-	1	-	280	-	290
Charge-offs	(144)	-	-	-	-	-	(144)
Balance, March 31, 2014	$2,711	$2,912	$760	$636	$985	$15	$8,019

Balance, January 1, 2013	$2,654	$2,947	$284	$606	$762	$16	$7,269
Provision for loan losses	(8)	(49)	(721)	595	287	(4)	100
Recoveries	3	-	842	7	2	-	854
Charge-offs	(72)	-	(30)	(550)	(104)	-	(756)
Balance, March 31, 2013	$2,577	$2,898	$375	$658	$947	$12	$7,467

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

The following table presents the aging of unpaid principal in loans as of March 31, 2014, and December 31, 2013:

	March 31, 2014
		90+ Days
	30-89 Day	Past Due
	Past Due	and Accruing	Nonaccrual	Current	Total

	(Dollars in thousands)
Real estate
Residential	$1,385	$-	$1,547	$141,567	$144,499
Commercial	-	-	48	166,145	166,193
Residential Construction	-	-	160	27,621	27,781
Other Construction, Land
Development & Other Land	-	-	1,392	43,463	44,855
Commercial	-	-	529	59,787	60,316
Consumer	6	-	-	1,499	1,505
Total	$1,391	$-	$3,676	$440,082	$445,149

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

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

The following table provides details of the Company’s loan portfolio internally assigned grade at March 31, 2014, and December 31, 2013:

	March 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(Dollars in thousands)
Real estate
Residential	$134,808	$4,421	$5,270	$-	$-	$144,499
Commercial	160,323	4,218	1,652	-	-	166,193
Residential Construction	26,557	423	801	-	-	27,781
Other Construction, Land
Development & Other Land	34,825	2,216	7,814	-	-	44,855
Commercial	58,682	1,586	48	-	-	60,316
Consumer	1,471	-	34	-	-	1,505
Total	$416,666	$12,864	$15,619	$-	$-	$445,149

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

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

These credit quality grades are defined as follows:

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

The loan risk rankings were updated for the quarter ended  March 31, 2014 on March 18 and 19, 2014.  The loan risk rankings were updated for the year ended December 31, 2013 on December 10 and 11,  2013.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

The following table provides details regarding impaired loans by segment and class at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(Dollars in thousands)
With no related allowance:
Real estate
Residential	$1,547	$1,940	$-	$1,720	$2,238	$-
Commercial	529	898	-	560	916	-
Residential Construction	160	379	-	414	630	-
Other Construction, Land
Development & Other Land	2,187	2,984	-	2,222	3,009	-
Commercial	48	110	-	371	959	-
Consumer	-	-	-	-	-	-
Total	$4,471	$6,311	$-	$5,287	$7,752	$-

With an allowance:
Real estate
Residential	$-	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-	-
Residential Construction	-	-	-	-	-	-
Other Construction, Land
Development & Other Land	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

Total
Real estate
Residential	$1,547	$1,940	$-	$1,720	$2,238	$-
Commercial	529	898	-	560	916	-
Residential Construction	160	379	-	414	630	-
Other Construction, Land
Development & Other Land	2,187	2,984	-	2,222	3,009	-
Commercial	48	110	-	371	959	-
Consumer	-	-	-	-	-	-
Total	$4,471	$6,311	$-	$5,287	$7,752	$-

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

The following table provides details of the balance of the allowance for loan losses and the recorded investment in financing receivables by impairment method for each loan portfolio segment:

	Real Estate
				Other
				Construction,
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)
March 31, 2014
Allowance for loan losses, evaluated
Individually	$-	$-	$-	$-	$-	$-	$-
Collectively	2,711	2,912	760	636	985	15	8,019
Total ending allowance	$2,711	$2,912	$760	$636	$985	$15	$8,019

Loans, evaluated
Individually	$1,547	$529	$160	$2,187	$48	$-	$4,471
Collectively	142,952	165,664	27,621	42,668	60,268	1,505	440,678
Total ending loans	$144,499	$166,193	$27,781	$44,855	$60,316	$1,505	$445,149

December 31, 2013
Allowance for loan losses, evaluated
Individually	$-	$-	$-	$-	$-	$-	$-
Collectively	2,891	3,050	591	624	996	13	8,165
Total ending allowance	$2,891	$3,050	$591	$624	$996	$13	$8,165

Loans, evaluated
Individually	$1,720	$560	$414	$2,222	$371	$-	$5,287
Collectively	140,982	164,656	22,189	41,035	55,576	1,615	426,053
Total ending loans	$142,702	$165,216	$22,603	$43,257	$55,947	$1,615	$431,340

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

	Three Months Ended
	March 31, 2014
	Interest	Average
	Income	Recorded
	Recognized	Investment

	(Dollars in thousands)

Real estate
Residential	$43	$1,633
Commercial	12	545
Residential Construction	3	287
Other Construction, Land
Development & Other Land	101	2,205
Commercial	-	210
Consumer	-	-
Total	$159	$4,880

	Three Months Ended
	March 31, 2013
	Interest	Average
	Income	Recorded
	Recognized	Investment

	(Dollars in thousands)

Real estate
Residential	$36	$1,828
Commercial	15	798
Residential Construction	2	1,121
Other Construction, Land
Development & Other Land	37	5,149
Commercial	1	485
Consumer	-	-
Total	$91	$9,381

Cash payments received on impaired loans are applied on a cash basis with all cash receipts applied first to principal and any payments received in excess of the unpaid principal balance being applied to interest.

Troubled Debt Restructurings

ASC 310 defines a troubled debt restructuring as a restructuring of a debt where a creditor for economic or legal reasons related to a debtor’s financial difficulties grants a concession to the debtor that it would not otherwise render.  The concession is granted by the creditor in an attempt to protect as much of its investment as possible.  The concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court.  Troubled debt restructurings include modification of the terms of a debt, such as a reduction of the stated interest rate lower thant he current market for new debt with similar risk, a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, or a reduction of accrued interest.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

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

As of March 31, 2014,  and December 31, 2013, there were no available commitments outstanding for troubled debt restructurings.

The following tables present troubled debt restructurings as of March 31, 2014, and December 31, 2013:

	March 31, 2014
	Total
	Number	Accrual	Nonaccrual	Total
	of Contracts	Status	Status	Modifications

	(Dollars in thousands)

Real estate
Residential	1	$272	$-	$272
Commercial	-	-	-	-
Residential Construction	-	-	-	-
Other Construction, Land
Development & Other Land	4	4,759	1,082	5,841
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	5	$5,031	$1,082	$6,113

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

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

There were no newly restructured loans that occurred during the three months ended March 31, 2014, or 2013, or financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three month periods ended March 31, 2014 or 2013.

Note 7 – Other Real Estate Owned

Changes in other real estate owned were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013

	(dollars in thousands)

Beginning Balance	$2,658	$3,771
Additions	29	463
Sales	(209)	(290)
Write-downs	-	(103)
Ending Balance	$2,478	$3,841

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

March 31, 2014

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

Level 3 – Valuation is based on unobservable data that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flows methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

Following is a description of the valuation methodologies used for instruments measured as fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities available for sale:  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices, when available (Level 1).  If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data.  Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).  The Company obtains a single quote for all securities.  Quotes for all of the securities are provided by the securities accounting

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

and safekeeping correspondent bank, which performs a review of pricing data by comparing prices received from third party vendors to the previous month’s quote for the same security and evaluates any substantial changes.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, and December 31, 2013. Securities identified in Note 5 as restricted securities including stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank are excluded from the table below because there is no ability to sell these securities except when the FHLB or FRB require redemption based on either the borrowings at the FHLB, or, in the case of the FRB, changes in certain portions of The Company’s capital.

	March 31, 2014
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Assets:
Available-for-sale securities	$-	$65,796	$-	$65,796

	December 31, 2013
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Assets:
Available-for-sale securities	$-	$71,511	$-	$71,511

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

Impaired Loans:  Loans are designated as impaired when, in the judgment of management, based on current information and events, it is probable that all amounts when due according to the contractual terms of the loan agreement will not be collected.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral.  Fair value is measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3.  If a real estate loan becomes a nonperforming loan, or if the valuation is over one year old, either an evaluation by an officer of the bank or an outside vendor, or an appraisal, is performed to determine current market value.  The Company considers the value of a partially completed project for the Company’s loan analysis.  For nonperforming construction loans,

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

the Company obtains a valuation of each partially completed project “as is” from a third party appraiser.  The Company uses this third party valuation to determine if any charge-offs are necessary.

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

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis during the periods noted.

	March 31, 2014
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Impaired loans	$-	$-	$4,471	$4,471
Loans held for sale	-	-	-	-
Other real estate owned	-	-	2,478	2,478
Total	$-	$-	$6,949	$6,949

	December 31, 2013
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Impaired loans	$-	$-	$5,287	$5,287
Loans held for sale	-	992	-	992
Other real estate owned	-	-	2,658	2,658
Total	$-	$992	$7,945	$8,937

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

The methods and assumptions, not previously presented, used by the Company in estimating fair values are as follows:

Cash and cash equivalents  – The carrying amounts of cash and cash equivalents approximate their fair value.

Loans receivable  – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk.  Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The interest rates on loans at March 31, 2014, and December 31, 2013, are current market rates for their respective terms and associated credit risk.

Loans held for sale—Loans held for sale are carried at the lower of cost or market value.  These loans currently consist of residential real estate, owner occupied loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different from cost due to the short duration between origination and sale (Level 2).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended March 31, 2014, or December 31, 2013.  Gains and losses on the sale of loans are recorded as income on the consolidated statements of operations.

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

Subordinated Debt – The values of the Company’s subordinated debt are variable rate instruments that re-price on a quarterly basis, therefore, carrying value is adjusted for the three month repricing lag in order to approximate fair value.

Bank Owned Life Insurance – The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Off-balance-sheet instruments  – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

and counterparties’ credit standings.  These are not deemed to be material at March 31, 2014, and December 31, 2013.

The estimated fair values of the Company’s financial instruments as of March 31, 2014, and December 31, 2013, are as follows:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)		(Dollars in thousands)
Financial assets
Cash and cash equivalents	$23,960	$23,960	$14,187	$14,187
Investment securities	68,170	68,364	73,886	74,021
Loans receivable, net	437,013	429,763	423,160	416,841
Loans held for sale	-	-	992	997
Accrued interest	1,739	1,739	1,701	1,701
BOLI	9,661	9,661	9,580	9,580

Financial liabilities
Deposits	$460,490	$452,656	$455,968	$447,956
FHLB advances	40,000	40,714	30,000	30,742
Subordinated debt	13,631	9,977	7,155	3,577
Repurchase agreements	1,786	1,786	1,393	1,393

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of the Company’s normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to us.  The Company attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to repay in a rising rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  The Company monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 9 – Recently Issued Accounting Pronouncements

In January 2014, the FASB has issued Accounting Standards Update (ASU) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized.  These amendments clarify that an in substance repossession for foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additional disclosures are required.  The amendments are effective for public business entities for

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

annual periods and interim periods within those annual periods beginning after December 15, 2014.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 10 –Preferred Stock

The Preferred Shares have a $4.00 par value, with $1,000 liquidation preference.  With 2,000,000 authorized shares, there were 5,531 shares outstanding at December 31, 2013.

On January 10, 2014, the Company redeemed the remaining 5,531 shares of its Cumulative Perpetual Preferred Stock, Series A (“Preferred Stock”), for $5.6 million.  The Preferred Stock paid a cumulative dividend quarterly at a rate of 5% per annum.  Effective April 2014, the dividend rate would have increased to 9% per annum.  The Preferred Stock was redeemable at the option of the Company subject to regulatory approval which was received in November 2013.  No shares of the Preferred Stock remain outstanding and 2,000,000 shares remain authorized.

Note 11—Common Stock

The Common Stock has a $4.00 par value.  With 30,000,000 authorized shares, at March 31, 2014, and December 31, 2013, there were 12,688,270 and 12,551,952 shares outstanding, respectively.

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

OVERVIEW

Net income for the first quarter of 2014 was $977 thousand, and net income available to common shareholders was $953 thousand, or $0.06 per fully diluted share, compared to net income of $795 thousand, and net income available to common stockholders of $709 thousand or $0.05 per fully diluted share, for the first quarter of 2013.

Financial Condition

Total assets at March 31, 2014, were $564.3 million, up  $16.4 million from $547.9 million at December 31, 2013.  Cash and cash equivalents increased $9.8 million to $24.0 million at March 31, 2014.  This increase resulted from the growth in interest bearing deposit liabilities and borrowings, as well as cash generated from the paydown of securities in the investment portfolio which were offset by growth in the loan portfolio. Net loans outstanding, which were $437.0 million at March 31, 2014, up $13.9 million from $423.2 million at December 31, 2013, increased due to continued improvement in the local economy and the Company’s further penetration into the  market.  To effectively manage interest rate risk, advances from the Federal Home Loan Bank of Atlanta (FHLB) grew $10.0 million to $40.0 million at March 31, 2014, from $30.0 million at December 31, 2013.  The Company executed a subordinated note totaling $6.5 million in the first quarter of 2014, the proceeds of which were used to redeem the remaining preferred stock for $5.5 million.

At March 31, 2014, the Company’s investment portfolio totaled $68.2 million, a decrease of $5.7 million from $73.9 million at December 31, 2013.  Most of the funds that are invested in the Company’s investment portfolio are part of management’s effort to balance interest rate risk, and to provide liquidity and income to the Company.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the principal source of earnings for the Company.  Net interest income for the first quarter of 2014 compared to net interest income for the comparable period of 2013 improved to $4.6 million from $4.2 million, resulting primarily from the effective utilization of the investment portfolio to fund continued loan growth as well as the decline in rate on interest bearing deposit liabilities.

The net interest margin increased 6 basis points to 3.64%  for the three months ended March 31, 2014, from 3.58% for the first quarter of 2013,  due largely to an increase in loan volume and a decrease in the average rate paid on interest-bearing liabilities of 14 basis points to 1.18% for the first quarter of 2014 from 1.32% for the first quarter of 2013.  This was slightly offset by a 7 basis point decrease in the average yield on earning assets.  The yield on loans, net of unamortized fees and costs, was 5.05% and 5.26% for the first quarters of 2014 and 2013, respectively, with the decrease due primarily to lower rates during the current period.  The average yield on investments  decreased to 2.65% for the first quarter of 2014 from 2.74% for the first quarter of 2013 while average balances in investments decreased to  $76.3 million for the first quarter of 2014  from  $89.1 million for the first quarter of 2013.  Average interest bearing deposits at the Federal Reserve, which were earning 0.26% and 0.25% for the first quarters of 2014 and 2013, respectively, decreased to  $9.0 million at the end of the first quarter of 2014 from  $10.6 million at the end of the first quarter 2013.  The average balance of interest bearing deposits increased to  $389.9 million for the first quarter of 2014 from  $387.5 million for the first quarter of 2013.

Total interest and fees on loans, the largest component of net interest income, increased to $5.4 million during the first quarter of 2014 compared to $5.0 million for the first quarter of 2013 despite the increased pressure of the rate environment.

Interest expense on deposits decreased $172 thousand to $1.1 million, or 13.72% for the first quarter of 2014 compared to $1.3 million for the same period of 2013.  This decrease was due to the change in the deposit mix and a decrease in overall rates paid on time deposits as interest rates paid on interest bearing deposits decreased 19 basis points to 1.13% for the first quarter of 2014 from 1.31% for the first quarter of 2013.

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

	Three Months Ended March 31,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$435,851	$5,436	5.05%	$388,614	$5,033	5.26%
Bank owned life insurance (2)	9,624	122	5.14%	9,297	125	5.46%
Investment securities:
U.S. Agencies	-	-	0.00%	-	-	-%
Mortgage backed securities	23,911	101	1.71%	12,036	58	1.97%
Corporate bonds	4,413	21	1.88%	14,936	90	2.44%
Municipal securities (2)	3,805	65	6.89%	5,526	89	6.53%
Taxable municipal securities	15,459	117	3.07%	16,704	139	3.37%
CMO	25,031	148	2.41%	35,879	197	2.23%
SBA	-	-	0.00%	637	(2)	(1.49)%
Other investments	3,651	47	5.25%	3,404	31	3.66%
Total investment securities	76,270	499	2.65%	89,122	602	2.74%
Interest bearing deposits	8,980	6	0.26%	10,566	6	0.25%
Total earning assets	$530,725	$6,063	4.63%	$497,599	$5,766	4.70%
Cash and cash equivalents	8,866			7,719
Allowance for loan losses	(8,181)			(7,923)
Other assets	21,939			27,311
Total assets	$553,349			$524,706

Liabilities & Stockholders' Equity:
Interest checking	$16,176	$14	0.34%	$12,613	$10	0.33%
Money market deposit accounts	154,627	161	0.42%	142,910	145	0.41%
Statement savings	2,463	2	0.31%	1,406	1	0.32%
Certificates of deposit	216,621	905	1.70%	230,593	1,098	1.93%
Total interest-bearing deposits	389,887	1,082	1.13%	387,522	1,254	1.31%
Fed funds purchased	246	-	0.61%	72	-	0.61%
Repurchase agreements	8,233	8	0.38%	1,105	1	0.40%
Subordinated debt	12,997	113	3.50%	7,155	34	1.94%
FHLB advances	33,000	91	1.12%	25,000	81	1.31%
Total interest-bearing liabilities	444,363	1,294	1.18%	420,854	1,370	1.32%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	61,460			54,862
Other liabilities	1,979			1,849
Total liabilities	63,439			56,711
Shareholders' equity	45,547			47,141
Total liabilities and shareholders' equity	$553,349			$524,706

Net interest income		$4,769			$4,396
Interest rate spread			3.45%			3.38%

Net interest margin			3.64%			3.58%
Ratio of average interest earning assets to
average interest-bearing liabilities			119.43%			118.24%

(1) Includes nonaccrual loans
(2) Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

Noninterest Income

Total noninterest income was $466 thousand for the first quarter of 2014, compared to $602 thousand for the same period of 2013.  The mortgage division added $55 thousand to noninterest income from gains on sales of loans in the first quarter of 2014 compared to $284 thousand for the first quarter of 2013 as the demand for mortgages decreased over the previous periods and this division was closed in the first quarter of 2014.  Other noninterest income increased  $36 thousand for the first quarter of 2014 to $235 thousand compared to $199 thousand for the same period of 2013.  This increase was primarily driven by increased income from account fees and services charges.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings.  Total noninterest expenses for the first quarter of 2014 increased to  $4.0 million, an increase of $356 thousand or 9.86%, compared to $3.6 million for the same period in 2013, primarily resulting from an increase in salaries and employment benefits related to annual performance based salary increases, year end bonuses and increased health care costs which were partially offset by gains on sales of other real estate owned.

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

The effective tax rate for the three month periods ended March 31, 2014 and 2013 was 31.15% and 29.83%, respectively.

ASSET QUALITY

The Company’s allowance for loan losses is an estimate of the amount needed to provide for probable losses inherent in the loan portfolio.  In determining adequacy of the allowance, management considers a number of factors, including the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, effects of credit concentrations and economic conditions.  Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate.

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest, and OREO, were $6.1 million at March, 31 2014, down from $10.2 million at March 31, 2013.  This decrease reflects the results of the Asset Resolution Plan.  At December 31, 2013, nonperforming assets totaled $7.1 million.  Nonperforming assets are composed largely of loans secured by real estate and repossessed properties in our OREO portfolio.  At the end of the first quarter of 2014, OREO was $2.5 million, down from $3.8 million at March 31, 2013.  At March 31, 2014, there were $5.0 million of troubled debt restructurings that were performing loans.

Nonaccrual loans were $3.7 million at March 31, 2014, continuing to decrease from $6.4 million at March 31, 2013, and $4.5 million at December 31, 2013.  The decrease reflects the continued efforts by the Company to decrease nonaccruals in a challenging economic environment.

Loan charge-offs, net of recoveries, amounted to a net recovery of $146 thousand for the first quarter of 2014 compared to a net recovery of $98 thousand for the first quarter of 2013.  For the first quarter of 2014,  the provision for loan losses was recovered in the amount of $292 thousand compared to a provision expense of $100 thousand for the first quarter of 2013.

Although the Company believes it has a sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future.  The allowance for loan losses totaled $8.0 million at March 31, 2014, compared to $7.5 million at March 31, 2013, and $8.2 million at December 31, 2013.  The ratio of the allowance for loan losses to total loans outstanding at March 31, 2014, was 1.80% compared to 1.92%  at March 31, 2013.  The movement in this ratio results from the loan portfolio’s growth since December 31, 2012, and the loan portfolio’s risk factors.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

	2014	2013
	March 31,	December 31,	March 31,

	(Dollars in thousands)
Nonaccrual loans	$3,676	$4,467	$6,366
Loans past due 90 days
and accruing interest	-	-	-
Total nonperforming loans	3,676	4,467	6,366
Other real estate owned	2,478	2,658	3,841
Total nonperforming assets	$6,154	$7,125	$10,207

Allowance for loan losses
to period end loans	1.80%	1.89%	1.92%
Nonperforming assets to total assets	1.09%	1.30%	1.94%
Allowance for loan losses
to nonaccrual loans	218.12%	182.80%	117.29%

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

At March 31, 2014, cash and cash equivalents totaled $24.0 million and unrestricted investment securities not pledged totaled $66.4 million, for a total of 11.76% of total assets, which management believes is adequate to meet short-term liquidity needs.  Management also has alternative sources of funding available, including unused unsecured federal funds facilities with three banks totaling $24.5 million and unused available term loans through the FHLB totaling $36.6 million.

Total liquidity and other alternative sources of liquidity totaled $151.4 million at March 31, 2014, if fully utilized, which represents 32.89% of total deposits.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At March 31, 2014, pre-approved but unused lines of credit for loans totaled approximately $107.7 million. In addition, we had approximately $7.7 million in financial and performance standby letters of credit at March 31, 2014. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualified as Tier 1 capital as of December 31, 2013.  The $6.5 million of subordinated debt issued in the first quarter of 2014 qualifies as Tier 2 capital.  First Capital Bank’s ratios exceed regulatory requirements. As of March 31, 2014, the Company had a Tier 1 risk-based capital ratio of 11.0% and a Total risk-based capital ratio of 13.86%. At December 31, 2013, these ratios were 12.34% and 13.78%, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.  CONTROLS AND PROCEDURES

Based upon an evaluation as of March 31, 2014 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2014.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2014.

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2014.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2014.

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

101

The following materials from the Company’s 10-Q Report for the quarter ended March 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operation, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date:	May 15, 2014	By:	/s/ John M. Presley
John M. Presley
Managing Director & Chief Executive Officer

		By:	/s/ William W. Ranson
William W. Ranson
Executive Vice President & Chief Financial Officer