Form 10-Q
period 2014-06-30
FIRST CAPITAL BANCORP, INC.
filed 2014-08-14
CIK 1373525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

Form 10-Q

________________________________________

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

12,750,065 shares of Common Stock, par value $.01 per share, were outstanding at August 12, 2014.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2014	2013
	(Unaudited)	(*)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$15,468	$10,202
Interest-bearing deposits in other banks	857	3,985
Total cash and cash equivalents	16,325	14,187
Investment securities:
Available for sale, at fair value	70,005	71,511
Held to maturity, at cost	2,373	2,375
Restricted, at cost	4,186	3,554
Loans held for sale	-	992
Loans, net of allowance for losses of $7,894 in 2014 and $8,165 in 2013	453,688	423,160
Other real estate owned	2,279	2,658
Premises and equipment, net	10,761	10,451
Accrued interest receivable	1,721	1,701
Bank owned life insurance	9,742	9,580
Deferred tax asset	5,301	6,064
Other assets	1,720	1,652
Total assets	$578,101	$547,885
LIABILITIES
Deposits
Noninterest-bearing	$74,487	$67,694
Interest-bearing	393,302	388,274
Total deposits	467,789	455,968
Securities sold under repurchase agreements	1,925	1,393
Subordinated debt and trust preferred	13,607	7,155
Federal Home Loan Bank advances	45,000	30,000
Accrued expenses and other liabilities	2,609	3,687
Total liabilities	530,930	498,203
STOCKHOLDERS' EQUITY
Preferred stock, See Note 10	-	22
Common stock, See Note 11	127	50,208
Additional paid-in capital	49,575	4,448
Accumulated deficit	(2,628)	(4,590)
Discount on preferred stock	-	(16)
Accumulated other comprehensive income (loss), net of tax	97	(390)
Total stockholders' equity	47,171	49,682
Total liabilities and stockholders' equity	$578,101	$547,885

*Derived from audited, consolidated financial statements

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

	(Unaudited)		(Unaudited)
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Interest and dividend income
Loans	$5,661	$5,137	$11,096	$10,170
Investments:
Taxable interest income	336	459	723	941
Tax exempt interest income	32	58	75	116
Dividends	46	37	94	68
Interest bearing deposits	5	5	11	12
Total interest income	6,080	5,696	11,999	11,307
Interest expense
Deposits	1,080	1,166	2,162	2,420
FHLB advances	111	82	202	163
Subordinated debt and other borrowings	125	35	245	71
Total interest expense	1,316	1,283	2,609	2,654
Net interest income	4,764	4,413	9,390	8,653
(Recovery of) provision for loan losses	-	-	(292)	100
Net interest income after (receovery of)
provision for loan losses	4,764	4,413	9,682	8,553
Noninterest income
Fees on deposits	87	88	167	176
Gain on sale of securities	175	145	271	176
Gain on sale of loans	-	303	55	586
Other	221	208	456	407
Total noninterest income	483	744	949	1,345
Noninterest expenses
Salaries and employee benefits	2,079	2,117	4,413	4,137
Occupancy expense	214	211	418	405
Data processing	237	253	472	490
Professional services	142	93	259	224
Advertising and marketing	127	165	255	290
FDIC assessment	90	105	180	186
Virginia franchise tax	128	120	254	240
(Gain) loss on sale and write down of other real estate owned	(54)	(55)	(78)	44
Depreciation	147	151	283	302
Other	648	550	1,267	1,002
Total noninterest expense	3,758	3,710	7,723	7,320
Net income before income taxes	1,489	1,447	2,908	2,578
Income tax expense	480	446	922	783
Net income	1,009	1,001	1,986	1,795
Preferred stock dividend	-	86	24	172
Net income available to common stockholders	1,009	915	$1,962	$1,623
Basic net income per common share	$0.08	$0.08	$0.16	$0.14
Diluted net income per common share	$0.07	$0.07	$0.13	$0.12

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(Unaudited)		(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Net income	$1,009	$1,001	$1,986	$1,795
Other comprehensive income (loss):
Investment securities:
Unrealized gains (losses) on investment securities
available for sale	377	(1,726)	1,009	(1,738)
Tax effect	(128)	588	(343)	591
Reclassification of gains recognized in net income	(175)	(145)	(271)	(176)
Tax effect	59	49	92	60
Total other comprehensive income (loss)	133	(1,234)	487	(1,263)
Comprehensive income (loss)	$1,142	$(233)	$2,473	$532

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2014 and 2013

(Unaudited)

(Dollars in thousands)

							Accumu-
						Discount	lated Other
			Additional			on	Compre-
	Preferred	Common	Paid-in	Accumulated		Preferred	hensive
	Stock	Stock	Capital	Deficit	Warrants	Stock	Income	Total

Balances December 31, 2012	$22	$49,100	$4,072	$(8,120)	$661	$(84)	$1,437	$47,088
Net income	-	-	-	1,795	-	-	-	1,795
Other comprehensive loss	-	-	-	-	-	-	(1,263)	(1,263)
Preferred stock dividend	-	-	-	(138)	-	-	-	(138)
Accretion of discount on
preferred stock	-	-	-	(34)	-	34	-	-
Stock based compensation	-	-	233	-	-	-	-	233
Redemption of common stock
warrants on preferred stock	-	-	395	-	(661)	-	-	(266)
Costs associated with
redemption of
common stock warrants	-	-	(15)	-	-	-	-	(15)
Warrants exercised
in connection with
8.9 million shares issued	-	382	(191)	-	-	-	-	191

Balances June 30, 2013	$22	$49,482	$4,494	$(6,497)	$-	$(50)	$174	$47,625

Balances December 31, 2013	$22	$50,208	$4,448	$(4,590)	$-	$(16)	$(390)	$49,682
Net income	-	-	-	1,986	-	-	-	1,986
Other comprehensive income	-	-	-	-	-	-	487	487
Preferred stock dividend	-	-	-	(8)	-	-	-	(8)
Accretion of discount on
preferred stock	-	-	-	(16)	-	16	-	-
Stock based compensation	-	-	159	-	-	-	-	159
Change in par value	-	(50,083)	50,083	-	-	-	-	-
Redemption of preferred stock	(22)	-	(5,509)	-	-	-	-	(5,531)
Warrants exercised
in connection with
8.9 million shares issued	-	2	394	-	-	-	-	396

Balances June 30, 2014	$-	$127	$49,575	$(2,628)	$-	$-	$97	$47,171

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

	2014	2013
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities
Net income	$1,986	$1,795
Adjustments to reconcile net income to net cash
provided by operating activities:
(Recovery of) provision for loan losses	(292)	100
Depreciation of premises and equipment	283	302
Net amortization of bond premiums/discounts	293	416
Stock based compensation expense	159	233
Deferred income tax expense	512	768
Gain on sale of securities	(271)	(176)
Gain on loans sold	(55)	(586)
(Gain) loss on sale and write down of OREO	(78)	44
Increase in cash surrender value of bank owned life insurance	(162)	(167)
Proceeds from sale of loans held for sale	7,167	57,958
Origination of loans held for sale	(6,120)	(51,456)
(Increase) decrease in other assets	(68)	1,816
(Increase) decrease in accrued interest receivable	(20)	20
Decrease in accrued expenses and other liabilities	(1,078)	(613)
Net cash provided by operating activities	2,256	10,454
Cash flows from investing activities
Proceeds from maturities and calls of securities	-	410
Proceeds from paydowns of securities available-for-sale	5,312	7,044
Purchase of securities available-for-sale	(18,253)	(8,839)
Proceeds from sale of securities available-for-sale	15,165	14,026
Proceeds from sale of other real estate owned	575	1,567
Improvements in other real estate owned	(118)	-
(Purchase) redemption of Federal Home Loan Bank Stock, net	(516)	161
Purchase of Federal Reserve Stock, net	(116)	(48)
Purchases of premises and equipment	(593)	(47)
Net increase in loans	(30,236)	(35,215)
Net cash used in investing activities	(28,780)	(20,941)
Cash flows from financing activities
Net increase (decrease) in deposits	11,821	(4,195)
Borrowings with FHLB	15,000	-
Dividends on preferred stock	(8)	(138)
Cash paid for redemption of common stock warrants and preferred stock, net of expenses	(5,531)	(281)
Proceeds from issuance of subordinated debt, net of payments	6,452	-
Warrants exercised in connection with the rights offering, net	396	191
Net increase in repurchase agreements	532	261
Net cash provided by (used in) financing activities	28,662	(4,162)
Net increase (decrease) in cash and cash equivalents	2,138	(14,649)
Cash and cash equivalents, beginning of period	14,187	35,321
Cash and cash equivalents, end of period	$16,325	$20,672

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

(Continued)

	2014	2013

	(Unaudited)
	(Dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid during the period	$2,609	$2,654
Taxes (paid) refunded during the period, net	$(410)	$997
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$-	$2,298
Unrealized gain (loss) on securities available for sale, net of tax	$666	$(1,147)
Company financed sales of other real estate owned	$-	$2,300

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

Note 1 – Basis of Presentation

First Capital Bancorp, Inc. (the “Company”) is the holding company of and successor to First Capital Bank (sometimes referred to herein as the “Bank”). Effective September 8, 2006, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction (the “Share Exchange”) pursuant to an Agreement and Plan of Reorganization dated September 5, 2006, between the Company and the Bank (the “Agreement”).  The Agreement was approved by the shareholders of the Bank at the annual meeting of shareholders held on May 16, 2006.  Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock, par value $4.00 per share, on a one-for-one basis.  As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company of the Bank and the shareholders of the Bank became shareholders of the Company.    Effective June 24, 2014, the Board of Directors approved an amendment to the Company’s Articles of Incorporation whereby the par value of its common stock was changed from $4.00 per share to $.01 per share.

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

In management’s opinion the accompanying unaudited consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June  30,  2014, and December 31, 2013 and for the three and six months ended June 30, 2014, and 2013, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

The evaluation of the allowance for loan losses is based on management’s opinion of an amount that is adequate to absorb probable losses inherent in the Bank’s existing portfolio. The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Accounting for Contingencies, which requires that losses be accrued when occurrence is probable and can be reasonably estimated, and (ii) specific reserves based on accounting for impaired loans, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Although management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if actual economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

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

June 30, 2014

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

Note 3 – Income per share

Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock that have a dilutive impact on shares outstanding were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity.

The basic and diluted income per share calculations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands,		(in thousands,
	except per share amounts)		except per share amounts)
	2014	2013	2014	2013

Net income available to common stockholders	$1,009	$915	$1,962	$1,623
Weighted average number of shares outstanding	12,544	11,966	12,484	11,950
Net income per common share - basic	$0.08	$0.08	$0.16	$0.14

Effect of dilutive securities:

Weighted average number of common shares outstanding	12,544	11,966	12,484	11,950
Effect of stock options, warrants and restricted stock	2,397	1,653	2,410	1,630
Diluted average common shares outstanding	14,941	13,619	14,894	13,580
Net income per common share - assuming dilution	$0.07	$0.07	$0.13	$0.12

The Company has excluded options convertible into 31  thousand shares of common stock for the three and six months ended June 30, 2014, from the calculation of diluted earnings per share because they were anti-dilutive since the strike price was greater than the average market price.

The Company excluded options convertible into 324 thousand shares of common stock for the three and six months ended June, 30, 2013, from the calculation of diluted earnings per share because they were anti-dilutive since the strike price was greater than the average market price.  The Company also excluded 348 thousand shares of restricted common stock for the three and six months ended June 30, 2013 from the calculation of diluted earnings per share because the shares were anti-dilutive since they were issued but not vested.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

Note 4 – Stock Options

Accounting standards require the Company to measure compensation cost for the type of stock-based awards the Company issues at fair value on the date of grant and recognize compensation expense in the consolidated statements of operations over the service period that the awards are expected to vest.

The stock based compensation, in thousands, expensed during the three and six months ended June 30, 2014, was  $76 thousand and $159 thousand, respectively, and the amount expensed during the three and six months ended June 30, 2013, was $158 thousand and $233 thousand, respectively. Expensed amounts are included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities are as follows:

	June 30, 2014
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities	$30,700	$295	$137	$30,858
Corporate bonds	3,498	12	21	3,489
Collateralized mortgage obligation ("CMO") securities	20,480	338	86	20,732
State and political subdivisions - taxable	15,180	94	348	14,926
State and political subdivisions - tax exempt	-	-	-	-
	$69,858	$739	$592	$70,005

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities	$22,258	$186	$302	$22,142
Corporate bonds	5,996	53	48	6,001
Collateralized mortgage obligation ("CMO") securities	27,186	345	198	27,333
State and political subdivisions - taxable	15,024	56	753	14,327
State and political subdivisions - tax exempt	1,637	71	-	1,708
	$72,101	$711	$1,301	$71,511

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

	June 30, 2014
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

Held-to-maturity	(Dollars in thousands)
Tax-exempt municipal bonds	$2,373	$241	$-	$2,614
	$2,373	$241	$-	$2,614

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

Held-to-maturity	(Dollars in thousands)
Tax-exempt municipal bonds	$2,375	$138	$3	$2,510
	$2,375	$138	$3	$2,510

Management’s assessment for the current quarter ended June 30, 2014, resulted in no recognition of other than temporary impairment (“OTTI”).

The following table summarizes securities with unrealized losses at June 30, 2014, and December 31, 2013, aggregated by major security type and length of time in a continuous unrealized loss position. The unrealized losses are largely due to changes in interest rates and other market conditions.  At June 30, 2014,  43 out of 101 securities the Company held had fair values less than amortized cost primarily in municipal and mortgage-backed securities.  At December 31, 2013,  39 out of 101 securities the Company held had fair values less than amortized cost, primarily in municipal and mortgage-backed securities.  All unrealized losses are considered by management to be temporary given investment security credit ratings, the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses, and the fact it is unlikely that the Company will be required to sell the securities before their anticipated recovery.

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Assets:
Mortgage-backed securities	$8,138	$27	$4,421	$110	$12,559	$137
Corporate bonds	993	6	1,484	15	2,477	21
CMO securities	2,613	8	4,887	78	7,500	86
State & political subdivisions-taxable	4,223	46	7,522	302	11,745	348
State & political subdivisions-tax exempt	-	-	-	-	-	-
All securities	$15,967	$87	$18,314	$505	$34,281	$592

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Assets:
Mortgage-backed securities	$9,599	$248	$856	$54	$10,455	$302
Corporate bonds	-	-	1,949	48	1,949	48
CMO securities	8,183	198	-	-	8,183	198
State and political subdivisions-taxable	8,129	564	2,536	189	10,665	753
State and political subdivisions-tax exempt	-	-	-	-	-	-
All securities	$25,911	$1,010	$5,341	$291	$31,252	$1,301

Restricted equity securities consist primarily of Federal Home Loan Bank of Atlanta stock in the amount of $2.5 million and $2.0 million as of June 30, 2014, and December 31, 2013, respectively, and Federal Reserve Bank stock in the amount of $1.6 million at June 30, 2014, and $1.5 million at December 31, 2013.  Restricted equity securities are carried at cost.  The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Company’s total assets.  The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of its outstanding capital.

Securities with a carrying value of approximately $1.9 million and $1.4 million were pledged as collateral at June 30, 2014, and December 31, 2013, respectively, to secure purchases of federal funds, repurchase agreements, and collateral for customer deposits.

Note 6 – Loans

Major classifications of loans are as follows:

	June 30,	December 31,
	2014	2013

	(Dollars in thousands)

Real estate
Residential	$146,893	$142,702
Commercial	174,984	165,216
Residential Construction	30,436	22,603
Other Construction, Land
Development & Other Land	46,361	43,257
Commercial	61,525	55,947
Consumer	1,631	1,615
Total loans	461,830	431,340
Less:
Allowance for loan losses	7,894	8,165
Net deferred fees	(248)	(15)
Loans, net	$453,688	$423,160

A summary of risk characteristics by loan portfolio classification follows:

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

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

Commercial – These loans include loans to businesses that are not secured by real estate.  These loans are typically secured by accounts receivable, inventory, equipment, and other business assets.  Commercial loans are typically granted to local businesses that have a strong track record of profitability and performance.

Consumer – Loans in this portfolio are either unsecured or secured by automobiles, marketable securities, etc.  They are generally granted to local customers that have a banking relationship with the Bank.

Activity in the allowance for loan losses for the six months ended is as follows:

	June 30,
	2014	2013

	(Dollars in thousands)

Balance, beginning of period	$8,165	$7,269
(Recovery of) provision for loan losses	(292)	100
Recoveries	477	3,136
Charge-offs	(456)	(1,923)
Balance, end of period	$7,894	$8,582
Ratio of allowance for loan
losses as a percent of loans
outstanding at the end of the period	1.71%	2.08%

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

The following table presents activity in the allowance for loan losses by portfolio segment:

	Three Months Ended
	Real Estate
				Other
				Construction
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)

Balance, April 1, 2014	$2,711	$2,912	$760	$636	$985	$15	$8,019
Provision for loan losses	381	(11)	(303)	(17)	(49)	(1)	-
Recoveries	3	-	167	-	17	-	187
Charge-offs	(312)	-	-	-	-	-	(312)
Balance, June 30, 2014	$2,783	$2,901	$624	$619	$953	$14	$7,894

Balance, April 1, 2013	$2,577	$2,898	$375	$658	$947	$12	$7,467
Provision for loan losses	361	(70)	76	(471)	100	4	-
Recoveries	4	998	62	1,217	1	-	2,282
Charge-offs	(84)	(333)	(38)	(660)	(52)	-	(1,167)
Balance, June 30, 2013	$2,858	$3,493	$475	$744	$996	$16	$8,582

	Six Months Ended
	Real Estate
				Other
				Construction
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)
Balance, January 1, 2014	$2,891	$3,050	$591	$624	$996	$13	$8,165
Provision for loan losses	336	(149)	(135)	(5)	(340)	1	(292)
Recoveries	12	-	168	-	297	-	477
Charge-offs	(456)	-	-	-	-	-	(456)
Balance, June 30, 2014	$2,783	$2,901	$624	$619	$953	$14	$7,894

Balance, January 1, 2013	$2,654	$2,947	$284	$606	$762	$16	$7,269
Provision for loan losses	353	(119)	(645)	124	387	-	100
Recoveries	7	998	904	1,224	3	-	3,136
Charge-offs	(156)	(333)	(68)	(1,210)	(156)	-	(1,923)
Balance, June 30, 2013	$2,858	$3,493	$475	$744	$996	$16	$8,582

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

The following table presents the aging of unpaid principal in loans as of June 30, 2014, and December 31, 2013:

	June 30, 2014
		90+ Days
	30-89 Day	Past Due
	Past Due	and Accruing	Nonaccrual	Current	Total

	(Dollars in thousands)
Real estate
Residential	$729	$-	$1,854	$144,310	$146,893
Commercial	-	-	494	174,490	174,984
Residential Construction	-	-	155	30,281	30,436
Other Construction, Land
Development & Other Land	-	-	1,382	44,979	46,361
Commercial	-	-	47	61,478	61,525
Consumer	29	-	-	1,602	1,631
Total	$758	$-	$3,932	$457,140	$461,830

	December 31, 2013
		90+ Days
	30-89 Day	Past Due
	Past Due	and Accruing	Nonaccrual	Current	Total

	(Dollars in thousands)
Real estate
Residential	$748	$-	$1,720	$140,234	$142,702
Commercial	-	-	560	164,656	165,216
Residential Construction	-	-	414	22,189	22,603
Other Construction, Land
Development & Other Land	-	-	1,402	41,855	43,257
Commercial	182	-	371	55,394	55,947
Consumer	57	-	-	1,558	1,615
Total	$987	$-	$4,467	$425,886	$431,340

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

June 30, 2014

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

The following table provides details of the Company’s loan portfolio internally assigned grade at June 30, 2014, and December 31, 2013:

	June 30, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(Dollars in thousands)
Real estate
Residential	$132,128	$10,447	$4,318	$-	$-	$146,893
Commercial	169,780	3,597	1,607	-	-	174,984
Residential Construction	29,267	880	289	-	-	30,436
Other Construction, Land
Development & Other Land	36,051	3,219	7,091	-	-	46,361
Commercial	59,879	1,599	47	-	-	61,525
Consumer	1,602	-	29	-	-	1,631
Total	$428,707	$19,742	$13,381	$-	$-	$461,830

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(Dollars in thousands)
Real estate
Residential	$133,389	$5,523	$3,790	$-	$-	$142,702
Commercial	157,028	5,272	2,916	-	-	165,216
Residential Construction	21,330	355	918	-	-	22,603
Other Construction, Land
Development & Other Land	32,914	2,504	7,839	-	-	43,257
Commercial	53,794	1,227	926	-	-	55,947
Consumer	1,558	57	-	-	-	1,615
Total	$400,013	$14,938	$16,389	$-	$-	$431,340

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

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

The loan risk rankings were updated for the quarter ended  June 30, 2014 on June 16 and 17, 2014.  The loan risk rankings were updated for the year ended December 31, 2013 on December 10 and 11,  2013.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

The following table provides details regarding impaired loans by segment and class at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(Dollars in thousands)
With no related allowance:
Real estate
Residential	$2,123	$2,808	$-	$1,720	$2,238	$-
Commercial	494	872	-	560	916	-
Residential Construction	155	377	-	414	630	-
Other Construction, Land
Development & Other Land	6,171	9,005	-	2,222	3,009	-
Commercial	47	109	-	371	959	-
Consumer	-	-	-	-	-	-
Total	$8,990	$13,171	$-	$5,287	$7,752	$-

With an allowance:
Real estate
Residential	$-	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-	-
Residential Construction	-	-	-	-	-	-
Other Construction, Land
Development & Other Land	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

Total
Real estate
Residential	$2,123	$2,808	$-	$1,720	$2,238	$-
Commercial	494	872	-	560	916	-
Residential Construction	155	377	-	414	630	-
Other Construction, Land
Development & Other Land	6,171	9,005	-	2,222	3,009	-
Commercial	47	109	-	371	959	-
Consumer	-	-	-	-	-	-
Total	$8,990	$13,171	$-	$5,287	$7,752	$-

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

The following table provides details of the balance of the allowance for loan losses and the recorded investment in financing receivables by impairment method for each loan portfolio segment:

	Real Estate
				Other
				Construction,
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)
June 30, 2014
Allowance for loan losses, evaluated
Individually	$-	$-	$-	$-	$-	$-	$-
Collectively	2,783	2,901	624	619	953	14	7,894
Total ending allowance	$2,783	$2,901	$624	$619	$953	$14	$7,894

Loans, evaluated
Individually	$2,123	$494	$155	$6,171	$47	$-	$8,990
Collectively	144,770	174,490	30,281	40,190	61,478	1,631	452,840
Total ending loans	$146,893	$174,984	$30,436	$46,361	$61,525	$1,631	$461,830

December 31, 2013
Allowance for loan losses, evaluated
Individually	$-	$-	$-	$-	$-	$-	$-
Collectively	2,891	3,050	591	624	996	13	8,165
Total ending allowance	$2,891	$3,050	$591	$624	$996	$13	$8,165

Loans, evaluated
Individually	$1,720	$560	$414	$2,222	$371	$-	$5,287
Collectively	140,982	164,656	22,189	41,035	55,576	1,615	426,053
Total ending loans	$142,702	$165,216	$22,603	$43,257	$55,947	$1,615	$431,340

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Interest	Average	Interest	Average
	Income	Recorded	Income	Recorded
	Recognized	Investment	Recognized	Investment

	(Dollars in thousands)		(Dollars in thousands)

Real estate
Residential	$55	$1,835	$98	$1,797
Commercial	22	512	34	528
Residential Construction	6	157	9	243
Other Construction, Land
Development & Other Land	183	4,179	284	3,527
Commercial	1	48	1	156
Consumer	-	-	-	-
Total	$267	$6,731	$426	$6,251

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Interest	Average	Interest	Average
	Income	Recorded	Income	Recorded
	Recognized	Investment	Recognized	Investment

	(Dollars in thousands)		(Dollars in thousands)

Real estate
Residential	$17	$1,462	$53	$1,703
Commercial	4	656	19	708
Residential Construction	(4)	918	(2)	1,030
Other Construction, Land
Development & Other Land	23	4,375	60	4,726
Commercial	1	405	2	449
Consumer	-	-	-	-
Total	$41	$7,816	$132	$8,616

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

June 30, 2014

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

Modification Categories

The Company offers a variety of modifications to borrowers. The modification alternatives offered can generally be described in the following categories:

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

As of June 30, 2014,  and December 31, 2013, there were no available commitments outstanding for troubled debt restructurings.

The following tables present troubled debt restructurings as of June 30, 2014, and December 31, 2013:

	June 30, 2014
	Total
	Number	Accrual	Nonaccrual	Total
	of Contracts	Status	Status	Modifications

	(Dollars in thousands)

Real estate
Residential	1	$269	$-	$269
Commercial	-	-	-	-
Residential Construction	-	-	-	-
Other Construction, Land
Development & Other Land	4	4,789	1,072	5,861
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	5	$5,058	$1,072	$6,130

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

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

There were no newly restructured loans that occurred during the three or six months ended June 30, 2014, or 2013, or financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three or six month periods ended June 30, 2014 or 2013.

Note 7 – Other Real Estate Owned

Changes in other real estate owned were as follows for the periods indicated:

	Six Months Ended
	June 30,
	2014	2013

	(dollars in thousands)

Beginning Balance	$2,658	$3,771
Additions	118	2,298
Sales	(497)	(3,767)
Write-downs	-	(144)
Ending Balance	$2,279	$2,158

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

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

Level 2 – Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

Following is a description of the valuation methodologies used for instruments measured as fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

Securities available for sale:  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices, when available (Level 1).  If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data.  Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).  The Company obtains a single quote for all securities.  Quotes for all of the securities are provided by the securities accounting and safekeeping correspondent bank, which performs a review of pricing data by comparing prices received from third party vendors to the previous month’s quote for the same security and evaluates any substantial changes.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, and December 31, 2013. Securities identified in Note 5 as restricted securities including stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank are excluded from the table below because there is no ability to sell these securities except when the FHLB or FRB require redemption based on either the borrowings at the FHLB, or, in the case of the FRB, changes in certain portions of The Company’s capital.

	June 30, 2014
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Assets:
Available-for-sale securities	$-	$70,005	$-	$70,005

	December 31, 2013
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Assets:
Available-for-sale securities	$-	$71,511	$-	$71,511

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

Impaired Loans:  Loans are designated as impaired when, in the judgment of management, based on current information and events, it is probable that all amounts when due according to the contractual terms of the loan agreement will not be collected.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral.  Fair value is measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3.  If a real estate loan becomes a nonperforming loan, or if the valuation is over one year old, either an evaluation by an officer of the bank or an outside vendor, or an appraisal, is performed to determine current market value.  The Company considers the value of a partially completed project for the Company’s loan analysis.  For nonperforming construction loans, the Company obtains a valuation of each partially completed project “as is” from a third party appraiser.  The Company uses this third party valuation to determine if any charge-offs are necessary.

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

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.    Other real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  Such appraisals may be discounted for current market conditions which ranged from 0% to 30% for each of the respective periods.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis during the periods noted.

	June 30, 2014
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Impaired loans	$-	$-	$8,990	$8,990
Loans held for sale	-	-	-	-
Other real estate owned	-	-	2,279	2,279
Total	$-	$-	$11,269	$11,269

	December 31, 2013
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Impaired loans	$-	$-	$5,287	$5,287
Loans held for sale	-	992	-	992
Other real estate owned	-	-	2,658	2,658
Total	$-	$992	$7,945	$8,937

The methods and assumptions, not previously presented, used by the Company in estimating fair values are as follows:

Cash and cash equivalents  – The carrying amounts of cash and cash equivalents approximate their fair value.

Loans receivable  – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk.  Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The interest rates on loans at June 30, 2014, and December 31, 2013, are current market rates for their respective terms and associated credit risk.

Loans held for sale—Loans held for sale are carried at the lower of cost or market value.  These loans currently consist of residential real estate, owner occupied loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different from cost due to the short duration between origination and sale (Level 2).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended June 30, 2014, or December 31, 2013.  Gains and losses on the sale of loans are recorded as income on the consolidated statements of operations.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

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

Off-balance-sheet instruments  – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings.  These are not deemed to be material at June 30, 2014, and December 31, 2013.

The estimated fair values of the Company’s financial instruments as of June 30, 2014, and December 31, 2013, are as follows:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)		(Dollars in thousands)
Financial assets
Cash and cash equivalents	$16,325	$16,325	$14,187	$14,187
Investment securities	72,378	72,618	73,886	74,021
Loans receivable, net	453,688	446,505	423,160	416,841
Loans held for sale	-	-	992	997
Accrued interest	1,721	1,721	1,701	1,701
BOLI	9,742	9,742	9,580	9,580

Financial liabilities
Deposits	$467,789	$461,378	$455,968	$447,956
FHLB advances	45,000	45,734	30,000	30,742
Subordinated debt	13,607	9,990	7,155	3,577
Repurchase agreements	1,925	1,925	1,393	1,393

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

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

Note 9 – Recently Issued Accounting Pronouncements

In January 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized.  These amendments clarify that an in substance repossession for foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additional disclosures are required.  The amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In May of 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The guidance in this Update superseded the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of Codification.  The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets.  This amendment is intended to clarify that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

In June of 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures  The amendments in this Update require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. The amendments are effective for public business entities for the first interim or annual period beginning after December 15, 2014, and for all other entities, the accounting changes are effective for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015.   The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In June of 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The amendments in this Update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The amendments apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted.    The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 10 –Preferred Stock

The Preferred Shares have a $4.00 par value, with $1,000 liquidation preference.  With 2,000,000 authorized shares, there were 5,531 shares outstanding at December 31, 2013.

On January 10, 2014, the Company redeemed the remaining 5,531 shares of its Cumulative Perpetual Preferred Stock, Series A (“Preferred Stock”), for $5.6 million.  The Preferred Stock paid a cumulative dividend quarterly at a rate of 5% per annum.  Effective April 2014, the dividend rate would have increased to 9% per annum.  The Preferred Stock was redeemable at the option of the Company subject to regulatory approval which was received in November 2013.  No shares of the Preferred Stock remain outstanding and 2,000,000 shares remain authorized as of June 30, 2014.

Note 11—Common Stock

During the second quarter of 2014, the Board of Directors approved a change to the par value of the Company’s Common Stock from  $4.00 per share to $.01 per share.  The change was effective on June 24, 2014.  Equity reclassifications related to this change in par value are included in the accompanying Consolidated Statements of Stockholders’ Equity.  With 30,000,000 authorized shares of Common Stock, at June 30, 2014, and at December 31, 2013, there were 12,750,065 and 12,551,952 shares outstanding, respectively.

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

OVERVIEW

Net income and net income available to common stockholders for the second quarter of 2014 was $1.0 million, or $0.07 per fully diluted share, compared to net income of $1.0 million, and net income available to common stockholders of $915 thousand or $0.07 per fully diluted share, for the second quarter of 2013.

Financial Condition

Total assets at June 30, 2014, were $578.1 million, up $30.2 million from $547.9 million at December 31, 2013.  Cash and cash equivalents increased $2.1 million to $16.3 million at June 30, 2014.  This increase resulted from the growth in interest bearing deposit liabilities and borrowings and proceeds from pay downs and sales of securities, which were offset by growth in the loan portfolio. Net loans outstanding, which were $453.7 million at June 30, 2014, up $30.5 million from $423.2 million at December 31, 2013, increased due to continued improvement in the local economy and the Company’s further penetration into our market.  To effectively manage interest rate risk, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) grew $15.0 million to $45.0 million at June 30, 2014, from $30.0 million at December 31, 2013.  The Company executed a subordinated note totaling $6.5 million in the first quarter of 2014, the proceeds of which were used to redeem the remaining preferred stock for $5.5 million.

At June 30, 2014, the Company’s investment portfolio totaled $72.4 million, a decrease of $1.5 million from $73.9 million at December 31, 2013.  Most of the funds that are invested in the Company’s investment portfolio are part of management’s effort to balance interest rate risk, and to provide liquidity and income to the Company.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the principal source of earnings for the Company.  Net interest income increased $737 thousand for the first six months of 2014, compared to the same period in 2013, to $9.4 million from $8.7 million, resulting primarily from continued loan growth as well as the decline in rate on interest bearing deposit liabilities.

The net interest margin increased 2 basis points to 3.63% for the three months ended June 30, 2014, from 3.61% for the second quarter of 2013,  due largely to an increase in loan volume and a  5 basis points decrease in the average rate paid on interest-bearing liabilities to 1.17% for the second quarter of 2014 from 1.22% for the second quarter of 2013.  The yield on loans, net of unamortized fees and costs, was 5.03% and 5.06% for the second quarters of 2014 and 2013, respectively, with the decrease due primarily to continued rate pressure in the local market.  The average yield on investments decreased to 2.36% for the second quarter of 2014 from 2.81% for the second quarter of 2013 while average balances in investments decreased to  $73.1 million for the second quarter of 2014 from  $83.2 million for the second quarter of 2013.  Average interest bearing deposits at the Federal Reserve, which were earning 0.31% and 0.25% for the second quarters of 2014 and 2013, respectively, decreased to  $6.2 million for the second quarter of 2014 from  $8.5 million for the second quarter of 2013.  The average balance of interest bearing deposits increased to  $390.9 million for the second quarter of 2014 from  $386.5 million for the second quarter of 2013.

For the three months ended June 30, 2014, net interest income was up $351 thousand to $4.8 million compared to $4.4 million for the second quarter of 2013 due primarily to loan growth.

Total interest and fees on loans, the largest component of net interest income, increased to $5.7 million during the second quarter of 2014 compared to $5.1 million for the second quarter of 2013 due to loan growth that offset the increased pressure of the rate environment.

Interest expense on deposits decreased $86 thousand to $1.1 million, or 7.38%, for the second quarter of 2014 compared to $1.2 million for the same period of 2013.  This decrease was due to the change in the deposit mix and a decrease in overall rates paid on time deposits as interest rates paid on interest bearing deposits decreased 10 basis points to 1.11% for the second quarter of 2014 from 1.21% for the second quarter of 2013.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013, the net interest margin increased to 3.64% from 3.59%.  The improvement in the year-to-date margin is due primarily to a larger decrease in interest rates paid on time deposits and FHLB deposits which offset the decline in the yield in the loan portfolio.

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

	Three Months Ended June 30,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$452,135	$5,661	5.03%	$407,105	$5,136	5.06%
Bank owned life insurance (2)	9,705	123	5.08%	9,382	128	5.47%
Investment securities:
U.S. Agencies	-	-	-%	-	-	-%
Mortgage backed securities	27,738	97	1.40%	14,342	73	2.04%
Corporate bonds	3,409	16	1.91%	8,544	52	2.45%
Municipal securities (2)	2,830	48	6.87%	5,424	87	6.47%
Taxable municipal securities	13,899	97	2.79%	18,177	147	3.23%
CMO	21,353	126	2.37%	33,314	188	2.26%
SBA	-	-	0.00%	-	-	-%
Other investments	3,899	45	4.66%	3,361	36	4.29%
Total investment securities	73,128	429	2.36%	83,162	583	2.81%
Interest bearing deposits	6,210	5	0.31%	8,488	5	0.25%
Total earning assets	$541,178	$6,218	4.61%	$508,137	$5,852	4.62%
Cash and cash equivalents	9,896			8,223
Allowance for loan losses	(8,028)			(7,810)
Other assets	21,723			26,230
Total assets	$564,769			$534,780

Liabilities & Stockholders' Equity:
Interest checking	$18,787	$16	0.34%	$13,413	$11	0.33%
Money market deposit accounts	154,155	163	0.42%	146,522	150	0.41%
Statement savings	2,246	2	0.31%	1,455	1	0.32%
Certificates of deposit	215,752	898	1.67%	225,135	1,004	1.79%
Total interest-bearing deposits	390,940	1,079	1.11%	386,525	1,166	1.21%
Fed funds purchased	461	1	0.61%	171	-	0.61%
Repurchase agreements	4,554	3	0.25%	965	1	0.40%
Subordinated debt	13,623	122	3.59%	7,155	35	1.93%
FHLB advances	40,604	111	1.10%	26,759	82	1.23%
Total interest-bearing liabilities	450,182	1,316	1.17%	421,575	1,284	1.22%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	66,208			63,330
Other liabilities	1,927			1,788
Total liabilities	68,135			65,118
Shareholders' equity	46,452			48,087
Total liabilities and shareholders' equity	$564,769			$534,780

Net interest income		$4,902			$4,568
Interest rate spread			3.44%			3.40%

Net interest margin			3.63%			3.61%
Ratio of average interest earning assets to
average interest-bearing liabilities			120.21%			120.53%

(1) Includes nonaccrual loans
(2) Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

	Six Months Ended June 30,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$444,038	$11,096	5.03%	$397,911	$10,170	5.15%
Bank owned life insurance (2)	9,665	245	5.11%	9,339	253	5.46%
Investment securities:
U.S. Agencies	-	-	0.00%	-	-	-%
Mortgage backed securities	25,835	198	1.54%	13,195	131	2.01%
Corporate bonds	3,909	37	1.90%	11,722	142	2.44%
Municipal securities (2)	3,315	113	6.88%	5,475	176	6.50%
Taxable municipal securities	14,674	214	2.94%	17,445	285	3.30%
CMO	23,182	275	2.39%	34,590	385	2.24%
SBA	-	-	0.00%	317	(2)	(1.49)%
Other investments	3,776	93	4.94%	3,382	67	3.97%
Total investment securities	74,691	930	2.51%	86,126	1,184	2.77%
Interest bearing deposits	7,587	11	0.28%	9,521	12	0.25%
Total earning assets	$535,981	$12,282	4.62%	$502,897	$11,619	4.66%
Cash and cash equivalents	9,384			7,972
Allowance for loan losses	(8,104)			(7,866)
Other assets	21,828			26,768
Total assets	$559,089			$529,771

Liabilities & Stockholders' Equity:
Interest checking	$17,489	$30	0.34%	$13,015	$21	0.33%
Money market deposit accounts	154,389	324	0.42%	144,726	295	0.41%
Statement savings	2,354	4	0.31%	1,431	2	0.32%
Certificates of deposit	216,184	1,804	1.68%	227,849	2,102	1.86%
Total interest-bearing deposits	390,416	2,162	1.12%	387,021	2,420	1.26%
Fed funds purchased	354	1	0.61%	122	-	0.61%
Repurchase agreements	6,383	10	0.33%	1,035	2	0.40%
Subordinated debt	13,311	234	3.55%	7,155	69	1.93%
FHLB advances	36,823	202	1.11%	25,884	163	1.27%
Total interest-bearing liabilities	447,287	2,609	1.18%	421,217	2,654	1.27%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	63,847			59,119
Other liabilities	1,953			1,818
Total liabilities	65,800			60,937
Shareholders' equity	46,002			47,617
Total liabilities and shareholders' equity	$559,089			$529,771

Net interest income		$9,673			$8,965
Interest rate spread			3.44%			3.39%

Net interest margin			3.64%			3.59%
Ratio of average interest earning assets to
average interest-bearing liabilities			119.83%			119.39%

(1) Includes nonaccrual loans
(2) Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

Noninterest Income

Total noninterest income was $483 thousand for the second quarter of 2014, compared to $744 thousand for the same period of 2013.  The primary reason for this decrease was the closing of the mortgage division during the first quarter of 2014.  During the second quarter of 2013, the mortgage division added $303 thousand to noninterest income from gains on sales of loans .  Other noninterest income increased $42 thousand for the second quarter of 2014 to $483 thousand compared to $441 thousand for the same period of 2013.  This increase was primarily driven by gain on sale of securities.

For the six months ended June 30, 2014, noninterest income decreased $396 thousand to $949 thousand from $1.3 million for the first six months of 2013, attributable to a $531 thousand decrease in gain on sale of loans due to closing of the mortgage division during the first quarter of 2014, offset by a $95 thousand increase in gain on sale of securities and a $49 thousand increase in other noninterest income, driven primarily by increased income from the investment group.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expenses for the second quarter of 2014 increased to  $3.8 million, an increase of $48 thousand or 1.29%, compared to $3.7 million for the same period in 2013.

For the six months ended June 30, 2014, total noninterest expense increased $403 thousand or 5.51% to $7.7 million from $7.3 million for the comparable period in 2013, primarily resulting from an increase in salaries and employee benefits related to year-end bonuses paid during the first quarter of 2014, which were partially offset by gains on sales of other real estate owned.

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

The effective tax rates for the three-month periods ended June 30, 2014 and 2013 were 32.24% and 30.82%, respectively.  The effective tax rates for the six-month periods ended June 30, 2014 and 2013 were 31.71% and 30.37%, respectively.

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

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest, and OREO, were $6.2 million at June 30, 2014, down from $7.3 million at June 30, 2013.  This decrease reflects continued results of the Asset Resolution Plan.  At December 31, 2013, nonperforming assets totaled $7.1 million.  Nonperforming assets are composed largely of loans secured by real estate and repossessed properties in our OREO portfolio.  At the end of the second quarter of 2014, OREO was $2.3 million, down from $2.7 million at December 31, 2013.  Nonaccrual loans were $3.9 million at June 30, 2014, continuing to decrease from $5.1 million at June 30, 2013, and $4.5 million at December 31, 2013.  The decrease reflects the continued efforts by the Company to decrease nonaccruals that resulted from a challenging economic environment.

Loan charge-offs, net of recoveries, amounted to a net charge-off of $125 thousand for the second quarter of 2014 compared to a net recovery of $1.1 million for the second quarter of 2013.  For the second quarters of 2014 and 2013, there were no provisions for loan losses.

Although the Company believes it has a sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future.  The allowance for loan losses was $7.9 million at June 30, 2014, compared to $8.2 million at December 31, 2013.  The ratio of the allowance for loan losses to total loans outstanding at June 30, 2014, was 1.71% compared to 1.89% at December 31, 2013.  The movement in this ratio results from the loan portfolio’s growth since December 31, 2013, and the changes in the loan portfolio’s risk factors.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

	2014	2013
	June 30,	December 31,	June 30,

	(Dollars in thousands)
Nonaccrual loans	$3,932	$4,467	$5,108
Loans past due 90 days
and accruing interest	-	-	-
Total nonperforming loans	3,932	4,467	5,108
Other real estate owned	2,279	2,658	2,158
Total nonperforming assets	$6,211	$7,125	$7,266

Allowance for loan losses
to period end loans	1.71%	1.89%	2.08%
Nonperforming assets to total assets	1.07%	1.30%	1.35%
Allowance for loan losses
to nonaccrual loans	201.00%	182.80%	168.01%

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

At June 30, 2014, cash and cash equivalents totaled $16.3 million and unrestricted investment securities not pledged totaled $70.5 million, for a total of 12.19% of total assets, which management believes is adequate to meet short-term liquidity needs.  Management also has alternative sources of funding available, including unused unsecured federal funds facilities with four banks totaling $35.0 million and unused available term loans through the FHLB totaling $32.7 million.

Total liquidity and other alternative sources of liquidity totaled $154.5 million at June 30, 2014, if fully utilized, which represents 33.02% of total deposits.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At June 30, 2014, pre-approved but unused lines of credit for loans totaled approximately $119.6 million. In addition, we had approximately $8.6 million in financial and performance standby letters of credit at June 30, 2014. These commitments represent no more than the normal lending risk that we commit to borrowers. If these commitments are drawn, we will obtain collateral if it is deemed necessary based on our credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualified as Tier 1 capital as of December 31, 2013. The $6.5 million of subordinated debt issued in the first quarter of 2014 qualifies as Tier 2 capital.  First Capital Bank’s ratios exceed regulatory requirements. As of June 30, 2014, the Company had a Tier 1 risk-based capital ratio of 10.84% and a Total risk-based capital ratio of 13.62%. At December 31, 2013, these ratios were 12.34% and 13.78%, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.  CONTROLS AND PROCEDURES

Based upon an evaluation as of June 30, 2014 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

3.3

Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 6, 2009)

3.4

Articles of Amendment to the Company’s Articles of Incorporation, increasing the number of authorized shares of Common Stock to 30,000,000 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on September 3, 2010)

3.5

Articles of Amendment to the Company’s Articles of Incorporation, changing the par value of the Company’s Common Stock from $4.00 per share to $.01 per share (incorporated by reference to Exhibit 3.1 of Form 8-K filed on June 24, 2014)

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.

99.1	A Banker’s Professional Code of Ethics as adopted by First Capital Bank (incorporated by reference to Exhibit 99.1 of Form 10-KSB/A filed on June 13, 2007).

99.2	Code of Conduct and Conflict of Interest as adopted by First Capital Bank (incorporated by reference to Exhibit 99.2 of Form 10-KSB/A filed on June 13, 2007).

101

The following materials from the Company’s 10-Q Report for the quarter ended June 30, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operation, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date:	August 14, 2014	By:	/s/ John M. Presley
John M. Presley
Managing Director & Chief Executive Officer

		By:	/s/ William W. Ranson
William W. Ranson
Executive Vice President & Chief Financial Officer