Form 10-Q
period 2014-09-30
FIRST CAPITAL BANCORP, INC.
filed 2014-11-13
CIK 1373525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

Form 10-Q

________________________________________

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

12,864,542 shares of Common Stock, par value $.01 per share, were outstanding at November 10, 2014.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2014	2013
	(Unaudited)	(*)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$10,823	$10,202
Interest-bearing deposits in other banks	14,931	3,985
Total cash and cash equivalents	25,754	14,187
Investment securities:
Available-for-sale, at fair value	76,049	71,511
Held-to-maturity, at cost	2,372	2,375
Restricted, at cost	4,003	3,554
Loans held for sale	-	992
Loans, net of allowance for losses of $7,903 in 2014 and $8,165 in 2013	460,905	423,160
Other real estate owned	1,962	2,658
Premises and equipment, net	10,700	10,451
Accrued interest receivable	1,771	1,701
Bank owned life insurance ("BOLI")	9,822	9,580
Deferred tax asset	4,846	6,064
Other assets	1,974	1,652
Total assets	$600,158	$547,885
LIABILITIES
Deposits
Noninterest-bearing	$74,358	$67,694
Interest-bearing	413,826	388,274
Total deposits	488,184	455,968
Securities sold under repurchase agreements	8,948	1,393
Subordinated debt and trust preferred	11,583	7,155
Federal Home Loan Bank advances	40,000	30,000
Accrued expenses and other liabilities	3,187	3,687
Total liabilities	551,902	498,203
STOCKHOLDERS' EQUITY
Preferred stock, See Note 10	-	22
Common stock, See Note 11	128	50,208
Additional paid-in capital	49,701	4,448
Accumulated deficit	(1,477)	(4,590)
Discount on preferred stock	-	(16)
Accumulated other comprehensive loss, net of tax	(96)	(390)
Total stockholders' equity	48,256	49,682
Total liabilities and stockholders' equity	$600,158	$547,885

*Derived from audited, consolidated financial statements

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(Unaudited)		(Unaudited)
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Interest and dividend income
Loans	$5,822	$5,256	$16,918	$15,426
Investments:
Taxable interest income	341	430	1,064	1,371
Tax exempt interest income	28	56	103	172
Dividends	46	34	140	102
Interest bearing deposits	10	5	21	17
Total interest income	6,247	5,781	18,246	17,088
Interest expense
Deposits	1,073	1,120	3,235	3,540
FHLB advances	113	83	315	246
Subordinated debt and other borrowings	124	35	369	106
Total interest expense	1,310	1,238	3,919	3,892
Net interest income	4,937	4,543	14,327	13,196
(Recovery of) provision for loan losses	(60)	(86)	(352)	14
Net interest income after
provision for loan losses	4,997	4,629	14,679	13,182
Noninterest income
Fees on deposits	87	92	254	268
Gain (loss) on sale of securities	81	(7)	352	169
Gain on sale of loans	-	142	55	729
Other	263	232	719	639
Total noninterest income	431	459	1,380	1,805
Noninterest expenses
Salaries and employee benefits	2,171	2,143	6,584	6,280
Occupancy expense	217	213	635	618
Data processing	236	240	708	730
Professional services	99	99	357	323
Advertising and marketing	126	86	381	376
FDIC assessment	93	68	273	254
Virginia franchise tax	135	120	389	360
Gain on sale and write down of other real estate owned, net	(16)	(161)	(93)	(117)
Depreciation	161	141	444	442
Other	499	544	1,767	1,546
Total noninterest expense	3,721	3,493	11,445	10,812
Net income before income taxes	1,707	1,595	4,614	4,175
Income tax expense	556	518	1,477	1,301
Net income	1,151	1,077	3,137	2,874
Preferred stock dividend	-	86	24	258
Net income available to common stockholders	1,151	991	$3,113	$2,616
Basic net income per common share	$0.09	$0.08	$0.25	$0.22
Diluted net income per common share	$0.08	$0.07	$0.21	$0.19

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(Unaudited)		(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Net income	$1,151	$1,077	$3,137	$2,874
Other comprehensive income (loss):
Investment securities:
Unrealized (losses) gains on investment securities
available for sale	(207)	(115)	802	(1,850)
Tax effect	68	40	(275)	629
Reclassification of (gains) losses recognized in net income	(81)	7	(352)	(169)
Tax effect	27	(2)	119	57
Total other comprehensive (loss) income	(193)	(70)	294	(1,333)
Comprehensive income	$958	$1,007	$3,431	$1,541

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2014 and 2013

(Unaudited)

(Dollars in thousands)

							Accumu-
						Discount	lated Other
			Additional			on	Compre-
	Preferred	Common	Paid-in	Accumulated		Preferred	hensive
	Stock	Stock	Capital	Deficit	Warrants	Stock	Income	Total

Balances December 31, 2012	$22	$49,100	$4,072	$(8,120)	$661	$(84)	$1,437	$47,088
Net income	-	-	-	2,874	-	-	-	2,874
Other comprehensive loss	-	-	-	-	-	-	(1,333)	(1,333)
Preferred stock dividend	-	-	-	(207)	-	-	-	(207)
Accretion of discount on
preferred stock	-	-	-	(51)	-	51	-	-
Stock based compensation	-	-	344	-	-	-	-	344
Redemption of common stock
warrants on preferred stock	-	-	395	-	(661)	-	-	(266)
Costs associated with
redemption of
common stock warrants	-	-	(15)	-	-	-	-	(15)
Retirement of common stock
and associated warrants	-	(219)	1	-	-	-	-	(218)
Exercise of warrants issued
in connection with
rights offering	-	1,232	(616)	-	-	-	-	616

Balances September 30, 2013	$22	$50,113	$4,181	$(5,504)	$-	$(33)	$104	$48,883

Balances December 31, 2013	$22	$50,208	$4,448	$(4,590)	$-	$(16)	$(390)	$49,682
Net income	-	-	-	3,137	-	-	-	3,137
Other comprehensive income	-	-	-	-	-	-	294	294
Preferred stock dividend	-	-	-	(8)	-	-	-	(8)
Accretion of discount on
preferred stock	-	-	-	(16)	-	16	-	-
Stock based compensation	-	-	253	-	-	-	-	253
Change in par value	-	(50,083)	50,083	-	-	-	-	-
Redemption of preferred stock	(22)	-	(5,509)	-	-	-	-	(5,531)
Exercise of rights offering
warrants	-	2	427	-	-	-	-	429
Issuance of 98 thousand shares
of restricted common stock	-	1	(1)	-	-	-	-	-
Balances September 30, 2014	$-	$128	$49,701	$(1,477)	$-	$-	$(96)	$48,256

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

	2014	2013
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities
Net income	$3,137	$2,874
Adjustments to reconcile net income to net cash
provided by operating activities:
(Recovery of) provision for loan losses	(352)	14
Depreciation of premises and equipment	444	442
Net amortization of bond premiums/discounts	481	585
Stock based compensation expense	253	344
Deferred income tax expense	1,062	1,206
Gain on sale of securities	(352)	(169)
Gain on loans sold	(55)	(729)
Gain on sale and write down of OREO, net	(93)	(117)
Increase in cash surrender value of bank owned life insurance	(242)	(248)
Proceeds from sale of loans held for sale	7,167	71,811
Origination of loans held for sale	(6,120)	(62,425)
(Increase) decrease in other assets	(322)	1,738
(Increase) decrease in accrued interest receivable	(70)	81
Decrease in accrued expenses and other liabilities	(500)	(856)
Net cash provided by operating activities	4,438	14,551
Cash flows from investing activities
Proceeds from maturities and calls of securities	-	1,092
Proceeds from paydowns of securities available-for-sale	8,592	10,380
Purchase of securities available-for-sale	(31,319)	(20,047)
Proceeds from sale of securities available-for-sale	18,513	16,586
Proceeds from sale of other real estate owned	1,013	2,118
Improvements in other real estate owned	(256)	-
Purchase of Federal Home Loan Bank Stock, net	(291)	(64)
Purchase of Federal Reserve Stock	(158)	(11)
Purchases of premises and equipment	(693)	(53)
Net increase in loans	(37,361)	(40,529)
Net cash used in investing activities	(41,960)	(30,528)
Cash flows from financing activities
Net increase (decrease) in deposits	32,216	(12,242)
Borrowings with FHLB, net	10,000	5,000
Dividends on preferred stock	(8)	(207)
Cash paid for redemption of common stock warrants and preferred stock, net of expenses	(5,531)	(281)
Proceeds from issuance of subordinated debt, net of payments	6,428	-
Retirement of subordinated debt	(2000)	-
Warrants exercised in connection with the rights offering	429	398
Net increase in repurchase agreements	7,555	45
Net cash provided by (used in) financing activities	49,089	(7,287)
Net increase (decrease) in cash and cash equivalents	11,567	(23,264)
Cash and cash equivalents, beginning of period	14,187	35,321
Cash and cash equivalents, end of period	$25,754	$12,057

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Continued)

	2014	2013

	(Unaudited)
	(Dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid during the period	$3,919	$3,892
Taxes (paid) refunded during the period, net	$(410)	$917
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$-	$3,130
Unrealized gain (loss) on securities available for sale, net of tax	$527	$(1,221)
Company financed sales of other real estate owned	$32	$2,300

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

Note 1 – Basis of Presentation

First Capital Bancorp, Inc. (the “Company”) is the holding company of and successor to First Capital Bank (sometimes referred to herein as the “Bank”). Effective September 8, 2006, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction (the “Share Exchange”) pursuant to an Agreement and Plan of Reorganization dated September 5, 2006, between the Company and the Bank (the “Agreement”).  The Agreement was approved by the shareholders of the Bank at the annual meeting of shareholders held on May 16, 2006.  Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock, par value $4.00 per share, on a one-for-one basis.  As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company of the Bank and the shareholders of the Bank became shareholders of the Company.  On May 21, 2014, the Board of Directors approved an amendment to the Company’s Articles of Incorporation whereby the par value of its common stock was changed from $4.00 per share to $.01 per share.  The amendment became effective on June 24, 2014.

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

In management’s opinion the accompanying unaudited consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2014, and December 31, 2013 and for the three and nine months ended September 30, 2014, and 2013, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

September 30, 2014

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

Securities available-for-sale and certain mortgage loans held for sale are recorded at fair value on a recurring basis. From time to time, certain assets, consisting primarily of other real estate owned and impaired loans, may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. Management believes this is a critical accounting policy because the estimation of fair value involves a high degree of complexity and requires the Company to make subjective judgments that often include assumptions or estimates about various matters.

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

September 30, 2014

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

The basic and diluted income per share calculations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands,		(in thousands,
	except per share amounts)		except per share amounts)
	2014	2013	2014	2013

Net income available to common stockholders	$1,151	$991	$3,113	$2,616
Weighted average number of shares outstanding	12,568	12,034	12,513	11,978
Net income per common share - basic	$0.09	$0.08	$0.25	$0.22

Effect of dilutive securities:

Weighted average number of common shares outstanding	12,568	12,034	12,513	11,978
Effect of stock options, warrants and restricted stock	2,442	2,099	2,415	1,830
Diluted average common shares outstanding	15,010	14,133	14,928	13,808
Net income per common share - assuming dilution	$0.08	$0.07	$0.21	$0.19

The Company has excluded options convertible into 31 thousand shares of common stock for the three and nine months ended September 30, 2014, from the calculation of diluted earnings per share because they were anti-dilutive since the strike price was greater than the average market price.

The Company excluded options convertible into 315 thousand shares of common stock for the three and nine months ended September, 30, 2013, from the calculation of diluted earnings per share because they were anti-dilutive since the strike price was greater than the average market price.  The Company also excluded 348 thousand shares of restricted common stock for the three and nine months ended September 30, 2013 from the calculation of diluted earnings per share because the shares were anti-dilutive since they were issued but not vested.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

Note 4 – Stock Options

Accounting standards require the Company to measure compensation cost for the type of stock-based awards the Company issues at fair value on the date of grant and recognize compensation expense in the consolidated statements of operations over the service period that the awards are expected to vest.

Stock-based compensation expensed during the three and nine months ended September 30, 2014, was $95 thousand and $253 thousand, respectively, and the amount expensed during the three and nine months ended September 30, 2013, was $111 thousand and $344 thousand, respectively. Expensed amounts are included in salaries and employee benefits.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities are as follows:

	September 30, 2014
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities	$30,237	$219	$142	$30,314
Corporate bonds	3,502	10	18	3,494
Collateralized mortgage obligation ("CMO") securities	18,740	257	128	18,869
State and political subdivisions - taxable	19,946	43	360	19,629
State and political subdivisions - tax exempt	-	-	-	-
SBA - Guarantee portion	3,764	-	21	3,743
	$76,189	$529	$669	$76,049

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities	$22,258	$186	$302	$22,142
Corporate bonds	5,996	53	48	6,001
Collateralized mortgage obligation ("CMO") securities	27,186	345	198	27,333
State and political subdivisions - taxable	15,024	56	753	14,327
State and political subdivisions - tax exempt	1,637	71	-	1,708
SBA - Guarantee portion	-	-	-	-
	$72,101	$711	$1,301	$71,511

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

	September 30, 2014
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

Held-to-maturity	(Dollars in thousands)
Tax-exempt municipal bonds	$2,372	$273	$-	$2,645
	$2,372	$273	$-	$2,645

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

Held-to-maturity	(Dollars in thousands)
Tax-exempt municipal bonds	$2,375	$138	$3	$2,510
	$2,375	$138	$3	$2,510

The following table summarizes securities with unrealized losses at September 30, 2014, and December 31, 2013, aggregated by major security type and length of time in a continuous unrealized loss position. The unrealized losses are largely due to changes in interest rates and other market conditions.  At September 30, 2014, 63 out of 117 securities the Company held had fair values less than amortized cost primarily in municipal, CMO, and mortgage-backed securities.  At December 31, 2013, 39 out of 101 securities the Company held had fair values less than amortized cost, primarily in municipal and mortgage-backed securities.  All unrealized losses are considered by management to be temporary given investment security credit ratings, the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses, and because it is unlikely that the Company will be required to sell the impaired securities before their anticipated recovery.

As a result, management’s assessment of other than temporary impairment (“OTTI”) for the current quarter ended September 30, 2014, resulted in no write down of investment securities.

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Assets:
Mortgage-backed securities	$10,322	$35	$4,296	$107	$14,618	$142
Corporate bonds	1,001	2	1,483	16	2,484	18
CMO securities	2,693	16	5,608	112	8,301	128
State and political subdivisions-taxable	8,931	98	7,040	262	15,971	360
SBA Pools	3,743	21	-	-	3,743	21
All securities	$26,690	$172	$18,427	$497	$45,117	$669

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

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

Restricted equity securities consist primarily of Federal Home Loan Bank of Atlanta stock in the amount of $2.3 million and $2.0 million as of September 30, 2014, and December 31, 2013, respectively, and Federal Reserve Bank stock in the amount of $1.6 million at September 30, 2014, and $1.5 million at December 31, 2013.  Restricted equity securities are carried at cost.  The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Company’s total assets.  The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of its outstanding capital.

Securities with a carrying value of approximately $8.9 million and $1.4 million were pledged as collateral at September 30, 2014, and December 31, 2013, respectively, to secure repurchase agreements.

Note 6 – Loans

Major classifications of loans are as follows:

	September 30,	December 31,
	2014	2013

	(Dollars in thousands)

Real estate
Residential	$148,315	$142,702
Commercial	174,815	165,216
Residential Construction	33,998	22,603
Other Construction, Land
Development & Other Land	48,775	43,257
Commercial	61,330	55,947
Consumer	1,769	1,615
Total loans	469,002	431,340
Less:
Allowance for loan losses	7,903	8,165
Net deferred fees	(194)	(15)
Loans, net	$460,905	$423,160

A summary of risk characteristics by loan portfolio classification follows:

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

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

Activity in the allowance for loan losses for the nine months ended is as follows:

	September 30,
	2014	2013

	(Dollars in thousands)

Balance, beginning of period	$8,165	$7,269
(Recovery of) provision for loan losses	(352)	14
Recoveries	752	3,247
Charge-offs	(662)	(1,939)
Balance, end of period	$7,903	$8,591
Ratio of allowance for loan
losses as a percent of loans
outstanding at the end of the period	1.69%	2.06%

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

The following table presents activity in the allowance for loan losses by portfolio segment:

	Three Months Ended
	Real Estate
				Other
				Construction
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)

Balance, July 1, 2014	$2,783	$2,901	$624	$619	$953	$14	$7,894
Provision for (recovery of) loan losses	7	(251)	144	(16)	57	(1)	(60)
Recoveries	42	212	16	-	4	-	274
Charge-offs	(110)	-	(50)	-	(45)	-	(205)
Balance, September 30, 2014	$2,722	$2,862	$734	$603	$969	$13	$7,903

Balance, July 1, 2013	$2,858	$3,493	$475	$744	$996	$16	$8,582
Provision for (recovery of) loan losses	82	31	84	(154)	(128)	(1)	(86)
Recoveries	9	-	1	100	1	-	111
Charge-offs	-	-	-	(16)	-	-	(16)
Balance, September 30, 2013	$2,949	$3,524	$560	$674	$869	$15	$8,591

	Nine Months Ended
	Real Estate
				Other
				Construction
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)
Balance, January 1, 2014	$2,891	$3,050	$591	$624	$996	$13	$8,165
Provision for (recovery of) loan losses	343	(400)	8	(21)	(282)	-	(352)
Recoveries	54	212	185	-	301	-	752
Charge-offs	(566)	-	(50)	-	(46)	-	(662)
Balance, September 30, 2014	$2,722	$2,862	$734	$603	$969	$13	$7,903

Balance, January 1, 2013	$2,654	$2,947	$284	$606	$762	$16	$7,269
Provision for (recovery of) loan losses	435	(88)	(561)	(30)	259	(1)	14
Recoveries	16	998	905	1,324	4	-	3,247
Charge-offs	(156)	(333)	(68)	(1,226)	(156)	-	(1,939)
Balance, September 30, 2013	$2,949	$3,524	$560	$674	$869	$15	$8,591

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

The following table presents the aging of unpaid principal in loans as of September 30, 2014, and December 31, 2013:

	September 30, 2014
		90+ Days
	30-89 Day	Past Due
	Past Due	and Accruing	Nonaccrual	Current	Total

	(Dollars in thousands)
Real estate
Residential	$546	$-	$1,647	$146,122	$148,315
Commercial	-	-	239	174,576	174,815
Residential Construction	-	-	25	33,973	33,998
Other Construction, Land
Development & Other Land	-	-	1,371	47,404	48,775
Commercial	14	-	-	61,316	61,330
Consumer	20	-	298	1,451	1,769
Total	$580	$-	$3,580	$464,842	$469,002

	December 31, 2013
		90+ Days
	30-89 Day	Past Due
	Past Due	and Accruing	Nonaccrual	Current	Total

	(Dollars in thousands)
Real estate
Residential	$748	$-	$1,720	$140,234	$142,702
Commercial	-	-	560	164,656	165,216
Residential Construction	-	-	414	22,189	22,603
Other Construction, Land
Development & Other Land	-	-	1,402	41,855	43,257
Commercial	182	-	371	55,394	55,947
Consumer	57	-	-	1,558	1,615
Total	$987	$-	$4,467	$425,886	$431,340

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

September 30, 2014

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

The following table provides details of the Company’s loan portfolio internally assigned grade at September 30, 2014, and December 31, 2013:

	September 30, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(Dollars in thousands)
Real estate
Residential	$141,431	$3,695	$3,189	$-	$-	$148,315
Commercial	169,511	3,893	1,411	-	-	174,815
Residential Construction	32,772	1,048	178	-	-	33,998
Other Construction, Land
Development & Other Land	38,884	3,006	6,885	-	-	48,775
Commercial	59,166	2,164	-	-	-	61,330
Consumer	1,471	-	298	-	-	1,769
Total	$443,235	$13,806	$11,961	$-	$-	$469,002

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(Dollars in thousands)
Real estate
Residential	$133,389	$5,523	$3,790	$-	$-	$142,702
Commercial	157,028	5,272	2,916	-	-	165,216
Residential Construction	21,330	355	918	-	-	22,603
Other Construction, Land
Development & Other Land	32,914	2,504	7,839	-	-	43,257
Commercial	53,794	1,227	926	-	-	55,947
Consumer	1,558	57	-	-	-	1,615
Total	$400,013	$14,938	$16,389	$-	$-	$431,340

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

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

The loan risk rankings were updated for the quarter ended September 30, 2014 on September 16 and 17, 2014.  The loan risk rankings were updated for the year ended December 31, 2013 on December 10 and 11, 2013.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

The following table provides details regarding impaired loans by segment and class at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(Dollars in thousands)
With no related allowance:
Real estate
Residential	$1,915	$2,416	$-	$1,720	$2,238	$-
Commercial	239	261	-	560	916	-
Residential Construction	25	42	-	414	630	-
Other Construction, Land
Development & Other Land	5,941	8,686	-	2,222	3,009	-
Commercial	-	-	-	371	959	-
Consumer	298	396	-	-	-	-
Total	$8,418	$11,801	$-	$5,287	$7,752	$-

With an allowance:
Real estate
Residential	$-	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-	-
Residential Construction	-	-	-	-	-	-
Other Construction, Land
Development & Other Land	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

Total
Real estate
Residential	$1,915	$2,416	$-	$1,720	$2,238	$-
Commercial	239	261	-	560	916	-
Residential Construction	25	42	-	414	630	-
Other Construction, Land
Development & Other Land	5,941	8,686	-	2,222	3,009	-
Commercial	-	-	-	371	959	-
Consumer	298	396	-	-	-	-
Total	$8,418	$11,801	$-	$5,287	$7,752	$-

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

The following table provides details of the balance of the allowance for loan losses and the recorded investment in financing receivables by impairment method for each loan portfolio segment:

	Real Estate
				Other
				Construction,
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)
September 30, 2014
Allowance for loan losses, evaluated
Individually	$-	$-	$-	$-	$-	$-	$-
Collectively	2,722	2,862	734	603	969	13	7,903
Total ending allowance	$2,722	$2,862	$734	$603	$969	$13	$7,903

Loans, evaluated
Individually	$1,915	$239	$25	$5,941	$-	$298	$8,418
Collectively	146,400	174,576	33,973	42,834	61,330	1,471	460,584
Total ending loans	$148,315	$174,815	$33,998	$48,775	$61,330	$1,769	$469,002

December 31, 2013
Allowance for loan losses, evaluated
Individually	$-	$-	$-	$-	$-	$-	$-
Collectively	2,891	3,050	591	624	996	13	8,165
Total ending allowance	$2,891	$3,050	$591	$624	$996	$13	$8,165

Loans, evaluated
Individually	$1,720	$560	$414	$2,222	$371	$-	$5,287
Collectively	140,982	164,656	22,189	41,035	55,576	1,615	426,053
Total ending loans	$142,702	$165,216	$22,603	$43,257	$55,947	$1,615	$431,340

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Interest	Average	Interest	Average
	Income	Recorded	Income	Recorded
	Recognized	Investment	Recognized	Investment

	(Dollars in thousands)		(Dollars in thousands)

Real estate
Residential	$120	$2,019	$218	$1,826
Commercial	11	366	45	456
Residential Construction	-	90	9	188
Other Construction, Land
Development & Other Land	265	6,056	550	4,130
Commercial	-	24	1	117
Consumer	2	149	2	75
Total	$398	$8,704	$825	$6,792

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Interest	Average	Interest	Average
	Income	Recorded	Income	Recorded
	Recognized	Investment	Recognized	Investment

	(Dollars in thousands)		(Dollars in thousands)

Real estate
Residential	$73	$1,806	$126	$1,817
Commercial	26	510	45	654
Residential Construction	2	646	-	883
Other Construction, Land
Development & Other Land	84	3,146	144	4,148
Commercial	3	376	5	430
Consumer	-	-	-	-
Total	$188	$6,484	$320	$7,932

Cash payments received on nonaccrual, impaired loans are applied on a cash basis with all cash receipts applied first to principal and any payments received in excess of the unpaid principal balance being applied to interest. Cash payments received on active, impaired loans are applied to both interest and principal.

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

September 30, 2014

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

As of September 30, 2014, and December 31, 2013, there were no available commitments outstanding for troubled debt restructurings.

The following tables present troubled debt restructurings as of September 30, 2014, and December 31, 2013:

	September 30, 2014
	Total
	Number	Accrual	Nonaccrual	Total
	of Contracts	Status	Status	Modifications

	(Dollars in thousands)

Real estate
Residential	2	$268	$550	$818
Commercial	-	-	-	-
Residential Construction	-	-	-	-
Other Construction, Land
Development & Other Land	4	4,571	1,062	5,633
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	6	$4,839	$1,612	$6,451

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

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

The following tables present troubled debt restructurings that occurred during the three and nine months ended September 30, 2014:

Three Months Ended
September 30, 2014
	Number of	Rate	Term	Interest Only	Payment	Combination
	Contracts	Modifications	Modifications	Modifications	Modifications	Modifications	Total

(Dollars in thousands)
Real estate
Residential	1	$-	$-	$-	$-	$550	$550
Commercial	-	-	-	-	-	-	-
Residential Construction	-	-	-	-	-	-	-
Other Construction, Land	-	-	-	-	-	-	-
Residential Construction	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	1	$-	$-	$-	$-	$550	$550

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

	Nine Months Ended
	September 30, 2014
	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total

	(Dollars in thousands)
Real estate
Residential	2	$-	$-	$-	$-	$818	$818
Commercial	-	-	-	-	-	-	-
Residential Construction	-	-	-	-	-	-	-
Other Construction, Land
Development & Other Land	1	-	-	-	-	3,873	3,873
Commercial	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	3	$-	$-	$-	$-	$4,691	$4,691

There were no newly restructured loans that occurred during the three or nine months ended September 30, 2013. There were no financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three or nine-month periods ended September 30, 2014 or 2013.

Note 7 – Other Real Estate Owned

Changes in other real estate owned were as follows for the periods indicated:

	Nine Months Ended
	September 30,
	2014	2013

	(dollars in thousands)

Beginning Balance	$2,658	$3,771
Additions	256	3,130
Sales	(952)	(4,195)
Write-downs	-	(104)
Ending Balance	$1,962	$2,602

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

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

September 30, 2014

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, and December 31, 2013. Securities identified in Note 5 as restricted securities including stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank are excluded from the table below because there is no ability to sell these securities except when the FHLB or FRB require redemption based on either the borrowings at the FHLB, or, in the case of the FRB, changes in certain portions of the Company’s capital.

	September 30, 2014
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Assets:
Available-for-sale securities	$-	$76,049	$-	$76,049

	December 31, 2013
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Assets:
Available-for-sale securities	$-	$71,511	$-	$71,511

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

September 30, 2014

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

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals, which are updated at least annually.  These appraisals may utilize a single valuation approach or a combination of approaches such as comparable sales or the income approach.  Adjustments may be made during the appraisal process by the independent appraisers to account for differences between the valuation approaches used. Such adjustments may be significant to the fair value and typically result in a Level 3 classification.    Other real estate owned assets are evaluated by management on a quarterly basis for additional impairment and adjusted accordingly.  Such evaluations, considering current market conditions, may result in further discounts of independent appraisals and ranged from 0% to 30% for each of the respective periods presented, herein.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis during the periods noted.

	September 30, 2014
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Impaired loans	$-	$-	$8,418	$8,418
Loans held for sale	-	-	-	-
Other real estate owned	-	-	1,962	1,962
Total	$-	$-	$10,380	$10,380

	December 31, 2013
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Impaired loans	$-	$-	$5,287	$5,287
Loans held for sale	-	992	-	992
Other real estate owned	-	-	2,658	2,658
Total	$-	$992	$7,945	$8,937

The methods and assumptions, not previously presented, used by the Company in estimating fair values are as follows:

Cash and cash equivalents  – The carrying amounts of cash and cash equivalents approximate their fair value.

Loans receivable  – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk.  Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The interest rates on loans at September 30, 2014, and December 31, 2013, are current market rates for their respective terms and associated credit risk.

Loans held for sale—Loans held for sale are carried at the lower of cost or market value.  These loans currently consist of residential real estate, owner occupied loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different from cost due to the short duration between origination and sale (Level 2).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended September 30, 2014, or December 31, 2013.  Gains and losses on the sale of loans are recorded as income on the consolidated statements of operations.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

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

Subordinated Debt – The Company’s subordinated debt consists of variable rate instruments that re-price on a periodic basis, therefore, carrying value is adjusted for the repricing lag in order to approximate fair value.

Bank Owned Life Insurance – The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Off-balance-sheet instruments  – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings.  These commitments are not deemed to be material at September 30, 2014, and December 31, 2013.

The estimated fair values of the Company’s financial instruments as of September 30, 2014, and December 31, 2013, are as follows:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)		(Dollars in thousands)
Financial assets
Cash and cash equivalents	$25,754	$25,754	$14,187	$14,187
Investment securities	78,421	78,694	73,886	74,021
Loans receivable, net	460,905	453,373	423,160	416,841
Loans held for sale	-	-	992	997
Accrued interest	1,771	1,771	1,701	1,701
BOLI	9,822	9,822	9,580	9,580

Financial liabilities
Deposits	$488,184	$480,202	$455,968	$447,956
FHLB advances	40,000	41,046	30,000	30,742
Subordinated debt	11,583	11,572	7,155	3,577
Repurchase agreements	8,948	8,948	1,393	1,393

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

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

September 30, 2014

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

On January 10, 2014, the Company redeemed the remaining 5,531 shares of its Cumulative Perpetual Preferred Stock, Series A (“Preferred Stock”), for $5.6 million.  The Preferred Stock paid a cumulative dividend quarterly at a rate of 5% per annum.  Effective April 2014, the dividend rate would have increased to 9% per annum.  The Preferred Stock was redeemable at the option of the Company subject to regulatory approval which was received in November 2013.  No shares of the Preferred Stock remain outstanding and 2,000,000 shares remain authorized as of September 30, 2014.

Note 11—Common Stock

In May 2014, the Board of Directors approved a change to the par value of the Company’s Common Stock from $4.00 per share to $.01 per share, and the change was effective on June 24, 2014.  Equity reclassifications related to this change in par value are included in the accompanying Consolidated Statements of Stockholders’ Equity.  With 30,000,000 authorized shares of Common Stock, at September 30, 2014, and at December 31, 2013, there were 12,864,542 and 12,551,952 shares outstanding, respectively.

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

OVERVIEW

Net income and net income available to common stockholders for the third quarter of 2014 was $1.2 million, or $0.08 per fully diluted share, compared to net income of $1.1 million, and net income available to common stockholders of $991 thousand or $0.07 per fully diluted share, for the third quarter of 2013.  For the nine-month period ended September 30, 2014, net income and net income available to common stockholders was $3.1 million, or $0.21 per fully diluted share, compared to net income of $2.9 million, and net income available to common stockholders of $2.6 million or $0.19 per fully diluted share, for the nine-month period ended September 30, 2013.

Financial Condition

Total assets at September 30, 2014, were $600.2 million, up $52.3 million from $547.9 million at December 31, 2013.  Cash and cash equivalents increased $11.6 million to $25.8 million at September 30, 2014.  This net increase in cash and cash equivalents resulted primarily from growth in deposit liabilities and borrowings that exceeded the use of those funds to grow the loan portfolio. Net loans outstanding, $460.9 million at September 30, 2014, were up $37.7 million from $423.2 million at December 31, 2013.  This growth in net loans was due primarily to the increased loan demand in our market as the economy and consumer confidence improve.  To effectively manage interest rate risk, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) grew $10.0 million to $40.0 million at September 30, 2014, from $30.0 million at December 31, 2013.  The Company executed a subordinated note totaling $6.5 million in the first quarter of 2014, the proceeds of which were used to redeem the remaining preferred stock for $5.5 million.  During the third quarter of 2014, the Company retired $2.0 million of other subordinated debt to help manage interest rate risk and capital levels.

At September 30, 2014, the Company’s investment securities portfolio totaled $78.4 million, an increase of $4.5 million, from $73.9 million at December 31, 2013.  The composition of the Company’s investment portfolio reflects management’s strategy to manage volatility, balance interest rate risk, and to provide liquidity and income to the Company.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the principal source of earnings for the Company.  For the three months ended September 30, 2014, net interest income was up $394 thousand to $4.9 million compared to $4.5 million for the third quarter of 2013, due primarily to continued loan growth.  Total interest and fees on loans, the largest component of net interest income, increased to $5.8 million during the third quarter of 2014 compared to $5.3 million for the third quarter of 2013, due primarily to loan growth.  Interest expense on deposit liabilities decreased $47 thousand, or 4.20%, for the third quarter of 2014 compared to the same period of 2013.  This decrease, despite the growth in deposit liabilities, was due to the 12-basis-points decrease in average rates paid on interest-bearing deposit liabilities to 1.04% for the third quarter of 2014 from 1.16% for the third quarter of 2013.

The net interest margin decreased 10 basis points to 3.55% for the three months ended September 30, 2014, from 3.65% for the third quarter of 2013, due primarily to significant increases in the average balances of earning assets coupled with a corresponding decrease in yield, most significantly in the loan and investment portfolios. The yield on loans, net of unamortized fees and costs, was 4.98%  with an average balance of $463.6 million for the third quarter of 2014 and 5.04%  on an average balance of $414.2 million for the third quarter of 2013, with the decrease in yield due primarily to continued rate pressure in the local market.  The average yield on investments decreased to 2.09%  with an average balance of $81.3 million for the third quarter of 2014 from 2.73%  on an average balance of $79.7 for the third quarter of 2013.  The decrease in investment yield reflects management’s strategy to shorten the duration of the portfolio to be better positioned for rising interest rates.  Average interest bearing deposits at other banks, which were earning 0.34% and 0.30% for the third quarters of 2014 and 2013, respectively, increased to  $11.1 million for the third quarter of 2014 from  $6.3 million for the third quarter of 2013.  The average balance of interest bearing deposit liabilities increased to  $409.2 million for the third quarter of 2014 from  $384.3 million for the third quarter of 2013.

Net interest income increased $1.1 million for the first nine months of 2014, compared to the same period in 2013, to $14.3 million from $13.2 million, driven by continued loan growth.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, the net interest margin remained the same, at 3.61%.  The 2014 year-to-date margin remains unchanged because, year to date, decreases in interest rates paid on deposit liabilities have been offset by yield declines in the loan and investment portfolios.

Average Balances, Income and Expenses, Yields and Rates

Net interest income represents our principal source of earnings.  Net interest income is the amount of interest generated from earning assets that exceeds the expense of funding those assets.  Changes in volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

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

	Three Months Ended September 30,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$463,592	$5,822	4.98%	$414,237	$5,256	5.04%
Bank owned life insurance (2)	9,783	122	4.94%	9,461	123	5.16%
Investment securities:
Mortgage backed securities	30,435	91	1.18%	17,753	89	1.99%
Corporate bonds	3,533	16	1.77%	5,995	35	2.30%
Municipal securities (2)	2,373	42	7.11%	5,206	85	6.44%
Taxable municipal securities	18,214	116	2.52%	15,809	123	3.10%
CMO	19,981	111	2.21%	31,674	183	2.29%
SBA	2,856	7	1.02%	-	-	-%
Other investments	3,869	45	4.61%	3,308	33	3.98%
Total investment securities	81,261	428	2.09%	79,745	548	2.73%
Interest bearing deposits	11,646	10	0.34%	6,263	5	0.30%
Total earning assets	$566,282	$6,382	4.47%	$509,706	$5,932	4.62%
Cash and cash equivalents	10,615			8,990
Allowance for loan losses	(8,036)			(8,603)
Other assets	21,522			22,387
Total assets	$590,383			$532,480

Liabilities & Stockholders' Equity:
Interest checking	$18,248	$16	0.35%	$14,158	$13	0.35%
Money market deposit accounts	158,506	157	0.39%	153,332	161	0.42%
Statement savings	2,323	2	0.31%	1,651	1	0.31%
Certificates of deposit	230,146	898	1.55%	215,172	945	1.74%
Total interest-bearing deposits	409,223	1,073	1.04%	384,313	1,120	1.16%
Fed funds purchased	141	-	0.61%	301	-	0.61%
Repurchase agreements	3,586	2	0.25%	1,126	1	0.40%
Subordinated debt	13,251	122	3.64%	7,155	34	1.90%
FHLB advances	39,891	113	1.12%	25,706	83	1.28%
Total interest-bearing liabilities	466,092	1,310	1.12%	418,601	1,238	1.17%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	74,584			64,045
Other liabilities	2,048			1,955
Total liabilities	76,632			66,000
Shareholders' equity	47,659			47,879
Total liabilities and shareholders' equity	$590,383			$532,480

Net interest income		$5,072			$4,694
Interest rate spread			3.35%			3.44%

Net interest margin			3.55%			3.65%

Ratio of average interest earning assets to
average interest-bearing liabilities	121.50%	121.76%

(1) Includes nonaccrual loans
(2) Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

	Nine Months Ended September 30,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$450,627	$16,918	5.02%	$403,413	$15,426	5.11%
Bank owned life insurance (2)	9,705	367	5.05%	9,381	376	5.36%
Investment securities:
Mortgage backed securities	27,385	288	1.41%	14,731	221	2.00%
Corporate bonds	3,782	53	1.86%	9,793	177	2.41%
Municipal securities (2)	2,997	156	6.94%	5,384	261	6.48%
Taxable municipal securities	15,867	330	2.78%	16,893	409	3.24%
CMO	22,103	386	2.34%	33,607	567	2.26%
SBA	962	7	1.02%	210	(2)	(1.49)%
Other investments	3,807	138	4.83%	3,357	99	3.98%
Total investment securities	76,903	1,358	2.36%	83,975	1,732	2.76%
Interest bearing deposits	8,955	21	0.31%	8,423	16	0.26%
Total earning assets	$546,190	$18,664	4.57%	$505,192	$17,550	4.64%
Cash and cash equivalents	9,799			8,315
Allowance for loan losses	(8,081)			(8,115)
Other assets	21,728			25,292
Total assets	$569,636			$530,684

Liabilities & Stockholders' Equity:
Interest checking	$17,745	$46	0.34%	$13,400	$34	0.34%
Money market deposit accounts	155,777	481	0.41%	147,627	456	0.41%
Statement savings	2,343	5	0.31%	1,505	3	0.32%
Certificates of deposit	220,889	2,701	1.63%	223,577	3,046	1.82%
Total interest-bearing deposits	396,754	3,233	1.09%	386,109	3,539	1.23%
Fed funds purchased	282	1	0.61%	182	1	0.61%
Repurchase agreements	5,440	13	0.31%	1,066	3	0.40%
Subordinated debt	13,291	356	3.58%	7,155	103	1.92%
FHLB advances	37,857	315	1.11%	25,824	246	1.27%
Total interest-bearing liabilities	453,624	3,918	1.16%	420,336	3,892	1.24%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	67,466			60,779
Other liabilities	1,985			1,864
Total liabilities	69,451			62,643
Shareholders' equity	46,561			47,705
Total liabilities and shareholders' equity	$569,636			$530,684

Net interest income		$14,743			$13,658
Interest rate spread			3.41%			3.41%

Net interest margin			3.61%			3.61%
Ratio of average interest earning assets to
average interest-bearing liabilities			120.41%			120.19%

(1) Includes nonaccrual loans
(2) Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

Noninterest Income

Total noninterest income was $431 thousand for the third quarter of 2014, compared to $459 thousand for the same period of 2013.  The primary reason for this decrease was a $142 thousand decline in gain on sale of loans from the Company’s wholesale mortgage business.  During the first quarter of 2014, the Company closed its wholesale mortgage operation because the slowdown in the mortgage originations business coupled with the increased regulatory burden made the business difficult to sustain.  Other noninterest income (excluding gain on sale of loans) increased $114 thousand for the third quarter of 2014 to $431 thousand compared to $317 thousand for the same period of 2013.  This increase was primarily driven by gains on the sales of securities and income from the investment group.

For the nine months ended September 30, 2014, noninterest income decreased $425 thousand to $1.4 million from $1.8 million for the first nine months of 2013, attributable to a $674 thousand decrease in gain on sale of loans due to closing of the mortgage division during the first quarter of 2014, offset by a $183 thousand increase in gain on sale of securities and a $80 thousand increase in other noninterest income, driven primarily by increased income from the investment group.

Noninterest Expense

This category includes all expenses other than interest paid on deposit liabilities and borrowings. Total noninterest expense for the third quarter of 2014 increased to  $3.7 million, up  $228 thousand or 6.53%, compared to $3.5 million for the same period in 2013.  This increase is due primarily to the decline in gain on sale of other real estate owned during the third quarter of 2014 compared to the third quarter of 2013.

For the nine months ended September 30, 2014, total noninterest expense increased $633 thousand, or 5.85%, to $11.4 million from $10.8 million for the comparable period in 2013, primarily resulting from an increase in salaries and employee benefits related to bonuses paid during the first quarter of 2014 and other operating expenses.

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

The effective tax rates for the three-month periods ended September 30, 2014 and 2013 were 32.57% and 32.48%, respectively.  The effective tax rates for the nine-month periods ended September 30, 2014 and 2013 were 32.01% and 31.16%, respectively.

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

Total nonperforming assets, consisting of nonaccrual loans, loans past due 90 days and still accruing interest, and other real estate owned (OREO), were $5.5 million at September 30, 2014, down from $6.5 million at September 30, 2013.  This decrease reflects continued results of the Company’s Asset Resolution Plan.  At December 31, 2013, nonperforming assets totaled $7.1 million.  Nonperforming assets are composed largely of loans secured by real estate and repossessed properties in our OREO portfolio.  At the end of the third quarter of 2014, OREO was $2.0 million, down from $2.7 million at December 31, 2013.  Nonaccrual loans were $3.6 million at September 30, 2014, continuing to decrease from $3.9 million at September 30, 2013.  The decrease reflects the continued efforts by the Company to decrease nonaccruals that resulted from a challenging economic environment.

Loan charge-offs, net of recoveries, amounted to a net recovery of $69 thousand for the third quarter of 2014 compared to a net recovery of $96 thousand for the third quarter of 2013.  The provision for loan losses was recovered in the amount of $60 thousand for the third quarter of 2014 compared to $86 thousand for the third quarter of 2013.

Although the Company believes it has a sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future.  The allowance for loan losses was $7.9 million at September 30, 2014, compared to $8.2 million at December 31, 2013.  The ratio of the allowance for loan losses to total loans outstanding at September 30, 2014, was 1.69% compared to 1.89% at December 31, 2013.  The movement in this ratio results from the loan portfolio’s growth since December 31, 2013 and the changes in the loan portfolio’s risk factors.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

	2014	2013
	September 30,	December 31,	September 30,

	(Dollars in thousands)
Nonaccrual loans	$3,580	$4,467	$3,933
Loans past due 90 days
and accruing interest	-	-	-
Total nonperforming loans	3,580	4,467	3,933
Other real estate owned	1,962	2,658	2,602
Total nonperforming assets	$5,542	$7,125	$6,535

Allowance for loan losses
to period end loans	1.69%	1.89%	2.06%
Nonperforming assets to total assets	0.92%	1.30%	1.22%
Allowance for loan losses
to nonaccrual loans	220.77%	182.80%	218.44%

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

At September 30, 2014, management believes cash and cash equivalents of $25.8 million and unrestricted investment securities not pledged of $69.5 million, for a total of $95.1 million or 15.87% of total assets, are adequate to meet short-term liquidity needs.  Management also has alternative sources of funding available, including unused unsecured federal funds facilities with four banks totaling $35.0 million and unused available term loans through the FHLB totaling $37.2 million.

Total liquidity and other alternative sources of liquidity totaled $167.5 million at September 30, 2014, if fully utilized, which represents 34.31% of total deposits.

Off-Balance Sheet Arrangements

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the Company’s financial statements. At September 30, 2014, pre-approved but unused lines of credit for loans totaled approximately $124.0 million. In addition, the Company had approximately $9.4 million in financial and performance standby letters of credit at September 30, 2014. These commitments represent no more than the normal lending risk that the Company commits to borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on the credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $5 million in trust preferred securities issued by the Company in September 2006 qualified as Tier 1 capital as of December 31, 2013. The $6.5 million of subordinated debt issued in the first quarter of 2014 qualifies as Tier 2 capital.  First Capital Bank’s ratios exceed regulatory requirements. As of September 30, 2014, the Company had a Tier 1 risk-based capital ratio of 11.08% and a total risk-based capital ratio of 13.66%. At December 31, 2013, these ratios were 12.34% and 13.78%, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.  CONTROLS AND PROCEDURES

Based upon an evaluation as of September 30, 2014 under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, they have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed April 6, 2009)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2014.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2014.

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2014.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2014.

101

The following materials from the Company’s 10-Q Report for the quarter ended September 30, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operation, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date:	November 13, 2014	By:	/s/ John M. Presley
John M. Presley
Managing Director & Chief Executive Officer

		By:	/s/ William W. Ranson
William W. Ranson
Executive Vice President & Chief Financial Officer