Form 10-K
period 2014-12-31
FIRST CAPITAL BANCORP, INC.
filed 2015-03-27
CIK 1373525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number 001-33543

FIRST CAPITAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Virginia	11-3782033
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4222 Cox Road
Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804)-273-1160

Securities registered under Section 12(b) of the Exchange Act:

(Title of Class)	Name of each Exchange on which registered)
Common Stock, $.01 par value	NASDAQ Capital Market

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]    No [x]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [x] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [ x ] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [x] No

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and asked price of such stock, the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the voting stock held by non-affiliates computed based on a sale price of $4.50 for the registrant’s common stock on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter is approximately $28.9 million.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of March 23, 2015: 12,953,542 Shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the Annual Meeting of Stockholders (Part III)

FIRST CAPITAL BANCORP, INC.

FORM 10-K

Fiscal Year Ended December 31, 2014

PART  I

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

In addition to historical information, this Report on Form 10-K may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements often use words such as “expects,” “believes,” “plans,” “may,” “will,” “should,” “projects,” “anticipates,” “intends,” or words of similar meaning.  You can also identify them because they do not strictly relate to historical or current facts.  Forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material, adverse effect on the operations and future prospects of the Company, including but not limited to:

•	the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;
•	our ability to continue to attract low cost core deposits to fund asset growth;
•	changes in interest rates and interest rate policies and the successful management of interest rate risk;
•	maintaining cost controls and asset quality as we open or acquire new locations;
•	maintaining capital levels adequate to support our growth and operations;
•	changes in general economic and business conditions in our market area;
•	reliance on our management team, including our ability to attract and retain key personnel;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by us;
•	changing trends in customer profiles and behavior; and
•	changes in banking and other laws and regulations applicable to us
•	changes in assumptions underlying the allowance for loan losses

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

ITEM 1.  BUSINESS

General

First Capital Bancorp, Inc., (the Company) is a bank holding company that was incorporated under Virginia law in 2006.  Pursuant to a statutory share exchange in September 2006, we became a bank holding company.  We conduct our primary operations through our wholly owned subsidiary, First Capital Bank (the Bank), which is chartered under Virginia law and opened for business in 1998.  We have one other wholly owned subsidiary, FCRV Statutory Trust 1, which is a Delaware Business Trust that we formed in connection with the issuance of trust preferred capital notes in 2006.

Our principal executive offices are located at 4222 Cox Road, Glen Allen, Virginia 23060, and our telephone number is (804) 273-1160.  We maintain a website at www.1capitalbank.com.

First Capital Bank, a Virginia banking corporation headquartered in Glen Allen, Virginia, was incorporated under the laws of the Commonwealth of Virginia as a state-chartered bank in 1997.  The bank is a member of the Federal Reserve System and began banking operations in late 1998.  The Bank is a community oriented financial institution that offers a full range of banking and related financial services to small and medium-sized businesses, professionals and individuals.

The Bank’s slogan is “Let’s Make It Work.”  Our goal is to provide customers with high quality, responsive and technologically advanced banking services.  We emphasize personalized service, access to decision makers and a quick turnaround time on lending decisions.  With a management team, officers, and other employees with extensive experience in our market area, we strive to develop personal, knowledgeable relationships with our customers, while at the same time we offer products comparable to those offered by larger banks.  We believe that the marketing of customized banking services has enabled the Bank to establish a niche in the financial services marketplace in the Richmond metropolitan area.

The Bank has two wholly-owned subsidiaries, RE1, LLC, and RE2, LLC.  RE1, LLC, and RE2, LLC, both Virginia limited liability companies, were formed in 2008 and 2011, respectively, for the sole purpose of taking title to property acquired in lieu of foreclosure.

The Bank currently conducts business from its executive offices and eight branch locations.  See “Item 2 – Description of Property”.

Principal Products and Services

We offer a full range of deposit services that are typically available in most banks including checking accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts.  All deposit services are tailored to our market area at competitive rates.

We also offer a full range of short-to-medium term commercial and consumer loans.  Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery.  Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments.  Additionally, we originate fixed and floating-rate mortgage and real estate construction and acquisition loans.

Other services we offer include safe deposit boxes, certain cash management services, traveler’s checks, investment advisory services, selected on-line and mobile banking services and a small and medium-sized businesses courier service.  We also have become associated with a shared network of automated teller machines (ATMs) that may be used by our customers throughout Virginia and the Mid-Atlantic region.

Market Area

We mainly target small to medium-sized businesses and the related owners and employees.  Our primary market in the Richmond metropolitan area, which is a region of 13 counties, in the state of Virginia centered on Richmond and includes Chesterfield County, Henrico County, Hanover County, the Town of Ashland, and the City of Richmond.  All of our branches are located in the Richmond metropolitan area.  The Richmond metropolitan area is the third-largest metropolitan area in Virginia and is one of the state’s top-growth markets based on population and median household income.

Our market area has been subject to large scale consolidation of local banks, primarily by larger, out-of-state financial institutions.  However, we believe that there is a large customer base in our market area that relies on word-of-mouth advertising and prefers doing business with local organizations, but which also wants convenient banking.  We seek to fill these needs by offering timely, personalized service and emphasizing convenience by continuing to build our branch network throughout the Richmond metropolitan area where our customers live and work, associating with a shared network of ATMs, and expanding our mobile and online banking services.  We have made significant investments in our infrastructure and believe our current operating platform is sufficient to support a substantially larger banking institution without incurring meaningful additional expenses.

Employees

As of March 23, 2015, we had a total of 95 employees and 93 full time equivalent employees.  We consider relations with our employees to be excellent.  Our employees are not represented by a collective bargaining unit.

Competition

We compete with other commercial banks, savings and loan associations, credit unions, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Richmond metropolitan area and elsewhere.  Many of our non-bank competitors are not subject to the same extensive federal regulations that govern federally-insured banks and state regulations governing state chartered banks.  As a result, such non-bank competitors may have certain advantages over us in providing certain services.

Our primary market area is a highly competitive, highly branched banking market.  Competition in the market area for loans to small and medium-sized businesses and professionals is intense, and pricing is important.  Many of our competitors have substantially greater resources and lending limits than we do and offer certain services, such as extensive and established branch networks, that we are not currently providing.  Moreover, larger institutions operating in the Richmond metropolitan area have access to borrowed funds at lower cost than the funds that are presently available to us.  Deposit competition among institutions in the market area also is strong.  Competition for depositors’ funds comes from U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, among other sources.

At June 30, 2014, the latest date such information is available from the FDIC, the Bank’s deposit market share was 0.73% in the City of Richmond, 1.45% in Chesterfield County, 3.13% in Hanover County, and 0.37% in Henrico County.

Governmental Monetary Policies

Our earnings and growth are affected not only by general economic conditions, but also by the monetary policies of various governmental regulatory authorities, particularly the Federal Reserve Bank (FRB).  The FRB implements national monetary policy by its open market operations in United States Government securities, control of the discount rate and establishment of reserve requirements against both member and nonmember financial institutions’ deposits.  These actions have a significant effect on the overall growth and distribution of loans, investments and deposits, as well as the rates earned on loans, or paid on deposits.

Our management is unable to predict the effect of possible changes in monetary policies upon our future operating results.

Lending Activities

Credit Policies

The principal risk associated with each of the categories of loans in our portfolio is the creditworthiness of our borrowers.  Within each category, such risk is increased or decreased, depending on various factors.  The risks associated with real estate mortgage loans, commercial loans and consumer loans vary based on employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness.  The risk associated with real estate construction loans varies based on the supply and demand for the type of real estate under construction.  In an effort to manage these risks, we have loan approval limits for individual loan officers based on their position and level of experience.

We have written policies and procedures to help manage credit risk.  We use a loan review process that includes a portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit problems, and annual independent third party portfolio reviews to establish loss exposure and to monitor compliance with policies.  Our loan approval process includes our Management Loan Committee and the Loan Committee of the Board of Directors.  Our Chief Credit Officer is responsible for reporting monthly to the Board of Directors on the activities of the Management Loan Committee and on the status of various delinquent and non-performing loans.  The Board of Directors reviews lending policies and recommends guidelines for the Bank’s appetite for specific types of loans as a percentage of the Bank’s total risk-based capital.

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

Our loan officers, as part of the application process, review all loan applications.  Information is obtained concerning the income, financial condition, employment and credit history of the applicant.  If commercial real estate is involved, information is also obtained concerning cash flow available for debt service.  Loan quality is analyzed based on our experience and credit underwriting guidelines.  Income producing real estate collateral for loans in excess of $250 thousand is appraised by independent appraisers who have been pre-approved by meeting the requirement of providing a current and valid license certification and based on the lender’s experience with these appraisers.  Evaluations for real estate collateral for loans less than $250 thousand are made by the loan officers.

In the normal course of business, we make various commitments and incur certain contingent liabilities that are disclosed but not reflected in our annual financial statements, including commitments to extend credit. At December 31, 2014,  our commitments to extend credit totaled $38.8 million.

Construction Lending

We make local construction and land acquisition and development loans. Residential houses and commercial real estate under construction and the underlying land secure these construction loans.  At December 31, 2014, construction, land acquisition and land development loans outstanding were $85.1 million, or 17.67% of total loans.  These loans are concentrated in our local market.  Because the interest rate charged on these loans usually floats with the market, these loans assist us in managing our interest rate risk.  Construction lending entails significant additional risks, compared to residential mortgage lending.  Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the value of the building under construction is only estimable when the loan funds are disbursed.  Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To mitigate the risks associated with construction lending, we generally limit loan amounts to 80% of appraised value in addition to analyzing the creditworthiness of the borrower.  We also obtain a first lien on the property as security for construction loans and typically require personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than loans secured by real property, although they have higher yields.  To manage these risks, we typically obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of the related business.  Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable.  In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the related business’ cash flow and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself.  Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.  We have a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers.  At December 31, 2014, commercial loans totaled $66.9 million, or 13.88% of total loans.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in our market area, including commercial buildings and offices, recreational facilities, small shopping centers, churches and hotels.  At December 31, 2014, commercial real estate loans totaled $182.7 million, or 37.92% of total loans.  We may lend up to 80% of the secured property’s appraised value.  Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economic environment.  Our commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we typically require personal guarantees or endorsements of the borrower’s principal owners.  In addition, we carefully evaluate the location of the security property.

Residential Real Estate Lending

Residential real estate loans at December 31, 2014, accounted for $145.2 million, or 30.14% of total loans.  Residential first mortgage loans represent $84.1 million or 57.92% of total residential real estate loans and are primarily made up of investor loans to qualified borrowers leasing property.  As of December 31, 2014, multifamily and home equity loans represent $37.2 million and $20.5 million, respectively, and junior liens account for $3.2 million of total residential real estate loans.

All residential mortgage loans originated by us contain a “due-on-sale” clause providing that we may declare the unpaid principal balance due and payable upon sale or transfer of the mortgaged premises.  In connection with residential real estate loans, we require title insurance, hazard insurance and, if appropriate, flood insurance.  We do not require escrows for real estate taxes and insurance.

Consumer Lending

We offer various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, boat loans, deposit account loans, installment and demand loans and credit cards.  At December 31, 2014, we had consumer loans of $1.9 million or 0.39% of total loans. Such loans are generally made to customers with whom we have a pre-existing relationship.  We currently originate all of our consumer loans in our local market area.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are under-secured, such as loans secured by rapidly depreciable assets like automobiles.  Any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment as a result of the greater likelihood of damage, loss or depreciation. Due to the relatively small amounts involved, any remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

The underwriting standards we employ to mitigate the risk for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and from any verifiable secondary income.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount.

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

The Gramm-Leach-Bliley Act of 1999 (GLBA) made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries of financial holding companies. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Although the Company has not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, the Company may elect do so in the future.

Payment of Dividends.   The Company is a legal entity separate and distinct from the Bank.  The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s current earnings are sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Bank paid no dividends to the Company during 2014 and 2013.  In December 2014, the Company’s board of directors approved an annual cash dividend policy.  No dividends have yet been declared or paid in connection with such dividend policy.

The Federal Deposit Insurance Corporation (FDIC) has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts, Assessments and Regulation by the FDIC.  The Bank’s deposits are insured by the FDIC up to limits set forth under applicable law, which are currently $250 thousand.  The FDIC has a risk-based assessment system, under which insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels, and certain other factors.  The assessment base is an institution’s average consolidated assets less average tangible equity, and the initial base assessment rates are between 5 and 35 basis points, depending on the institution’s risk category, and subject to potential adjustment based on certain long-term unsecured debt and brokered deposits held by the institution.

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

•	“undercapitalized” if it has a Total Capital ratio of less than 8% and a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

The Dodd-Frank Act contains a number of provisions dealing with the capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements. Under the Collins Amendment to the Dodd-Frank Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements can’t be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010. These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. Accordingly, the Company’s trust preferred capital notes issued in 2006 qualify as Tier 1 capital.

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring election of new directors, and requiring the dismissal of directors and officers. The Bank presently maintains sufficient capital to remain well capitalized under these guidelines.

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

Transactions with Insiders. The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25 thousand or 5% of capital and surplus (up to $500 thousand). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

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

The GLBA and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

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

Gramm-Leach-Bliley Act of 1999. The GBLA was signed into law on November 12, 1999. The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The following description summarizes some of its significant provisions.

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

Bank Secrecy Act.  Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10 thousand to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5 thousand and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution. As part of its BSA program, the USA PATRIOT Act also requires a financial institution to follow recently implemented customer identification procedures when opening accounts for new customers and to review lists of individuals and entities who are prohibited from opening accounts at financial institutions.

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

aggregate
•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250 thousand limit for federal deposit insurance on the aggregate of any interest-bearing and noninterest-bearing transaction accounts the owner may hold in the same ownership category.

•

Interest on Demand Deposits. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits, including business transaction and other accounts.

•

Interchange Fees. The Dodd-Frank Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers. Although banks with less than $10 billion in assets, such as the Bank, are exempted from this measure, it is likely that all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.

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

•

Holding Company Capital Levels. Bank regulators are required to establish minimum capital levels for holding companies that are at least as stringent as those currently applicable to banks. In addition, all trust preferred securities issued after May 19, 2010 will be counted as Tier 2 capital, but the Company’s currently outstanding trust preferred securities qualify as Tier 1 capital because they were issued prior to that date.

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

Certain aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

Filings with the SEC

The Company files annual, quarterly, and other reports under the Securities Exchange Act of 1934 with the SEC. These reports and this Form 10-K are posted and available at no cost on the Company’s investor relations website, https://www.1capitalbank.com, as soon as reasonably practicable after the Company files such documents with the SEC. The information contained on the Company’s website is not a part of this Form 10-K. The Company’s filings are also available through the SEC’s website at www.sec.gov.

ITEM 1a.  RISK FACTORS

An investment in our common stock involves significant risks inherent to the Company’s business.  If any of the events or circumstances described below actually occur, our business, financial condition, results of operations and prospects could be harmed.  These risks are not the only ones we may face.  Other risks of which we are not aware, including those which relate to the banking and financial services industry, in general, and us, in particular, or those which we do not currently believe are material, may harm our future business, financial condition, results of operations and prospects.  Readers should carefully consider the following important risks in conjunction with other information in this Report on Form 10-K, including our consolidated financial statements and related notes, in evaluating us, our business and an investment in our securities.

The Company may incur losses if it is unable to successfully manage interest rate risk

The Company’s profitability depends, in substantial part, upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities.  These rates are normally in line with general market rates and rise and fall based on management’s view of our financing and liquidity needs.  The Company may selectively pay above-market rates to attract deposits as it has done in some of the Company’s marketing promotions.  Changes in interest rates will affect the Company’s operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, which in turn may affect the growth in loan and deposit volume.  The Company’s net interest income will be adversely affected if market interest rates change so that the interest it pays on deposits and borrowings increases faster than the interest earned on loans and investments.  The Company’s net interest spread depends on many factors that are partly or entirely outside its control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.  Fluctuations in market rates are neither predictable nor controllable and may have a material and adverse effect on the Company’s business, financial conditions, and results of operations.

The Company’s business may be adversely affected by economic conditions in our market area

Because our market area is concentrated in the Richmond, Virginia metropolitan area, we will be affected by the general economic conditions in this area.  Changes in local economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio, and loan and deposit pricing.  A significant decline in general economic conditions caused by inflation, recession, unemployment, or other factors beyond our control would impact our local economy and the demand for banking products and services.  Management allocates significant resources to mitigate and respond to risks associated with current economic conditions, however, such conditions cannot be predicted or controlled.  A downturn in local economic conditions could have an adverse effect on the Company’s operating results and financial condition.

The Company faces substantial competition that could adversely affect the Company’s growth and/or operating results

We face vigorous competition from other banks and financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions for deposits, loans, and other financial services in our market area.  A number of these institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services.  We may face a competitive disadvantage because of our smaller size, smaller asset base, lack of geographical diversification and inability to spread our marketing costs across a broader market.  If we have to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, our net interest margin and income could be negatively affected.  Failure to compete effectively to attract new or to retain existing customers may reduce or limit our margins and our market share and may adversely affect our results of operations, financial condition, and growth.

Compliance with new and existing laws, regulations, and supervisory guidance may adversely impact our business, financial condition, and results of operation.

We are subject to numerous laws, regulations and supervision from both federal and state agencies.  During the past few years, there has been an increase in legislation related to and regulation of the financial services industry.  We expect this increased level of oversight to continue.  Failure to comply with these laws and regulations could result in financial, structural, and operational penalties.  In addition, establishing systems and processes to achieve compliance with these laws and regulations may increase our costs and/or limit our ability to pursue certain business opportunities.

Laws and regulations are generally intended to benefit customers, borrowers, and depositors, not shareholders.  The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably, and may negatively influence our revenue, costs, earnings, and capital levels.  Our success depends on our ability to maintain compliance with both existing and new laws and regulations.

The Company’s concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets

The Company offers a variety of secured loans.  Most of the Company’s loans are secured by real estate (both residential and commercial) in its market area.  At December 31, 2014, 85.73% of the Company’s $481.8 million total loan portfolio was secured by residential and commercial real estate.  Changes in the real estate market, such as deterioration in market value of collateral, or declines in local employment rates or economic conditions could adversely affect our customers’ ability to pay these loans which in turn impact the Company’s profitability.  In addition, if the value of real estate serving as collateral materially declines, a significant portion of the loan portfolio could become under-collateralized.  In the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of loan origination which could also impact the Company’s operating results and financial condition.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected

Making loans is an essential element of our business.  The risk of nonpayment is affected by a number of factors, including but not limited to:  the duration of the credit; credit risks of a particular customer; changes in economic and industry conditions; and in the case of collateralized loans, risks resulting from uncertainties about the future value of such collateral.  Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans may not be repaid.  While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses but have not yet been identified as nonperforming or potential problem loans.  We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets or that we will be able to limit the losses on those loans that are identified.  We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio.  Our allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, changes in the size and composition of the loan portfolio and industry information.  Because any estimate of loan losses is necessarily subjective and the accuracy of any estimate depends on the outcome of future events, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and adversely impact our results of operations and financial condition.

The Company’s focus on the small to mid-sized, community-based businesses may increase its credit risk

We target our commercial development and marketing strategy primarily to serve the banking and financial services needs of small and medium-sized businesses.  These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions.  Any deterioration in a borrower’s business may hinder the borrower’s ability to repay his loans with the Company, which could have a material, adverse effect on the Company’s financial condition and results of operations.

The Basel III capital framework contains stringent capital and liquidity requirements

The Company and the Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain.  From time to time, regulators implement changes to these regulatory capital adequacy guidelines.  Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banks and bank holding companies that are based on the Basel III regulatory capital reforms.  If the Company and the Bank fail to meet these minimum capital guidelines and/or other regulatory requirements, the Company’s financial condition could be materially and adversely affected.

The Company’s operations rely on certain external vendors

External vendors provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access.  Although the Company has selected these vendors carefully, we do not control their actions.  Any problem caused by these vendors, including poor performance of services, failure to provide services, disruptions in service, and failure to handle current or higher activity volumes could adversely impact the Company’s ability to deliver products and services to its customers and otherwise conduct its business and  may harm our reputation.  As such, use of such external vendors creates an unavoidable, inherent risk to the Company’s business operations.

The Company’s operations may be adversely affected by cyber security risks

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and networks.  The secure processing, maintenance and use of this information is critical to our operations.  The Company has invested in accepted technologies and continually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access.  Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions.  A breach of any kind could compromise systems and the information stored there could be accessed, damaged, or disclosed.  Any such breach in information security could result in monetary losses, legal claims, regulatory penalties, disruption in operations, and damage to the Company’s reputation, all of which could adversely affect our business.

ITEM 2.  PROPERTIES

Our banking offices are listed below.  We conduct our business from the properties listed below.  Except for our Corporate, Ashland, WestMark, and Three Chopt offices, which we own, we lease our other offices under long term lease arrangements.  All of such leases are at market rental rates, and they are all with unrelated parties having no relationship or affiliation with us.

Office	Date
Location	Opened

WestMark Office	1998
11001 West Broad Street
Glen Allen, Virginia 23060

Ashland Office	2000
409 South Washington Highway
Ashland, Virginia 23005

Corporate Office	2003
4222 Cox Road
Glen Allen, Virginia 23060
Chesterfield Towne Center Office	2003
1580 Koger Center Boulevard
Richmond, Virginia 23235

Staples Mill Road Office	2003
1776 Staples Mill Road
Richmond, Virginia 23230

Bon Air Office	2008
2810 Buford Road
Richmond, Virginia 23235

Three Chopt Office	2006
7100 Three Chopt Road
Richmond, Virginia 23229

James Center Office	2007
One James Center
901 East Cary Street
Richmond, Virginia 23219

Swift Creek Kroger Office	2014
13201 Rittenhouse Drive
Midlothian, Virginia 23112

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Capital Market under the symbol “FCVA.”

The following table shows high and low sale prices for our common stock, as reported to us, for the periods indicated.

2014	High	Low

1st Quarter	$4.96	$4.11
2nd Quarter	$4.89	$4.02
3rd Quarter	$4.75	$4.30
4th Quarter	$4.50	$4.09

2013	High	Low

1st Quarter	$3.30	$2.82
2nd Quarter	$3.42	$3.00
3rd Quarter	$4.28	$3.21
4th Quarter	$4.64	$3.80

The foregoing transactions may not be representative of all transactions during the indicated periods or of the actual fair market value of our common stock at the time of such transaction due to the infrequency of trades and the limited market for our common stock.  The Company did not repurchase any of its common stock during the fourth quarter ended December 31, 2014.

First Capital Bancorp, Inc. has never paid a cash dividend.  However, in December 2014, the Company’s Board of Directors approved an annual dividend policy.  No dividends have yet been declared or paid in connection with this policy.

There were 12,864,542 shares of the Company’s common stock outstanding at the close of business on December 31, 2014.  As of March 23, 2015, there were approximately 613 shareholders of record of our common stock.

The following table sets forth certain information, as of December 31, 2014, regarding the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security
holders:
2000 Stock Option Plan	29,800	$ 4.57	0
2010 Stock Incentive Plan	124,500	$ 3.89	317,000
Total	154,300	$ 4.02	317,000

ITEM 6.  SELECTED FINANCIAL INFORMATION

The following consolidated summary sets forth our selected financial data for the periods and at the dates indicated.  The selected financial data for fiscal years have been derived from our audited financial statements for each of the five years that ended December 31, 2014, 2013, 2012, 2011, and 2010.   You also should read the detailed information and the financial statements for all of such periods included elsewhere in this Report on Form 10-K.

	At or for the Years Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data:		(In thousands, except ratios and per share amounts)
Interest income	$24,532	$23,096	$23,013	$24,327	$26,430
Interest expense	5,168	5,144	6,674	8,379	10,217
Net interest income	19,364	17,952	16,339	15,948	16,213
(Recovery of) Provision for loan losses	(352)	(186)	9,196	9,441	8,221
Net interest income after (recovery of)
provision for loan losses	19,716	18,138	7,143	6,507	7,992
Noninterest income	1,822	2,402	1,982	2,080	1,050
Noninterest expense	15,055	14,912	18,421	13,549	12,550
Income before income taxes	6,483	5,628	(9,296)	(4,962)	(3,508)
Income tax expense (benefit)	2,095	1,754	(3,290)	(1,886)	(1,336)
Net income	4,388	3,874	(6,006)	(3,076)	(2,172)
Effective dividend on preferred stock	24	345	623	679	678
Net income (loss) available to common stockholders	$4,364	$3,529	$(6,629)	$(3,755)	$(2,850)
Per Share Data:
Basic earnings per share	$0.35	$0.29	$(0.76)	$(1.26)	$(0.96)
Diluted earnings per share	$0.30	$0.25	$(0.76)	$(1.26)	$(0.96)
Book value per share	$3.86	$3.52	$3.49	$10.11	$11.16
Balance Sheet Data:
Toal assets	$598,538	$547,885	$542,947	$541,690	$536,025
Cash and cash equivalents	$11,093	$14,187	$35,321	$50,359	$32,367
Securities available for sale	$74,283	$71,511	$86,825	$84,035	$86,787
Securities held to maturity	$2,371	$2,375	$2,880	$2,884	$2,389
Loans, net	$473,789	$423,160	$368,920	$360,969	$386,209
Allowance for loan losses	$7,874	$8,165	$7,269	$9,271	$10,626
Othe real estate owned	$1,810	$2,658	$3,771	$7,646	$2,615
Bank owned life insurance	$9,900	$9,580	$9,251	$8,917	$448
Total deposits	$479,507	$455,968	$459,113	$440,199	$426,871
FHLB advances	$45,000	$30,000	$25,000	$50,000	$55,000
Subordinated debt and trust preferred	$11,559	$7,155	$7,155	$7,155	$7,155
Stockholders' equity	$49,652	$49,682	$47,088	$40,683	$43,675
Weighted average shares outstanding, basic	12,530	12,032	8,700	2,971	2,971
Weighted average shares outstanding, diluted	14,724	13,928	8,700	2,971	2,971
Selected Performance Ratios
Return on average assets	0.76%	0.73%	-1.13%	-0.58%	-0.41%
Return on average equity	9.30%	8.05%	-13.01%	-7.11%	-4.74%
Average yield on interest earning assets	4.54%	4.65%	4.72%	4.91%	5.18%
Average rate paid on interest-bearing liabilities	1.13%	1.22%	1.54%	1.89%	2.28%
Net interest margin, fully taxable equivalent	3.60%	3.64%	3.39%	3.26%	3.20%
Interest-earning assets to interest-bearing liabilities	120.88%	120.56%	115.60%	114.70%	114.90%
Efficiency ratio	71.06%	73.26%	100.55%	75.16%	72.70%
Capital Ratios
Equity to total assets at end of period	8.30%	9.07%	8.67%	7.51%	8.15%
Average equity to average assets	8.19%	9.01%	8.69%	8.13%	8.55%
Tangible capital ratio	8.30%	8.06%	7.67%	5.54%	6.18%
Tier 1 risk-based capital ratio	11.00%	12.34%	12.29%	11.60%	12.08%
Total risk-based capital ratio	13.54%	13.78%	13.75%	13.17%	13.74%
Leverage ratio	9.22%	10.04%	9.19%	8.37%	9.04%
Asset Quality Ratios:
Non-performing loans to period-end loans	0.71%	1.04%	2.49%	4.78%	6.82%
Non-performing assets to total assets	0.88%	1.30%	2.42%	4.68%	5.54%
Net loan (recoveries) charge-offs to average loans	-0.01%	-0.26%	2.97%	2.92%	0.92%
Allowance for loan losses to total
loans outstanding at end of period	1.63%	1.89%	1.93%	2.51%	2.78%

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

General

The Company’s results for the year ended December 31, 2014 reflect management’s commitment to controlled growth and the continuing economic stabilization and recovery of the Richmond metropolitan area with 12% growth in net loans and 8% growth in net interest income, resulting in the most profitable year the Company has ever experienced.  Net income available to common stockholders for the year ended December 31, 2014, increased 24%, compared to the prior year, to $4.4 million.  In addition, asset quality trends continue to improve, and the Company remains well capitalized with capital ratios well in excess of the regulatory minimums.

The Company has been keenly focused on five primary objectives for the last three years.  In order of importance, those areas are asset quality, capital preservation, liquidity, reducing exposure to real estate acquisition and development loans, and improving core earnings.  Each of these objectives will be discussed elsewhere in this report.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles (GAAP) and conform to general practices within the banking industry.  The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues, expenses and related disclosures.  Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations.

The Company’s critical accounting policies relate to the allowance for loan losses and other real estate owned.  The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations and are discussed in detail in Note 1 of the accompanying consolidated financial statements.  The following is a summary of the Company’s critical accounting policies that are highly dependent on estimates, assumptions, and judgments.

Allowance for Loan Losses

The evaluation of the allowance for loan losses is based on management’s opinion of an amount that is adequate to absorb probable losses inherent in the Company’s existing portfolio.  The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Accounting Standards Codification (ASC) 450 Contingencies, which requires that losses be accrued when occurrence is probable and can be reasonably estimated, and (ii) ASC 310 Receivables, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Other Real Estate Owned

Other real estate owned is properties and real estate acquired through foreclosure or physical possession.  Write downs to fair value of foreclosed assets less estimated costs to sell at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of other real estate owned and records an impairment charge for any subsequent declines in fair value less selling costs.  If fair value declines subsequent to foreclosure, a write down is recorded to expense.  Operating costs after acquisition are expensed as incurred.  Fair value is based on an assessment of information available at the end of a reporting period and depends on a number of factors, including historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

Results of Operations

Net Interest Income

The Company’s primary source of earnings is net interest income.  Net interest income is the amount by which interest generated from earning assets exceeds the expense of funding those assets.  Changes in volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on net interest income.  The quality of assets further influences the amount of net interest income related to losses of interest on non-accrual loans and loan loss provisions.

The following table reflects an analysis of our net interest income using the daily average balance of our assets and liabilities for the periods indicated.

	Year Ended December 31,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$456,091	$22,773	4.99%	$409,209	$20,915	5.11%
Bank owned life insurance (2)	9,745	485	4.98%	9,422	499	5.30%
Investment securities:
Mortgage backed securities	27,897	379	1.36%	16,687	323	1.94%
Corporate bonds	3,711	67	1.81%	8,836	205	2.33%
Municipal securities (2)	2,840	198	6.98%	5,184	337	6.49%
Taxable municipal securities	16,414	439	2.68%	16,399	523	3.19%
CMO	21,526	494	2.30%	32,603	747	2.29%
SBA	1,662	18	1.07%	157	(2)	(1.49)%
Other investments	3,852	193	5.00%	3,384	138	4.07%
Total investment securities	77,902	1,788	2.30%	83,250	2,271	2.73%
Interest bearing deposits	8,762	34	0.38%	7,628	21	0.27%
Total earning assets	$552,500	$25,080	4.54%	$509,509	$23,706	4.65%
Cash and cash equivalents	10,011			8,425
Allowance for loan losses	(8,034)			(8,199)
Other assets	21,515			24,590
Total assets	$575,992			$534,325

Liabilities & Stockholders' Equity:
Interest checking	$18,915	$66	0.35%	$13,695	$46	0.34%
Money market deposit accounts	157,289	632	0.40%	149,191	620	0.42%
Statement savings	2,342	7	0.31%	1,665	5	0.32%
Certificates of deposit	221,384	3,524	1.59%	222,713	3,999	1.80%
Total interest-bearing deposits	399,930	4,229	1.06%	387,264	4,670	1.21%
Fed funds purchased	370	2	0.58%	207	1	0.61%
Repurchase agreements	5,126	15	0.29%	1,123	4	0.40%
Subordinated debt and trust preferred	12,858	470	3.66%	7,155	137	1.91%
FHLB advances	38,794	452	1.16%	26,876	332	1.23%
Total interest-bearing liabilities	457,078	5,168	1.13%	422,625	5,144	1.22%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	69,653			61,647
Other liabilities	2,073			1,927
Total liabilities	71,726			63,574
Shareholders' equity	47,188			48,126
Total liabilities and shareholders' equity	$575,992			$534,325

Net interest income		$19,912			$18,562
Interest rate spread			3.41%			3.44%

Net interest margin			3.60%			3.64%
Ratio of average interest earning assets to
average interest-bearing liabilities			120.88%			120.56%

(1) Includes nonaccrual loans
(2) Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

Year ended December 31, 2014 compared to year ended December 31, 2013

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

Net interest income for the year ended December 31, 2014 increased 7.87% to $19.4 million compared to $18.0 million for the year ended December 31, 2013, due primarily to an increase in loan interest income to $22.8 million in 2014 compared to $20.9 million in 2013.

Average total earning assets increased $43.0 million, or 8.44%, to $552.5 million for 2014 compared to $509.5 million for 2013.  Average loans, net of unearned income, increased $46.9 million during 2014 to $456.1 million.  The average rate earned on net loans decreased 12 basis points during 2014 to 4.99% from 5.11% for the year ended December 31, 2013, reflecting the competitive rate environment.  Average investment securities decreased $5.3 million from $83.3 million at December 31, 2013 to $77.9 million at December 31, 2014, reflecting cash flow needs to fund loan growth.  The average yield in our securities portfolio decreased 43 basis points during 2014 to 2.30% compared to 2.73% during 2013, reflecting the restructuring of the investment portfolio to reduce its duration and volatility.  Income on interest bearing deposit assets increased from $21 thousand for 2013 to $34 thousand for 2014 as the average balance increased from $7.6 million during 2013 compared to $8.8 million during 2014, reflecting the purchase of certificates of deposit from other banks in conjunction with the restructuring of the investment portfolio.  Based on all the factors described herein, the yield on total average earning assets decreased 11 basis points to 4.54% for 2014 from 4.65% for 2013.

Average interest bearing deposit liabilities increased $12.7 million or 3.27% to $399.9 million during 2014 from $387.3 million during 2013.  Interest expense on deposit liabilities decreased $441 thousand for 2014 compared to 2013.  The average cost of interest-bearing deposits decreased 15 basis points from 1.21% for 2013 to 1.06% for 2014, reflecting the repricing of money market accounts and certificates of deposit to lower yields.  The cost of certificates of deposit decreased 21 basis points from 1.80% for 2013 to 1.59% for 2014.  The average balance in money market deposit accounts increased $8.1 million during 2014 compared to 2013, and the related cost decreased from 0.42% for 2013 to 0.40% for 2014.  We expect deposit costs to continue to decrease in 2015 as certificates of deposit reprice and the rate on money market accounts decreases, but to a lesser extent than such costs decreased 2014.

Average Federal Home Loan Bank (FHLB) advances increased $11.9 million from $26.9 million at December 31, 2013 to $38.8 million at December 31, 2014, while the average rate on such advances decreased from 1.23% in 2013 to 1.16% for 2014 due to the lower interest rates on new advances.  FHLB advances were used to provide liquidity, primarily related to loan growth.  Average subordinated debt pricing increased 175 basis points, and the average balance increased from $7.2 million at December 31, 2013 to $12.9 million at December 31, 2014.  This net increase was primarily due to a new $6.5 million, 5.5%, amortizing note issued to retire preferred stock during the first quarter of 2014 and offset by the payoff of a $2 million, 1.6% note during the third quarter of 2014.

The following table analyzes changes in net interest income attributable to changes in the volume of average interest-earning assets and average interest bearing liabilities compared to changes in interest rates.

	2014 vs. 2013
	Increase (Decrease)
	Due to Changes in:
	Volume	Rate	Total
	(Dollars in thousands)

Earning Assets:
Loans, net of unearned income	$ 2,386	$ (528)	$ 1,858
BOLI	17	(31)	(14)
Investment securities	(311)	(172)	(483)
Interest bearing deposits	12	1	13
Total earning assets	2,104	(730)	1,374

Interest-Bearing Liabilities:
Interest checking	18	2	20
Money market deposit accounts	34	(22)	12
Statement savings	2	-	2
Certificates of deposit	(24)	(451)	(475)
Fed funds purchased	1	-	1
Repurchase agreements	16	(5)	11
Subordinated debt and trust preferred	109	224	333
FHLB advances	147	(27)	120
Total interest-bearing liabilities	303	(279)	24

Change in net interest income	$ 1,801	$ (451)	$ 1,350

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above.  The provision for loan losses for the year ended December 31, 2014, resulted in a recovery of $352 thousand compared to a recovery of $186 thousand for the year ended December 31, 2013, reflecting improvements realized in loan quality.  Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses.  We are committed to making loan loss provisions that maintain an allowance which adequately reflects the risk inherent in our loan portfolio.  This commitment is more fully discussed in the “Asset Quality” section below.

Noninterest Income

Year ended December 31, 2014 compared to year ended December 31, 2013

Noninterest income has been, and will continue to be, an important factor for increasing the Company’s profitability.  Management continues to consider areas where noninterest income can be increased.

Noninterest income decreased $580 thousand to $1.8 million for the year ended December 31, 2014 compared to $2.4 million for the same period in 2013.  The primary cause of the decrease in noninterest income related to our wholesale mortgage operation, which provided gains on sales of loans of $55 thousand in 2014 compared to $798 thousand in 2013.  During the first quarter of 2014, the Company closed its wholesale mortgage operation because the slowdown in the mortgage originations business coupled with the increased regulatory burden made the business difficult to sustain.

Noninterest Expense

Year ended December 31, 2014 compared to year ended December 31, 2013

Noninterest expense includes all expenses other than interest paid on deposits and borrowings.  Total noninterest expense remained relatively consistent overall, and increased just 0.96% or $143 thousand to $15.1 million for 2014 compared to $14.9 million for 2013.  Noninterest expense was 2.61% of average assets for the year ended December 31, 2014 compared to 2.79% for the year ended December 31, 2013.

The mix of noninterest expense changed with a decrease in salaries and employee benefits of 3.71% to $8.6 million for 2014 compared to $9.0 million for 2013, due primarily to decreased stock-based compensation.  This decrease was offset by a net 8% increase in other noninterest expenses which reflects the overall growth in operations, including the opening of a new branch in June 2014.

Income Taxes

Our reported income tax expense was $2.1 million for 2014 compared to $1.8 million for 2013.  Note 11 of our consolidated financial statements included elsewhere in this Report on Form 10-K provides a reconciliation between the amount of income tax benefit/expense computed using the federal statutory rate and our actual income tax benefit/expense.  Also included in Note 11 to the consolidated financial statements is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 2014 and 2013.

Financial Condition

Assets

Total assets increased to $598.5 million at December 31, 2014, compared to $547.9 million at December 31, 2013, representing an increase of $50.7 million or 9.25%, related primarily to loan growth.  Average assets increased 7.80%, related primarily to growth in average loans outstanding, from $534.3 million for the year ended December 31, 2013 to $576.0 million for the year ended December 31, 2014.  Stockholders’ equity was $49.7 million at December 31, 2013 and decreased $30 thousand during 2014.  The decrease in stockholders’ equity despite net income of $4.4 million was due primarily to the redemption of the Company’s outstanding preferred stock during 2014.

Loans

Our loan portfolio is the largest component of earning assets.  Total loans, which exclude the allowance for loan losses and deferred loan fees and costs were $481.8 million at December 31, 2014, an increase of $50.5 million from $431.3 million at December 31, 2013, reflecting management’s commitment to controlled growth of the Bank’s core business while improving asset quality.  Commercial real estate loans increased $17.5 million or 10.59% to $182.7 million and represented 37.92% of the portfolio.  Commercial loans increased $10.9 million, or 19.52%, to $66.9 million and represented 13.88% of the loan portfolio.  Other construction, land development and other land loans increased $9.7 million, or 22.38%, to $52.9 million from $43.3 million and represented 10.99% of the portfolio.  The allowance for loan losses was $7.9 million, down 3.56% from the prior year and represented 1.63% of total loans outstanding at December 31, 2014, down from 1.89% at December 31, 2013, reflecting improvements in loan quality.

Major classifications of loans are as follows:

	2014	2013	2012	2011	2010

	(Dollars in thousands)

Real estate
Residential	$145,241	$142,702	$131,144	$127,541	$118,209
Commercial	182,718	165,216	144,034	142,989	145,399
Residential Construction	32,184	22,603	13,202	9,712	15,852
Other Construction, Land
Development & Other Land	52,937	43,257	45,053	48,637	66,041
Commercial	66,868	55,947	40,423	37,922	48,004
Consumer	1,886	1,615	2,215	3,250	3,693
Total loans	481,834	431,340	376,071	370,051	397,198
Less:
Allowance for loan losses	7,874	8,165	7,269	9,271	11,036
Net deferred (income) costs	(171)	(15)	118	189	47
Loans, net	$473,789	$423,160	$368,920	$360,969	$386,209

Our average net loan portfolio totaled 79.18% of average earning assets in 2014, up from 76.58% in 2013.  Because of the nature of our market, loan collateral is predominantly real estate.  At December 31, 2014, the Company had approximately $413.1 million in loans secured by real estate which represents 85.73% of total loans outstanding as of that date.

Asset Quality

The Company continues to see improvement in asset quality.  Nonperforming loans to period end loans improved to 0.71% at December 31, 2014 compared to 1.04% at December 31, 2013.  Nonperforming assets to total assets improved to 0.88% at December 31, 2014 compared to 1.30% at December 31, 2013. Other real estate owned declined $848 thousand or 31.90% from $2.7 million at December 31, 2013 to $1.8 million at December 31, 2014.

Resources continue to be devoted specifically to the ongoing review of the loan portfolio and the workouts of problem assets to minimize any losses to the Company. The Company has in place a special assets loan committee, which includes the Company’s Chief Executive Officer and Chief Credit Officer. This committee approves strategies and all credit actions taken on significant problem loans. Management continues to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential and commercial real estate, and adjusts the allowance for loan losses accordingly. The Company works with its customers on loan collection matters while taking appropriate actions to improve the Company’s position and minimize any losses. These problem loans are closely managed and evaluated for collection with appropriate loss reserves established whenever necessary.

Recoveries, net of charge-offs for 2014 were $61 thousand, or 0.01% of average loans outstanding. Recoveries, net of charge-offs included commercial real estate loans of $212 thousand, residential construction loans of $66 thousand, and commercial loans of $259 thousand.  Charge-offs, net of recoveries, included residential real estate loans of $476 thousand during 2014.  At December 31, 2014, total past due loans (30-89 days past due and 90+ days past due) and accruing, were $505 thousand, or 0.10%, of total loans, down from $987 thousand at December 31, 2013.  Loans classified as Substandard decreased $5.9 million, or 35.89%, to $10.5 million at December 31, 2014 from $16.4 million at December 31, 2013.  Special Mention loans decreased $4.3 million, or 28.67%, to $10.7 million at December 31, 2014 from $14.9 million at December 31, 2013.  Improvements in these credit metrics reflect the efforts the Company has devoted to asset quality.

Non-performing Assets

At December 31, 2014, non-performing assets decreased $1.9 million or 26.46% to $5.2 million at December 31, 2014 compared to $7.1 million at December 31, 2013.  The ratio of nonperforming assets to total assets was 0.88% at year end 2014 compared to 1.30% at year end 2013.  Non-performing assets consist of nonaccrual loans totaling $3.4 million and OREO of $1.8 million which consists of approximately 53 residential building lots.

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

		December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-performing loans	$ 3,430	$ 4,467	$ 9,352	$ 17,691	$ 27,097
Other real estate owned	1,810	2,658	3,771	7,646	2,615
Total non-performing assets	$ 5,240	$ 7,125	$ 13,123	$ 25,337	$ 29,712

Non-performing loans to period end loans	0.71%	1.04%	2.49%	4.78%	6.82%
Non-performing assets to total assets	0.88%	1.30%	2.42%	4.68%	5.54%

The following provides a roll-forward of 2014 OREO activity:

(dollars in thousands)

Beginning Balance	$2,658
Additions	256
Sales	(1,098)
Write-downs	(6)
Ending Balance	$1,810

Allowance for Loan Losses

For a discussion of our accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

		December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$ 8,165	$ 7,269	$ 9,271	$ 11,036	$ 6,600
Loans charge-offs
Real estate:
Residential	607	161	2,514	2,766	900
Commercial	-	333	2,599	213	303
Residential construction	120	223	1,459	799	1,232
Other construction, land development
and other land	-	1,357	3,974	6,684	851
Commercial	46	218	1,082	1,692	530
Consumer	-	-	-	-	-
Total loans charged off	773	2,292	11,628	12,154	3,816
Recoveries
Real estate:
Residential	131	17	224	105	16
Commercial	212	998	78	-	2
Residential construction	186	1,030	1	18	-
Other construction, land development
and other land	-	1,324	17	816	-
Commercial	305	5	110	9	13
Consumer	-	-	-	-	-
Total recoveries	834	3,374	430	948	31
Net (recoveries) charge-offs	(61)	(1,082)	11,198	11,206	3,785
(Recovery of) provision for loan losses	(352)	(186)	9,196	9,441	8,221
Balance, end of year	$ 7,874	$ 8,165	$ 7,269	$ 9,271	$ 11,036

Ratio of allowance for loan losses to total loans
outstanding at end of period	1.63%	1.89%	1.93%	2.51%	2.78%

Ratio of net (recoveries) charge-offs to average
loans outstanding during the period	-0.01%	-0.26%	2.97%	2.92%	0.92%

The allowance for loan losses at December 31, 2014 was $7.9 million compared to $8.2 million at December 31, 2013.  The allowance for loan losses was 1.63% of total loans outstanding at December 31, 2014 compared to 1.89% at December 31, 2013.  The recovery of provision for loan losses was $352 thousand for 2014 compared to $186 thousand for 2013.  Net charge-offs resulted in a net recovery of $61 thousand for the year ended December 31, 2014 and net recoveries of $1.1 million for the year ended December 31, 2013.  Management feels that the stress of the portfolio has decreased reflecting the recovery of the real estate market in the Richmond metropolitan area and management’s focus on improving asset quality.  Additional provision for loan losses may be required if a downward trend in conditions returns.  We have no exposure to sub-prime loans in the portfolio.

The following table shows the balance and percentage of our allowance for loan losses allocated to each major category of loan at the end of each of the years presented:

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Allocation of allowance for loans losses:
Real estate
Residential	$ 2,324	$ 2,891	$ 2,654	$ 3,680	$ 3,431
Commercial	3,168	3,050	2,947	1,375	760
Residential Construction	711	591	284	650	494
Other construction, land
development and other land	626	624	606	2,175	4,299
Commercial	1,031	996	762	1,370	2,031
Consumer	14	13	16	21	21
Balance, December 31	$ 7,874	$ 8,165	$ 7,269	$ 9,271	$ 11,036

Ratio of loans to total loans:
Real estate
Residential	30.14%	33.09%	34.87%	34.47%	29.76%
Commercial	37.92%	38.30%	38.30%	38.64%	36.61%
Residential Construction	6.68%	5.24%	3.51%	2.62%	3.99%
Other construction, land
development and other land	10.99%	10.03%	11.98%	13.14%	16.63%
Commercial	13.88%	12.97%	10.75%	10.24%	12.09%
Consumer	0.39%	0.37%	0.59%	0.89%	0.93%
	100.00%	100.00%	100.00%	100.00%	100.00%

Investment Securities

We have designated most securities in the investment portfolio as “available for sale” as further defined in Note 3 to our consolidated financial statements.  We have designated certain security purchases as “held-to-maturity” as further defined in Note 3 to our consolidated financial statements.  Available for sale securities are required to be carried on the financial statements at fair value.  The unrealized gains or losses, net of deferred income taxes, are reflected in stockholders’ equity.  Held-to-maturity securities are carried at amortized cost.

The market value of the available for sale securities at December 31, 2014 and 2013 was $74.3 million and $71.5 million, respectively.  The net unrealized loss after tax on the available for sale securities was $65 thousand at December 31, 2014 compared to $390 thousand at December 31, 2013.

The carrying values of securities available for sale at the dates indicated were as follows:

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Available for Sale
Mortgage-backed securities	$ 29,564	$ 22,142	$ 12,035
Corporate bonds	3,498	6,001	16,699
Collateralized mortgage obligation securities	19,791	27,333	37,931
State and political subdivision obligations - taxable	17,754	14,327	15,809
State and political subdivision obligations - tax exempt	-	1,708	3,041
SBA pools	3,676	-	1,310
	$ 74,283	$ 71,511	$ 86,825
Held to Maturity
State and political subdivision obligations - tax exempt	$ 2,371	$ 2,375	$ 2,880
	$ 2,371	$ 2,375	$ 2,880

Restricted investment securities, with a carrying amount of $4.2 million at December 31, 2014, consist primarily of Federal Reserve Bank stock, FHLB stock and Community Bankers Bank Stock.

Deposits

The following table is a summary of average deposit liabilities and average rates paid on those deposits for the periods presented:

	2014		2013
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$ 69,653	0.00%	$ 61,647	0.00%
Interest-bearing deposits
Interest checking	18,915	0.35%	13,695	0.34%
Savings	2,342	0.31%	1,665	0.32%
Money market accounts	157,289	0.40%	149,191	0.42%
Certificates of deposit	221,384	1.59%	222,713	1.80%
	$ 469,583		$ 448,911

As of December 31, 2014, deposits were $479.5 million, a $23.5 million increase over December 31, 2013 deposits of $456.0 million.  Average deposits during 2014 increased $20.7 million compared to average deposits for the year ended December 31, 2013.  Average noninterest-bearing deposits increased $8.0 million to $69.7 million at December 31, 2014 compared to $61.6 million at December 31, 2013.  Average money market accounts increased 5.43%, or $8.1 million, in 2014 to $157.3 million compared to $149.2 million in 2013.  Average certificates of deposit decreased $1.3 million, or 0.60%, to $221.4 million in 2014.  Included in the certificates of deposits at 2014 year end are $30.6 million (6.52% of total deposits) in brokered deposits with an average interest rate of 0.96%.  We used brokered deposits to extend the maturity of our certificates of deposit to assist in our interest rate risk management.

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100 thousand:

Maturities of Certificates of Deposit of $100,000 and Greater
	Within	Three to	Over		Percent
	Three	Twelve	One		of Total
	Months	Months	Year	Total	Deposits
(Dollars in thousands)

At December 31, 2014	$ 6,017	$ 49,288	$ 92,621	$ 147,926	30.85%

Borrowings

At December 31, 2014 and 2013, our borrowings and the related weighted average interest rate were as follows:

	2014		2013
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Fed Funds Purchased	$ 6,318	0.58%	$ -	0.00%
Repurchase agreements	1,761	0.29%	1,393	0.40%
Federal Home Loan Bank advances	45,000	1.20%	30,000	1.12%
Subordinated debt and trust preferred	11,559	3.91%	7,155	1.76%
	$ 58,320		$ 38,548

We have various lines of credit available from certain of our correspondent banks in the aggregate amount of $35.0 million.  These lines of credit, which bear interest at prevailing market rates, permit us to borrow funds in the overnight market, and are renewable annually.

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

We monitor interest rate levels on a daily basis at meetings of the Asset Liability Committee.  The following reports and/or tools are used to assess the current interest rate environment and its impact on our earnings and liquidity:  monthly and year to date net interest margin and spread calculations, monthly and year to date balance sheet and income statements versus budget, quarterly net portfolio value analysis, a weekly survey of rates offered by other local competitive institutions and gap analysis (matching maturities or repricing dates of interest sensitive assets to those of interest sensitive liabilities by periods) and a Risk Manager model used to measure earnings at risk and economic value of equity at risk.

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

	December 31, 2014
	1 to 90	90 Days	Total	1 to 3	3 to 5	Over 5
	Days	to 1 Year	1 Year	Years	Years	Years	Total
	(Dollars in thousands)
Earning Assets:
Total Loans Excluding Nonaccrual	$ 64,967	$ 93,544	$ 158,511	$ 119,334	$ 161,094	$ 39,466	478,405
Investment securities	7,128	2,542	9,670	23,713	12,134	31,137	76,654
Interest-bearing bank deposits	142	-	142	1,000	-	1,000	2,142
Total rate sensitive assets	$ 72,237	$ 96,086	$ 168,323	$ 144,047	$ 173,228	$ 71,603	$ 557,201
Cumulative totals	$ 72,237	$ 168,323	$ 168,323	$ 312,370	$ 485,598	$ 557,201

Interest-Bearing Liabilities:
Interest checking	$ 26,426	$ -	$ 26,426	$ -	$ -	$ -	$ 26,426
Money market accounts	158,108	-	158,108	-	-	-	158,108
Savings deposits	2,365	-	2,365	-	-	-	2,365
Certificates of deposit:
Less than $100	8,469	30,062	38,531	27,906	7,474	-	73,911
Greater than $100	6,017	49,288	55,305	51,558	41,063	-	147,926
Total	$ 14,486	$ 79,350	$ 93,836	$ 79,464	$ 48,537	$ -	$ 221,837
Federal funds purchased	-	-	-	-	-	-	-
FHLB borrowing	5,000	10,000	15,000	15,000	15,000	-	45,000
Sub Debt	6,404	-	6,404	-	-	-	6,404
Trust preferred	5,155	-	5,155	-	-	-	5,155
Other liabilities	1,761	-	1,761	-	-	-	1,761
Total rate sensitive liabilities	219,705	89,350	309,055	94,464	63,537	-	$ 467,056
Non rate sensitive liabilities	-	-	-	-		70,770	$ 70,770
Cumulative totals	$ 219,705	$ 309,055	$ 309,055	$ 403,519	$ 467,056	$ 537,826

Interest sensitivity gap	$ (147,468)	$ 6,736	$ (140,732)	$ 49,583	$ 109,691	$ 833
Cumulative interest
sensitivity gap	$ (147,468)	$ (140,732)	$ (140,732)	$ (91,149)	$ 18,542	$ 19,375
Cumulative interest sensitive gap
as a percentage of earning assets	-26.5%	-25.3%	-25.3%	-16.4%	3.3%	3.5%

Ratio of cumulative rate sensitive
assets to cumulative rate
sensitive liabilities	32.9%	54.5%	54.5%	77.4%	104.0%	103.6%

Capital Resources and Dividends

We have an ongoing strategic objective of maintaining a capital base that supports the pursuit of profitable business opportunities, provides resources to absorb risk inherent in our activities and meets or exceeds all regulatory requirements.

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks.  The regulatory capital standards categorize assets and off-balance sheet items into four categories that weight balance sheet assets according to risk, requiring more capital for holding higher risk assets.  At December 31, 2014 and 2013, the Company’s Tier 1 leverage ratio (Tier 1 capital to average total assets) was 9.22% and 10.04%, respectively, with the minimum regulatory ratio to be well capitalized at 5.00%.  Tier 1 risk based capital ratios at December 31, 2014 and 2013 were 11.00% and 12.34%, respectively, with the minimum regulatory ratio to be well capitalized at 6.00%.  Total risk based capital to risk weighted assets at December 31, 2014 and 2013 were 13.54% and 13.78%, respectively, with the minimum regulatory ratio to be well capitalized at 10.00%.  Our capital structure exceeds regulatory guidelines established for well capitalized institutions, which affords us the opportunity to take advantage of business opportunities while ensuring that we have the resources to protect against risk inherent in our business.

The Company’s primary focus during 2014 was balance sheet management through controlled, quality loan growth and capital preservation.  Despite 22.62% growth in the loan portfolio, the Company was able to maintain total risk based capital by employing a strategy focused on detailed management of all aspects of the balance sheet.

	December 31,
	2014	2013
	(Dollars in thousands)
Tier 1 capital:
Total equity	$ 49,652	$ 49,682
Accumulated other comprehensive loss	65	390
Trust preferred debt	5,155	5,155
Disallowed deferred tax asset	-	(538)
Total Tier 1 capital	54,872	54,689
Tier 2 capital:
Allowance for loan losses	6,256	5,571
Subordinated debt	6,404	800
Total Tier 2 capital	12,660	6,371
Total risk based capital	$ 67,532	$ 61,060
Risk weighted assets	$ 498,891	$ 443,069

Capital ratios:
Tier 1 leverage ratio	9.22%	10.04%
Tier 1 risk based capital	11.00%	12.34%
Total risk based capital	13.54%	13.78%
Tangible equity to assets	8.30%	8.06%

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

We also maintain additional sources of liquidity through a variety of borrowing arrangements.  The Bank maintains federal funds lines with a large regional money-center banking institution and a local community bankers bank.  These available lines currently total $35.0 million, of which there were $6.3 million outstanding draws at December 31, 2014.

We have a credit line with the FHLB in the amount of approximately $76.5 million, without pledging additional collateral, which may be used for short and/or long-term borrowing.  Advances from the FHLB totaled $45.0 million at December 31, 2014.

At December 31, 2014, cash and cash equivalents, available federal funds, collateral-free securities, and available FHLB advances were 30.31% of total deposits, down from 32.68% at December 31, 2013.

Maintaining liquidity at levels to cover any eventuality has been a primary goal, and we feel that the levels maintained during 2014 and 2013 accomplish that goal.

ITEM 8.  FINANCIAL STATEMENTS

The following 2014 Financial Statements of First Capital Bancorp, Inc. are included after the signature pages to this Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last fiscal year.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). As of December 31, 2014 and pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of the design and effectiveness of its internal controls over financial reporting based on criteria derived from Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (“COSO”). Further, there were no changes in the Company’s internal control over financial reporting during the Company’s year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on our assessment described herein, we believe that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on the foregoing criteria.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Audit Committee Financial Expert.

The applicable information contained in the section captioned “Proposal No. 1 – Election of Directors – Audit Committee” in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2015 (the “Proxy Statement”) is incorporated herein by reference.

Code of Ethics.

The Bank has adopted a “Code of Conduct” which includes, (i) A Banker’s Professional Code of Ethics, and (ii) Code of Conduct and Conflict of Interest, both of which are applicable to its principal executive officer, principal financial officer and principal accounting officer or controller.  The codes are filed as exhibits to this Report on Form 10-K.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the sections captioned “2014 Audit Committee Report” and “Proposal No. 3 – Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

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

3.5Articles of Amendment to the Company’s Articles of Incorporation, changing the par value of the Company’s common stock from $4.00 per share to $.01 per share (incorporated by reference to Exhibit 3.1 of Form 8-K filed on June 24, 2014).

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

10.10Form of Change in Control Agreements, dated December 10, 2012 , between First Capital Bank and each of Andrew G. Ferguson, Gary Armstrong, Ramon Cilimberg, and Heather N. White (incorporated by reference to Exhibit 10.16 of Form 10-K filed on March 29, 2013).

10.11Supplemental Executive Retirement Plan Agreement dated as of August 7, 2012 by and between First Capital Bancorp, Inc. and Jeanie T. Bode (incorporated by reference to Exhibit 10.17 of Form 10-K filed on March 29, 2013).

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

101The following materials from the Company’s 10-K Report for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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

Annual Meeting

The Annual Meeting of stockholders will be held at 4:00 p.m. on Wednesday, May 20, 2015, at the Hilton Richmond Hotel & Spa/Short Pump, 12042 West Broad Street, Richmond, Virginia.

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

First Capital Bancorp, Inc.

Date:	March 27, 2015	By:	/s/ John M. Presley
John M. Presley
Managing Director & Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Date:	March 27, 2015	By:	/s/ John M. Presley
John M. Presley
Managing Director & Chief Executive Officer

Date:	March 27, 2015	By:	/s/ Robert G. Watts, Jr.
Robert G. Watts, Jr.
President and Director

Date:	March 27, 2015	By:	/s/ William W. Ranson
William W. Ranson
Executive Vice President & Chief Financial Officer
(Principal Accounting and Financial Accounting Officer

Date:	March 27, 2015	By:	/s/ Grant S. Grayson.
Grant S. Grayson, Director

Date:	March 27, 2015	By:	/s/ Gerald Blake.
Gerald Blake, Director

Date:	March 27, 2015	By:	/s/ Yancey S. Jones.
Yancey S. Jones, Director

Date:	March 27, 2015	By:	/s/ Richard W. Wright
Richard W. Wright, Director

Date:	March 27, 2015	By:	/s/ Gerald H. Yospin
Gerald H. Yospin, Director

Date:	March 27, 2015	By:	/s/ Debra L. Richardson
Debra L. Richardson, Director

Date:	March 27, 2015	By:	/s/ Kenneth R. Lehman
Kenneth R. Lehman, Director

Date:	March 27, 2015	By:	/s/ Neil P. Amin
Neil P. Amin, Director

Date:	March 27, 2015	By:	/s/ Robert G. Whitten
Robert G. Whitten, Director

Date:	March 27, 2015	By:	/s/ Martin L. Brill
Martin L. Brill, Director

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements

For the Years Ended

December 31, 2014 and 2013

FIRST CAPITAL BANCORP, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Capital Bancorp, Inc. and Subsidiary

Richmond, Virginia

We have audited the accompanying consolidated statements of financial condition of First Capital Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/S/ Cherry Bekaert LLP

Richmond, Virginia

March 27, 2015

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2014 and 2013

	December 31,	December 31,
	2014	2013
	(Dollars in thousands)
ASSETS
Cash and due from banks	$10,951	$10,202
Interest-bearing deposits in other banks	142	3,985
Total cash and cash equivalents	11,093	14,187
Time deposits in other banks	2,000	-
Investment securities:
Available-for-sale, at fair value	74,283	71,511
Held-to-maturity, at amortized cost	2,371	2,375
Restricted, at cost	4,228	3,554
Loans held for sale	-	992
Loans, net of allowance for losses of $7,874 in 2014 and $8,165 in 2013	473,789	423,160
Other real estate owned (OREO)	1,810	2,658
Premises and equipment, net	11,461	10,451
Accrued interest receivable	1,736	1,701
Bank owned life insurance	9,900	9,580
Deferred tax asset	4,115	6,064
Other assets	1,752	1,652
Total assets	$598,538	$547,885
LIABILITIES
Deposits
Noninterest-bearing	$70,770	$67,694
Interest-bearing	408,737	388,274
Total deposits	479,507	455,968
Securities sold under repurchase agreements	1,761	1,393
Federal funds purchased	6,318	-
Subordinated debt and trust preferred	11,559	7,155
Federal Home Loan Bank advances	45,000	30,000
Accrued expenses and other liabilities	4,741	3,687
Total liabilities	548,886	498,203
STOCKHOLDERS' EQUITY
Preferred stock, See Note 9	-	22
Common stock, See Note 19	128	50,208
Additional paid-in capital	48,569	4,448
Retained earnings (Accumulated deficit)	1,020	(4,590)
Discount on preferred stock	-	(16)
Accumulated other comprehensive loss, net of tax	(65)	(390)
Total stockholders' equity	49,652	49,682
Total liabilities and stockholders' equity	$598,538	$547,885

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Years Ended December 31, 2014 and 2013

	For The Years Ended
	December 31,
	2014	2013

	(Dollars in thousands,
	except per share data)
Interest and dividend income
Loans	$22,773	$20,915
Investments:
Taxable interest income	1,398	1,797
Tax exempt interest income	131	222
Dividends	196	141
Interest bearing deposits	34	21
Total interest income	24,532	23,096
Interest expense
Deposits	4,231	4,672
FHLB advances	452	331
Subordinated debt and other borrowings	485	141
Total interest expense	5,168	5,144
Net interest income	19,364	17,952
Recovery of provision for loan losses	(352)	(186)
Net interest income after
recovery of provision for loan losses	19,716	18,138
Noninterest income
Fees on deposits	332	354
Gain on sale of securities	425	329
Gain on sale of loans	55	798
Other	1,010	921
Total noninterest income	1,822	2,402
Noninterest expenses
Salaries and employee benefits	8,631	8,964
Occupancy expense	818	785
Data processing	939	989
Professional services	411	424
Advertising and marketing	487	397
FDIC assessment	370	340
Virginia franchise tax	524	475
Gain on sale and write down of OREO, net	(87)	(105)
Depreciation	606	578
Other	2,356	2,065
Total noninterest expense	15,055	14,912
Net income before income taxes	6,483	5,628
Income tax expense	2,095	1,754
Net income	4,388	3,874
Effective dividend on preferred stock	24	345
Net income available to common stockholders	$4,364	$3,529
Basic net income per common share	$0.35	$0.29
Diluted net income per common share	$0.30	$0.25

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2014 and 2013

	For The Years Ended December 31,
	2014	2013

	(Dollars in thousands)

Net income	$4,388	$3,874
Other comprehensive income (loss):
Investment securities:
Unrealized gains (losses) on investment securities
available for sale	927	(2,439)
Tax effect	(322)	829
Reclassification of gains recognized in net income	(425)	(329)
Tax effect	145	112
Total other comprehensive income (loss)	325	(1,827)
Comprehensive income	$4,713	$2,047

See notes to consolidated financial statements

First Capital Bancorp, Inc. Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2014 and 2013

(Dollars in thousands, except share data)

				Retained		Discount	Accumulated
			Additional	Earnings		on	Other
	Preferred	Common	Paid-in	(Accumulated		Preferred	Comprehensive
	Stock	Stock	Capital	Deficit)	Warrants	Stock	Income (Loss)	Total

Balances December 31, 2012	$22	$49,100	$4,072	$(8,120)	$661	$(84)	$1,437	$47,088
Net income	-	-	-	3,874	-	-	-	3,874
Other comprehensive loss	-	-	-	-	-	-	(1,827)	(1,827)
Preferred stock dividend	-	-	-	(276)	-	-	-	(276)
Accretion of discount on
preferred stock	-	-	-	(68)	-	68	-	-
Stock based compensation	-	-	659	-	-	-	-	659
Redemption of common stock
warrants on preferred stock	-	-	395	-	(661)	-	-	(266)
Costs associated with
redemption of
common stock warrants	-	-	(15)	-	-	-	-	(15)
Retirement of common stock
and associated warrants	-	(219)	1	-	-	-	-	(218)
Exercise of warrants issued
in connection with
rights offering	-	1,327	(664)	-	-	-	-	663

Balances December 31, 2013	$22	$50,208	$4,448	$(4,590)	$-	$(16)	$(390)	$49,682

Balances December 31, 2013	$22	$50,208	$4,448	$(4,590)	$-	$(16)	$(390)	$49,682
Net income	-	-	-	4,388	-	-	-	4,388
Other comprehensive income	-	-	-	-	-	-	325	325
Preferred stock dividend	-	-	-	(8)	-	-	-	(8)
Accretion of discount on
preferred stock	-	-	-	(16)	-	16	-	-
Stock based compensation	-	-	367	-	-	-	-	367
Change in par value	-	(50,083)	48,837	1,246	-	-	-	-
Redemption of preferred stock	(22)	-	(5,509)	-	-	-	-	(5,531)
Exercise of rights offering
warrants	-	2	427	-	-	-	-	429
Issuance of 97,500 shares of
restricted common stock	-	1	(1)	-	-	-	-	-
Balances December 31, 2014	$-	$128	$48,569	$1,020	$-	$-	$(65)	$49,652

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2014 and 2013

	2014	2013
	(Dollars in thousands)
Cash flows from operating activities
Net income	$4,388	$3,874
Adjustments to reconcile net income to net cash
provided by operating activities:
Recovery of provision for loan losses	(352)	(186)
Depreciation of premises and equipment	606	578
Net amortization of bond premiums/discounts	661	722
Stock based compensation expense	367	659
Deferred income tax expense	1,772	1,659
Gain on sale of securities	(425)	(329)
Gain on loans sold	(55)	(798)
Gain on sale and write down of OREO, net	(87)	(105)
Increase in cash surrender value of bank owned life insurance	(320)	(329)
Proceeds from sale of loans held for sale	7,167	80,074
Origination of loans held for sale	(6,120)	(70,356)
(Increase) decrease in other assets	(100)	1,403
(Increase) decrease in accrued interest receivable	(35)	106
Increase (decrease) in accrued expenses and other liabilities	1,054	(33)
Net cash provided by operating activities	8,521	16,939
Cash flows from investing activities
Proceeds from maturities and calls of securities	550	1,592
Proceeds from paydowns of securities available-for-sale	11,396	13,036
Purchase of securities available-for-sale	(37,699)	(25,466)
Proceeds from sale of securities available-for-sale	23,251	23,495
Proceeds from sale of OREO	1,160	1,942
Improvements in OREO	(257)	106
Proceeds from sale of equipment	52	-
Purchase of Federal Home Loan Bank Stock, net	(516)	(64)
Purchase of Federal Reserve Stock	(158)	(11)
Purchase of time deposits in other banks	(2,000)	-
Purchases of premises and equipment	(1,668)	(84)
Net increase in loans	(50,245)	(54,884)
Net cash used in investing activities	(56,134)	(40,338)
Cash flows from financing activities
Net increase (decrease) in deposits	23,539	(3,145)
Borrowings with FHLB, net	15,000	5,000
Federal funds purchased, net	6,318	-
Dividends on preferred stock	(8)	(276)
Cash paid for redemption of common stock warrants and preferred stock, net of expenses	(5,531)	(281)
Proceeds from issuance of subordinated debt, net of payments	6,404	-
Retirement of subordinated debt	(2,000)	-
Warrants exercised in connection with the rights offering	429	445
Net increase in repurchase agreements	368	522
Net cash provided by financing activities	44,519	2,265
Net decrease in cash and cash equivalents	(3,094)	(21,134)
Cash and cash equivalents, beginning of period	14,187	35,321
Cash and cash equivalents, end of period	$11,093	$14,187

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2014 and 2013

(Continued)

	2014	2013

	(Unaudited)
	(Dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid during the period	$5,160	$5,145
Taxes paid (refunded) during the period, net	$410	$(917)
Supplemental schedule of noncash investing and financing activities
Transfer of loans to OREO	$-	$3,130
Unrealized gain (loss) on securities available for sale, net of tax	$325	$(1,827)
Company financed sales of OREO	$32	$2,300

See notes to consolidated financial statements

Note 1 – Summary of Significant Accounting Policies

First Capital Bancorp, Inc. (the Company) is the holding company of and successor to First Capital Bank (the Bank).  In 2006, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction pursuant to an Agreement and Plan of Reorganization, between the Company and the Bank (the Agreement).  Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock on a one-for-one basis.  As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company of the Bank, and the shareholders of the Bank became shareholders of the Company.

The Company conducts all of its business activities through the branch offices of its wholly owned subsidiary, First Capital Bank.  First Capital Bank created RE1, LLC, and RE2, LLC, wholly owned Virginia limited liability companies for the sole purpose of taking title to property acquired in lieu of foreclosure.  RE1, LLC and RE2, LLC have been consolidated with First Capital Bank.  The Company exists primarily for the purpose of holding the stock of its subsidiary, the Bank, and such other subsidiaries as it may acquire or establish.

The Company has one other wholly owned subsidiary, FCRV Statutory Trust 1 (the Trust), a Delaware Business Trust that was formed in connection with the issuance of trust preferred debt in 2006.  Pursuant to current accounting standards, the Company does not consolidate the Trust.

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

Use of estimates  – To prepare financial statements in conformity with accounting principles generally accepted in the United States of America management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ.  The allowance for loan losses, valuation of other real estate owned (OREO), and fair values of financial instruments are particularly subject to change.

Cash equivalents – Cash and cash equivalents include cash, deposits with other financial institutions, and federal funds sold with original maturities of three months or less.  Net cash flows are reported for loans, deposits, federal funds purchased, Federal Home Loan Bank (FHLB) borrowings, and repurchase agreements.

Investment Securities – Investment in debt securities classified as held-to-maturity are stated at cost, adjusted for amortization or premiums and accretion of discounts using the interest method.  Management has a positive intent and ability to hold these securities to maturity and, accordingly, adjustments are not made for temporary declines in their fair value below amortized cost.  Investments not classified as held-to-maturity are classified as available-for-sale.  Debt securities classified as available-for-sale are stated at fair value with unrealized holding gains and losses excluded from earnings and reported, net of deferred tax, as a component of other comprehensive income until realized.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Due to the nature of, and restrictions placed upon the Company’s common stock investment in the Federal Reserve Bank, FHLB and Community Bankers Bank, these securities have been classified as restricted equity securities and carried at cost.  These restricted securities are not subject to the investment security classifications, but are periodically evaluated for impairment based on ultimate recovery of par value.

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

The Company accounts for the transfer of financial assets in accordance with authoritative accounting guidance which is based on consistent application of a financial-components approach that recognizes the financial and servicing assets the Company controls and the liabilities the Company has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.  The guidance provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings.

As is customary in such sales, the Company provides indemnifications to the buyers under certain circumstances. These indemnifications may include repurchase of loans.  No repurchases and losses during the last two years have been experienced; accordingly, no provision is made for losses at the time of sale.

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  Time elapsing between issuance of a loan commitment and closing and sale of the loan generally ranges from 5 to 20 days.  The Company protects itself from changes in interest rates through the use of best efforts forward delivery contracts, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  As a result, the Company is not exposed to losses nor will we realize significant gains related to the rate lock commitments due to changes in interest rates.

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.  Due to high correlation between rate lock commitments and best efforts contracts, no significant gains or losses have occurred on the rate lock commitments for the years ended December 31, 2014, and 2013.

Other real estate owned  – OREO is comprised of real estate properties acquired in partial or total satisfaction of problem loans.  The properties are recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis for the asset.  Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses.  Subsequent to foreclosure, valuations are periodically performed by management and the properties are carried at the lower of carrying amount or fair value less cost to sell.  Subsequent write-downs that may be required to the carrying value of these properties are charged to current operations.  Gains and losses realized from the sale of OREO are included in current operations.

Bank premises and equipment  - Company premises and equipment are stated at cost, less accumulated depreciation. Depreciation of Company premises and equipment is computed on the straight-line method over estimated useful lives of 10 to 39 years for premises and 3 to 10 years for equipment, furniture and fixtures. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.  Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are netted against the proceeds and any resulting gain or loss is included in the determination of income.

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

Bank-owned life insurance – The Bank owns life insurance policies on key employees with a total face amount of $22.7 million.  The bank owned life insurance (BOLI) policies are recorded at their cash surrender values of $9.9 million and $9.6 million at December 31, 2014 and 2013, respectively.  Income generated from these policies is recorded as noninterest income.

Stock-Based Compensation – Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. The Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

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

Advertising costs - Advertising costs are expensed in the period they are incurred and amounted to $487 thousand and $397 thousand for the years ended December 31, 2014 and 2013, respectively.

Earnings Per Common Share—Earnings per common share represents net income allocable to stockholders, which represents net income less dividends paid or payable to preferred stock shareholders, divided by the weighted-average number of common shares outstanding during the period.  For diluted earnings per common share, net income allocable to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options and restricted stock, as well as any adjustment to income that would result from the assumed issuance.  The effects of restricted stock and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.  Potential common shares that may be issued relate solely to outstanding stock options, warrants, and restricted stock and are determined using the treasury stock method.

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management believes there are no such matters that will have a material effect on the consolidated financial statements.

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

Recently Issued Accounting Pronouncements

On July 18, 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward or tax credit carryforward exists. ASU 2013-11 will be effective for reporting periods beginning after December 15, 2013 and clarifies Topic 740. This ASU requires companies to present an unrecognized tax benefit, or portion thereof, for a net operating loss or tax credit carryforward as a reduction of a deferred tax asset. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of Codification.  The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets.  This amendment is intended to clarify that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in this update require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements.  In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement.  The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction.  In addition, the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions.  The amendments are effective for public business entities for the first interim or annual period beginning after December 15, 2014, and for all other entities, the accounting changes are effective for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No., 2014-12, Compensation- Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The amendments apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period.  For all entities, the amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Early adoption is permitted.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Restriction of Cash

To comply with Federal Reserve regulations, the Company is required to maintain certain average cash reserve balances.  The daily average cash reserve requirements were approximately $1.7 million for the week including December 31, 2014, and  $731 thousand for the week including December 31, 2013.

Note 3 – Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2014, and 2013, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities	$29,447	$190	$73	$29,564
Corporate bonds	3,502	8	12	3,498
Collateralized mortgage obligation (CMO) securities	19,686	196	91	19,791
State and political subdivisions - taxable	18,046	37	329	17,754
State and political subdivisions - tax exempt	-	-	-	-
SBA pools	3,690	3	17	3,676
	$74,371	$434	$522	$74,283

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities	$22,258	$186	$302	$22,142
Corporate bonds	5,996	53	48	6,001
Collateralized mortgage obligation (CMO) securities	27,186	345	198	27,333
State and political subdivisions - taxable	15,024	56	753	14,327
State and political subdivisions - tax exempt	1,637	71	-	1,708
SBA - Guarantee portion	-	-	-	-
	$72,101	$711	$1,301	$71,511

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

Held-to-maturity	(Dollars in thousands)
Tax-exempt municipal bonds	$2,371	$267	$-	$2,638
	$2,371	$267	$-	$2,638

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

Held-to-maturity	(Dollars in thousands)
Tax-exempt municipal bonds	$2,375	$138	$3	$2,510
	$2,375	$138	$3	$2,510

The proceeds from sales, maturities, calls and paydowns of securities and the associated gains and losses are listed below:

	2014	2013
Proceeds	$35,197	$38,123
Gross Gains	$505	$377
Gross Losses	$(80)	$(48)

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	Amortized	Fair
	Cost	Value
Available for sale
One to five years	$6,723	$6,725
Five to ten years	22,578	22,317
Beyond ten years	45,070	45,241
Total	$74,371	$74,283

Held to maturity
Five to ten years	$350	$389
Beyond ten years	2,021	2,249
Total	$2,371	$2,638

Total	$76,742	$76,921

The following table summarizes securities with unrealized losses at December 31, 2014, and December 31, 2013, aggregated by major security type and length of time in a continuous unrealized loss position. The unrealized losses are due to changes in interest rates and other market conditions.  At December 31, 2014, 55 out of 111 securities held by the Company had fair values less than amortized cost, primarily in municipal securities.  At December 31, 2013, 39 out of 101 securities held by the Company had fair values less than amortized cost, primarily in municipal securities.  All unrealized losses are considered by management to be temporary given investment security credit ratings, the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses, and because it is unlikely that the Company will be required to sell the impaired securities before their anticipated recoveries.

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Assets:
Mortgage-backed securities	$9,722	$30	$4,236	$43	$13,958	$73
Corporate bonds	998	5	1,492	7	2,490	12
CMO securities	6,568	34	3,542	57	10,110	91
State and political subdivisions-taxable	8,074	79	6,728	250	14,802	329
SBA Pools	2,686	17	-	-	2,686	17
All securities	$28,048	$165	$15,998	$357	$44,046	$522

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Assets:
Mortgage-backed securities	$9,599	$248	$856	$54	$10,455	$302
Corporate bonds	-	-	1,949	48	1,949	48
CMO securities	8,183	198	-	-	8,183	198
State and political subdivisions-taxable	8,129	564	2,536	189	10,665	753
SBA Pools	-	-	-	-	-	-
All securities	$25,911	$1,010	$5,341	$291	$31,252	$1,301

Restricted equity securities consist primarily of FHLB stock in the amount of $2.5 million and $2.0 million as of December 31, 2014, and December 31, 2013, respectively, and Federal Reserve Bank stock in the amount of $1.6 million and $1.5 million at December 31, 2014, and 2013, respectively.  Restricted equity securities are carried at cost.  The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets.  The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of its outstanding capital.

Securities with carrying values of approximately $1.8 million and $1.4 million were pledged as collateral at December 31, 2014, and December 31, 2013, respectively, to secure repurchase agreements.

Note 4 – Loans

Major classifications of loans are as follows:

	December 31,	December 31,
	2014	2013

	(Dollars in thousands)

Real estate
Residential	$145,241	$142,702
Commercial	182,718	165,216
Residential Construction	32,184	22,603
Other Construction, Land
Development & Other Land	52,937	43,257
Commercial	66,868	55,947
Consumer	1,886	1,615
Total loans	481,834	431,340
Less:
Allowance for loan losses	7,874	8,165
Net deferred fees	171	15
Loans, net	$473,789	$423,160

A summary of risk characteristics by loan portfolio classification follows:

Real Estate – Residential – This portfolio primarily consists of investor loans secured by properties in the Bank’s normal lending area.  Those investor loans are typically five year rate adjustment loans.  These loans generally have an original loan-to-value (LTV) of 80% or less.  This category also includes home equity lines of credit (HELOC).  The HELOCs generally have an adjustable rate tied to prime rate and a term of 10 years.  Multifamily residential real estate is moderately seasoned and is generally secured by properties in the Bank’s normal lending area.

Real Estate – Commercial – This portfolio consists of nonresidential improved real estate such as shopping centers and office buildings.  These properties are generally located in the Bank’s normal lending area.  This category of loans has a higher than average level of risk because its performance is impacted by market forces over a longer time horizon.

Real Estate – Residential Construction – These loans are located in the Bank’s normal lending area. While it has represented a growth area for the portfolio, this category also has a higher level of risk due to inherent market change and construction risks.

Real Estate – Other Construction, Land Development and Other Land Loans – This portfolio includes developed residential and commercial lots held by developers as well as non-residential construction projects.  This category has a higher level of risk due to inherent risks associated with market changes and construction.

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

Activity in the allowance for loan losses for the years ended is as follows:

	December 31,
	2014	2013

	(Dollars in thousands)

Balance, beginning of period	$8,165	$7,269
Recovery of provision for loan losses	(352)	(186)
Recoveries	834	3,374
Charge-offs	(773)	(2,292)
Balance, end of period	$7,874	$8,165
Ratio of allowance for loan
losses as a percent of total loans
outstanding at the end of the period	1.63%	1.89%

The following table presents activity in the allowance for loan losses by portfolio segment:

	Real Estate
				Other
				Construction
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)
Balance, January 1, 2014	$2,891	$3,050	$591	$624	$996	$13	$8,165
Provision for (recovery of) loan losses	(91)	(94)	54	2	(224)	1	(352)
Recoveries	131	212	186	-	305	-	834
Charge-offs	(607)	-	(120)	-	(46)	-	(773)
Balance, December 31, 2014	$2,324	$3,168	$711	$626	$1,031	$14	$7,874

Balance, January 1, 2013	$2,654	$2,947	$284	$606	$762	$16	$7,269
Provision for (recovery of) loan losses	381	(562)	(500)	51	447	(3)	(186)
Recoveries	17	998	1,030	1,324	5	-	3,374
Charge-offs	(161)	(333)	(223)	(1,357)	(218)	-	(2,292)
Balance, December 31, 2013	$2,891	$3,050	$591	$624	$996	$13	$8,165

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

The following table presents the aging of unpaid principal in loans as of December 31, 2014, and December 31, 2013:

	December 31, 2014
		90+ Days
	30-89 Day	Past Due
	Past Due	and Accruing	Nonaccrual	Current	Total

	(Dollars in thousands)
Real estate
Residential	$77	$-	$1,560	$143,604	$145,241
Commercial	428	-	218	182,072	182,718
Residential Construction	-	-	-	32,184	32,184
Other Construction, Land
Development & Other Land	-	-	1,360	51,577	52,937
Commercial	-	-	-	66,868	66,868
Consumer	-	-	292	1,594	1,886
Total	$505	$-	$3,430	$477,899	$481,834

	December 31, 2013
		90+ Days
	30-89 Day	Past Due
	Past Due	and Accruing	Nonaccrual	Current	Total

	(Dollars in thousands)
Real estate
Residential	$748	$-	$1,720	$140,234	$142,702
Commercial	-	-	560	164,656	165,216
Residential Construction	-	-	414	22,189	22,603
Other Construction, Land
Development & Other Land	-	-	1,402	41,855	43,257
Commercial	182	-	371	55,394	55,947
Consumer	57	-	-	1,558	1,615
Total	$987	$-	$4,467	$425,886	$431,340

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

The following table provides details of the internally assigned grades of the Company’s loan portfolio at December 31, 2014, and December 31, 2013:

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(Dollars in thousands)
Real estate
Residential	$140,491	$2,141	$2,609	$-	$-	$145,241
Commercial	176,063	3,098	3,557	-	-	182,718
Residential Construction	32,013	-	171	-	-	32,184
Other Construction, Land
Development & Other Land	44,595	4,819	3,523	-	-	52,937
Commercial	65,915	598	355	-	-	66,868
Consumer	1,594	-	292	-	-	1,886
Total	$460,671	$10,656	$10,507	$-	$-	$481,834

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(Dollars in thousands)
Real estate
Residential	$133,389	$5,523	$3,790	$-	$-	$142,702
Commercial	157,028	5,272	2,916	-	-	165,216
Residential Construction	21,330	355	918	-	-	22,603
Other Construction, Land
Development & Other Land	32,914	2,504	7,839	-	-	43,257
Commercial	53,794	1,227	926	-	-	55,947
Consumer	1,558	57	-	-	-	1,615
Total	$400,013	$14,938	$16,389	$-	$-	$431,340

These credit quality indicators are defined as follows:

Pass – A “pass” rated loan is not adversely classified because it does not display any of the characteristics for adverse classification.

Special Mention – A “special mention” loan has potential weaknesses that deserve management’s close attention. If left uncorrected, such potential weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention assets do not warrant adverse classification.

Substandard – A “substandard” loan is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets classified as substandard generally have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These assets are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Doubtful – A loan classified “doubtful” has all the weaknesses inherent in an asset classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.

Loss – Assets classified “loss” are considered uncollectible and of such little value that their continuing to be carried as an asset is not warranted. This classification is not necessarily equivalent to no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be effected in the future.

The loan risk rankings were updated for the year ended December 31, 2014, on December  16 and 17, 2014. The loan risk rankings were updated for the year ended December 31, 2013, on December 10 and 11, 2013.

The following table provides details regarding impaired loans by segment and class at December 31, 2014, and December 31, 2013:

	December 31, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(Dollars in thousands)
With no related allowance:
Real estate
Residential	$1,826	$2,359	$-	$1,720	$2,238	$-
Commercial	217	242	-	560	916	-
Residential Construction	-	-	-	414	630	-
Other Construction, Land
Development & Other Land	6,180	9,080	-	2,222	3,009	-
Commercial	-	-	-	371	959	-
Consumer	292	396	-	-	-	-
Total	$8,515	$12,077	$-	$5,287	$7,752	$-

With an allowance:
Real estate
Residential	$-	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-	-
Residential Construction	-	-	-	-	-	-
Other Construction, Land
Development & Other Land	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

Total
Real estate
Residential	$1,826	$2,359	$-	$1,720	$2,238	$-
Commercial	217	242	-	560	916	-
Residential Construction	-	-	-	414	630	-
Other Construction, Land
Development & Other Land	6,180	9,080	-	2,222	3,009	-
Commercial	-	-	-	371	959	-
Consumer	292	396	-	-	-	-
Total	$8,515	$12,077	$-	$5,287	$7,752	$-

The following table provides details of the balance of the allowance for loan losses and the recorded investment in financing receivables by impairment method for each loan portfolio segment:

	Real Estate
				Other
				Construction,
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)
December 31, 2014
Allowance for loan losses, evaluated
Individually	$-	$-	$-	$-	$-	$-	$-
Collectively	2,324	3,168	711	626	1,031	14	7,874
Total ending allowance	$2,324	$3,168	$711	$626	$1,031	$14	$7,874

Loans, evaluated
Individually	$1,826	$217	$-	$6,180	$-	$292	$8,515
Collectively	143,415	182,501	32,184	46,757	66,868	1,594	473,319
Total ending loans	$145,241	$182,718	$32,184	$52,937	$66,868	$1,886	$481,834

December 31, 2013
Allowance for loan losses, evaluated
Individually	$-	$-	$-	$-	$-	$-	$-
Collectively	2,891	3,050	591	624	996	13	8,165
Total ending allowance	$2,891	$3,050	$591	$624	$996	$13	$8,165

Loans, evaluated
Individually	$1,720	$560	$414	$2,222	$371	$-	$5,287
Collectively	140,982	164,656	22,189	41,035	55,576	1,615	426,053
Total ending loans	$142,702	$165,216	$22,603	$43,257	$55,947	$1,615	$431,340

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

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
	Interest	Average	Interest	Average
	Income	Recorded	Income	Recorded
	Recognized	Investment	Recognized	Investment

	(Dollars in thousands)		(Dollars in thousands)

Real estate
Residential	$348	$1,826	$222	$1,798
Commercial	59	408	82	635
Residential Construction	9	151	13	789
Other Construction, Land
Development & Other Land	897	4,540	234	3,763
Commercial	2	93	8	418
Consumer	10	118	-	-
Total	$1,325	$7,136	$559	$7,403

Cash payments received on impaired loans are applied on a cash basis with all cash receipts applied first to principal and any payments received in excess of the unpaid principal balance being applied to interest.

Troubled Debt Restructurings

Accounting Standards Codification (ASC) 310 defines a troubled-debt restructuring as a restructuring of debt where a creditor for economic or legal reasons related to a debtor’s financial difficulties grants a concession to the debtor that it would not otherwise render.  The concession is granted by the creditor in an attempt to protect as much of its investment as possible.  The concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court.  Troubled-debt restructurings include modification of the terms of a debt, such as a reduction of the stated interest rate lower than the current market for new debt with similar risk, a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, or a reduction of accrued interest.

Management reviews all restructured loans that occur during the year for identification as troubled-debt restructurings.  Management identified as troubled-debt restructurings certain loans for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology (ASC 450).  Upon identifying the reviewed loans as troubled-debt restructurings, management also identified them as impaired under the guidance in ASC 310.

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

As of December 31, 2014,  and December 31, 2013, there were no available commitments outstanding for troubled-debt restructurings.

The following tables present troubled-debt restructurings as of December 31, 2014, and December 31, 2013:

	December 31, 2014
	Total
	Number	Accrual	Nonaccrual	Total
	of Contracts	Status	Status	Modifications

	(Dollars in thousands)

Real estate
Residential	1	$266	$-	$266
Commercial	-	-	-	-
Residential Construction	-	-	-	-
Other Construction, Land
Development & Other Land	4	4,819	1,052	5,871
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	5	$5,085	$1,052	$6,137

	December 31, 2013
	Total
	Number	Accrual	Nonaccrual	Total
	of Contracts	Status	Status	Modifications

	(Dollars in thousands)

Real estate
Residential	1	$-	$113	$113
Commercial	-	-	-	-
Residential Construction	-	-	-	-
Other Construction, Land
Development & Other Land	3	820	1,093	1,913
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	4	$820	$1,206	$2,026

Loans reviewed for consideration of modification are reviewed for potential impairment at the time of the restructuring.  Any identified impairment is recognized as an increase in the allowance.

The following table presents troubled-debt restructurings that occurred during the year ended December 31, 2014:

	Year Ended
	December 31, 2014
	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total

	(Dollars in thousands)
Real estate
Residential	1	$-	$-	$-	$-	$266	$266
Commercial	-	-	-	-	-	-	-
Residential Construction	-	-	-	-	-	-	-
Other Construction, Land
Development & Other Land	1	-	-	-	-	4,142	4,142
Commercial	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	2	$-	$-	$-	$-	$4,408	$4,408

There were no new troubled-debt restructurings that occurred during the year ended December 31,  2013.

 There were no troubled-debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the year ended December 31, 2014, or 2013.

Note 5 - Premises and Equipment

Major classifications of these assets are summarized as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Land	$4,378	$4,378
Building	5,061	5,061
Furniture and equipment	4,900	3,601
Leasehold improvements	2,025	1,760
Total premises and equipment	16,364	14,800
Less acculumated depreciation	4,903	4,349
Premises and equipment, net	$11,461	$10,451

Accumulated depreciation and amortization at December 31 was as follows:

	2014	2013
	(Dollars in thousands)
Building	$764	$634
Furniture and equipment	2,961	2,668
Leasehold improvements	1,178	1,047
	$4,903	$4,349

Certain Company premises and equipment are leased under various operating leases.  Rental expense was $417 thousand and $437 thousand in 2014, and 2013, respectively.

Future minimum payments, by year and in the aggregate for operating leases with initial or remaining terms in excess of one year as of December 31, 2014, dollars in thousands, are as follows:

2015	$390
2016	303
2017	277
2018	227
2019	170
Thereafter	242
$1,609

Note 6 – Deposits

Major categories of deposits at December 31, 2014, and 2013 are as follows:

	2014		2013
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits
Demand deposits	$70,770	0.00%	$67,694	0.00%
Interest-bearing deposits
Money market and NOW accounts	186,900	0.31%	168,529	0.38%
Certificates of deposit
Less than $100 thousand	73,912	1.28%	75,480	1.77%
Greater than $100 thousand	147,925	1.48%	144,265	1.64%
	$479,507		$455,968

Certificates of deposit will mature as follows:

2015	$93,838
2016	31,669
2017	47,794
2018	25,471
2019	23,065
$221,837

The Company classifies deposit overdrafts as other consumer loans which totaled $214 thousand at December 31, 2014, and $41 thousand at December 31, 2013.

Note 7 – FHLB Advance, Securities Sold Under Repurchase Agreements and Federal Funds Purchased

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company.  Such borrowings can be invested at a positive rate of return or they can be used to minimize interest rate risk.

As a member of the FHLB, the Company is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB advances are secured by the pledge of FHLB stock and a blanket lien on qualified 1 to 4 family residential real estate loans and a blanket lien on qualified commercial mortgages.

Advances from the FHLB at December 31, 2014, and 2013 consist of the following:

2014	2013
		Interest
Advance Amount		Rate	Maturity

(Dollars in thousands)
$5,000	$-	0.21%	01/03/2015
10,000	10,000	0.72%	06/26/2015
5,000	5,000	0.95%	06/27/2016
5,000	5,000	1.11%	08/10/2017
5,000	5,000	2.95%	12/06/2017
5,000	5,000	0.23%	09/18/2018
5,000	-	2.09%	09/26/2018
5,000	-	1.85%	03/06/2019
$45,000	$30,000

Aggregate annual maturities of FHLB advances (based on maturity dates) at December 31, 2014 are as follows:

2015	$15,000
2016	5,000
2017	10,000
2018	10,000
2019	5,000
$45,000

The Company has a credit line at the FHLB in the amount of approximately $119.9 million which may be used for short and/or long-term borrowing.  Collateral of $76.5 million has been pledged in the form of loans at December 31, 2014.

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Bank maintains federal funds lines with a large regional money-center banking institution and a local community bankers bank.  These available lines currently total $35.0 million, and there were $6.3 million in outstanding draws (federal funds purchased) at December 31, 2014.

The Company has outstanding securities sold under repurchase agreements.  These agreements are generally corporate cash management accounts for the Company's larger corporate depositors.  These agreements are settled on a daily basis, and the securities underlying the agreements remain under the Company's control.

The Company uses federal funds purchased for short-term borrowing needs.  Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.

	2014	2013
	(Dollars in thousands)
Maximum outstanding during the year
FHLB advances	$45,000	$30,000
Federal funds purchased	14,070	4,774
Repurchase agreements	20,021	1,871
Balance outstanding at end of year
FHLB advances	45,000	30,000
Federal funds purchased	6,318	-
Repurchase agreements	1,761	1,393
Average amount outstanding during the year
FHLB advances	38,795	26,877
Federal funds purchased	370	207
Repurchase agreements	5,126	1,123
Average interest rate during the year
FHLB advances	1.16%	1.23%
Federal funds purchased	0.58%	0.61
Repurchase agreements	0.29%	0.40%
Average interest rate at end of year
FHLB advances	1.20%	1.13%
Federal funds purchased	0.58%	-
Repurchase agreements	0.10%	0.40%

Note 8 – Subordinated Debt

In December 2005, $2.0 million of subordinated debt was issued by the Bank through a pooled underwriting.  The securities had a fixed rate for five years then converted to three-month LIBOR plus 1.37% in December 2010 and is payable quarterly.  The securities may be redeemed at par beginning December 2010 and each quarter after such date until the securities mature on December 31, 2015.  The interest rate at December 31, 2013 was 1.61%, and the balance outstanding at December 31, 2013 was $2.0 million.  During 2014, the Company redeemed these securities. As such, there is no remaining balance related to these securities at December 31, 2014.

In January 2014, the Company executed a variable rate subordinated note for $6.5 million with a financial institution.  The note carries an interest rate of 30-day LIBOR plus 5.00% per annum with a floor of 5.50% and a maturity of 10 years.  Principal is repaid $8 thousand per month for the first 60 months then $100 thousand per month for the remaining 60 months.  The interest rate at December 31, 2014 was 5.50%, and the balance outstanding was $6.4 million.

Subordinated debt may be included in Tier 2 capital for regulatory capital adequacy determination purposes up to 40% of Tier 1 capital.

Note 9 - Cumulative Perpetual Preferred Stock

Under the United States Treasury’s Capital Purchase (CCP), the Company issued $11.0 million in Cumulative Perpetual Preferred Stock, Series A, (Preferred Stock) in April 2009.  In addition, the Company provided warrants to the Treasury to purchase 250,947 shares of the Company’s common stock at an exercise price of $6.55 per share.  These warrants were immediately exercisable and expire ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred shares are redeemable at the option of the Company subject to regulatory approval.  During the years ended December 31, 2014 and 2013, the Company paid preferred stock dividends of $8 thousand and $276 thousand, respectively.

In June 2012, the U. S. Department of the Treasury priced its secondary public offering of all 10,958 shares of the Perpetual Preferred Stock, Series A. The Company successfully bid for the purchase of 5,427 shares of the Preferred Stock for a total purchase price of $5.0 million, plus accrued and unpaid dividends on the Preferred Stock.  As a result of its successful bid in the offering, the Company retired 5,427 shares of its original 10,958 shares of Preferred Stock. None of the remaining shares of the outstanding Preferred Stock are held by the U. S. Treasury, though the common stock purchase warrants associated with the TARP program remained with the  U. S. Treasury.  In February 2013, in negotiation with the U.  S. Treasury, the Company retired these warrants.

The Preferred Stock has a $4.00 par value, with $1,000 liquidation preference. With 2,000,000 authorized shares, there were 5,531 shares outstanding at December 31, 2013.  In November 2013, regulatory approval was received for the redemption of the Preferred Stock.  Accordingly, in January 2014, the Company redeemed the remaining 5,531 shares of its Preferred Stock for $5.6 million.

Note 10 – Trust Preferred Capital Notes

In September 2006, FCRV Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, and  $5.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting.  The Trust issued $155 thousand in common equity to the Company.  The equity investment of $155 thousand is included in other assets in the accompanying consolidated balance sheet.  The notes have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 1.70%) which adjusts, and is payable quarterly.  The interest rate at December 31, 2014, was 1.94%, and $5.2 million was outstanding at December 31, 2014 and 2013.  The notes may be redeemed at par beginning on September 15, 2011 and each quarter after such date until the notes mature on September 15, 2036.  The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Trust Preferred Capital Notes.

The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.  The portion of the Trust Preferred Capital Notes not considered as Tier 1 capital may be included in Tier 2 capital.

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

Note 11 – Income Taxes

Current accounting standards provide a comprehensive model for how the Company should recognize, measure, present, and disclose uncertain tax positions that the Company has taken or expects to take on its tax return.  The Company does not have any significant uncertain tax positions as defined by accounting standards.  If they were to arise, interest and penalties associated with unrecognized tax positions will be classified as additional income taxes in the statement of income.  Annual tax returns for 2011 and thereafter are subject to possible future examinations by tax authorities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.  The Company expects that it is more likely than not that it will have the ability to utilize all deferred tax assets and accordingly no valuation adjustment has been recognized in the accompanying consolidated financial statements as of December 31, 2014, and 2013.  Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Allowance for Loan Losses	$2,677	$2,776
Stock based compensation	66	347
OREO impairment	4	29
Nonaccrual loans	80	202
Net operating loss carryforward	1,900	3,134
AMT tax credit carryover	-	168
Supplemental Executive Retirement Plan	118	76
Unrealized holding gain on available-for-sale securities	24	201
Other	91	31
Total deferred tax assets	4,960	6,964
Deferred tax liabilities:
Depreciation	346	312
Deferred loan costs	402	396
Prepaids	53	71
Other	44	121
Total deferred tax liabilities	845	900
Net deferred tax asset	$4,115	$6,064

A reconciliation of the federal taxes at statutory rates to the tax provision for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
	(Dollars in thousands)
Federal statutory rate	$2,204	$1,914
Tax-exempt interest income	(44)	(76)
Nondeductible expenses	19	23
Stock based compensation	2	12
BOLI cash surrender value	(109)	(112)
Other	23	(7)
Provision for income taxes expense	$2,095	$1,754

Income tax attributable to income before income tax expense is summarized as follows:

	2014	2013
	(Dollars in thousands)
Current federal income tax expense	$323	$95
Deferred federal income tax expense	1,772	1,659
Total	$2,095	$1,754

The Company has available net operating loss carryforwards totaling approximately $5.6 million and $9.4 million as of December 31, 2014, and 2013, respectively.  The carryforward losses begin to expire in 2031.

Note 12 – Related Party Transactions

In the normal course of business, the Company receives deposits from directors and executive officers.  At December 31, 2014, and 2013, deposits from directors and executive officers were approximately $28.5 million and $31.9 million, respectively.  All such deposits were received in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with unrelated persons.

In the normal course of business, the Company has made loans to its officers and directors.  Such loans at December 31, 2014, amounted to approximately $21.2 million of which approximately $5.8 million represents unused lines of credit.  Such loans at December 31, 2013, amounted to approximately $20.3 million (excluding $96 thousand in loans to a Director who retired in 2013) of which approximately $2.7 million represents unused lines of credit.  During 2014, new loans to officers and directors amounted to $178 thousand and repayments amounted to $2.3 million.  During 2013, new loans to officers and directors amounted to $8.3 million and repayments amounted to $613 thousand.  In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations.

The Company uses the services of a law firm for advice on various legal matters.  The Chairman of the Board of Directors is also a principal in such law firm.  The law firm provided various legal services to the Company at a cost of $200 thousand and $239 thousand for the years ended December 31, 2014, and 2013, respectively.

Note 13 – Regulatory Requirements and Restrictions

The Company and the Bank are subject to various federal and state regulatory requirements, including regulatory capital requirements administered by the federal banking agencies to ensure capital adequacy.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s actual capital amounts and ratios are also presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014
Total capital to risk weighted assets
Consolidated	$67,532	13.54%	$39,911	8.00%	$49,889	10.00%
First Capital Bank	$64,273	12.90%	$39,862	8.00%	$49,828	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$54,872	11.00%	$19,956	4.00%	$29,933	6.00%
First Capital Bank	$58,024	11.64%	$19,931	4.00%	$29,897	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$54,872	9.22%	$23,794	4.00%	$29,743	5.00%
First Capital Bank	$58,024	9.77%	$23,765	4.00%	$29,707	5.00%

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013
Total capital to risk weighted assets
Consolidated	$61,060	13.78%	$35,446	8.00%	$44,307	10.00%
First Capital Bank	$58,960	13.32%	$35,406	8.00%	$44,257	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$54,689	12.34%	$17,723	4.00%	$26,584	6.00%
First Capital Bank	$52,595	11.88%	$17,703	4.00%	$26,554	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$54,689	10.04%	$21,796	4.00%	$27,244	5.00%
First Capital Bank	$52,595	9.67%	$21,754	4.00%	$27,193	5.00%

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

	2014	2013
Financial instruments whose contract amounts	(Dollars in thousands)
represent credit risk:
Unused commercial lines of credit	$127,031	$90,657
Unused consumer lines of credit	15,333	15,236
Standby and Performance Letters of Credit	10,089	7,194
Loan commitments	38,774	18,418
	$191,227	$131,505

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

Note 15 – Concentrations of Credit Risk

The Company has a diversified loan portfolio consisting of commercial, real estate and consumer (installment) loans.  Substantially all of the Company's customers are residents or operate business ventures in its market area consisting primarily of the Richmond metropolitan area.  Therefore, a substantial portion of its debtors' ability to honor their contracts and the Company’s ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions in this market area. The concentrations of credit risk by type of loan are set forth in Note 4.

At times, cash balances at financial institutions are in excess of FDIC insurance coverage.  The Bank believes no significant risk of loss exists with respect to those balances.

Note 16 – Fair Value Disclosures

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with the Fair Value Measurements and Disclosures (Topic ASC 820), the fair value of a financial instrument is the price that would be received in the sale of an asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined using quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Following is a description of the valuation methodologies used for instruments measured as fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities available for sale:  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices, when available (Level 1).  If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data.  Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).  The Company obtains a single quote for all securities.  Quotes for all securities are provided by the Company’s securities accounting and safekeeping correspondent bank.  The Company performs a review of pricing data by comparing prices received from third party vendors to the previous month’s quote for the same security and evaluate any substantial changes.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, and December 31, 2013. Securities identified in Note 3 as restricted securities including stock in the FHLB and the Federal Reserve Bank (FRB) are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either the Company’s borrowings at the FHLB, or in the case of the FRB, changes in certain portions of the Company’s capital.

	December 31, 2014
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Assets:
Available-for-sale securities	$-	$74,283	$-	$74,283

	December 31, 2013
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Assets:
Available-for-sale securities	$-	$71,511	$-	$71,511

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual loans.

The following describes the valuation techniques used to measure certain assets recorded at fair value on a nonrecurring basis in the accompanying consolidated financial statements.

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

The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, then the fair value is considered Level 3.  If a real estate loan becomes a nonperforming loan, or if the valuation is over one year old, either an evaluation by an officer of the bank or an outside vendor, or an appraisal is performed to determine current market value.  The Company considers the value of a partially completed project for its loan analysis.  For nonperforming construction loans, the Company obtains a valuation of each partially completed project “as is” from a third party appraiser.  The Company uses this third party valuation to determine if any charge-offs are necessary.

The value of business equipment collateral is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on the related financial statement balances or aging reports (Level 3).

Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis with a discount to reflect current market conditions, which ranged from 0% to 30%, for each of the periods presented.  Any fair value adjustments are recorded in the period incurred as provision for loan losses in the accompanying Consolidated Statements of Operations.

Loans held for sale:  The fair value of loans held for sale is determined using quoted secondary-market prices.  As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.    Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  Such appraisals may be discounted for current market conditions and ranged from 0% to 30% for each of the respective periods presented in the accompanying consolidated financial statements.

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods.

	December 31, 2014
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Impaired loans	$-	$-	$8,515	$8,515
Loans held for sale	-	-	-	-
Other real estate owned	-	-	1,810	1,810
Total	$-	$-	$10,325	$10,325

	December 31, 2013
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Impaired loans	$-	$-	$5,287	$5,287
Loans held for sale	-	992	-	992
Other real estate owned	-	-	2,658	2,658
Total	$-	$992	$7,945	$8,937

The methods and assumptions, not previously presented, used by the Company in estimating fair values are disclosed as follows:

Cash and cash equivalents  – The carrying amounts of cash and cash equivalents approximate their fair value.

Loans receivable  – Fair values are based on carrying values for variable-rate loans that reprice frequently and have no significant change in credit risk.  Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The interest rates on loans at December 31, 2014, and December 31, 2013 are current market rates for their respective terms and associated credit risk.

Loans held for sale—Loans held for sale are carried at the lower of cost or market value.  These loans currently consist of residential real estate, owner occupied loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different from cost due to the short duration between origination and sale (Level 2).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended December 31, 2014, and December 31, 2013.  Gains and losses on the sale of loans are recorded as income in the accompanying consolidated statements of operations.

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

Subordinated Debt – The Company’s subordinated debt consists of variable rate instruments that re-price on a quarterly basis; therefore, carrying value is adjusted for the three month repricing lag in order to approximate fair value.

Bank Owned Life Insurance (BOLI) – The carrying value of BOLI approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Off-balance-sheet instruments  – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standings.  These are not deemed to be material at December 31, 2014, and December 31, 2013; accordingly, the fair value of such commitments approximate that presented in Note 14.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)		(Dollars in thousands)
Financial assets
Cash and cash equivalents	$11,093	$11,093	$14,187	$14,187
Time deposits in other banks	2,000	1,989	-	-
Investment securities	76,654	76,921	73,886	74,021
Loans receivable, net	473,789	464,231	423,160	416,841
Loans held for sale	-	-	992	997
Accrued interest	1,736	1,736	1,701	1,701
BOLI	9,900	9,900	9,580	9,580

Financial liabilities
Deposits	$479,507	$477,359	$455,968	$447,956
FHLB advances	45,000	46,068	30,000	30,742
Subordinated debt and trust preferred	11,559	11,127	7,155	3,577
Repurchase agreements	1,761	1,761	1,393	1,393

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the fair values of financial instruments will change when interest rates levels change, and that change may be either favorable or unfavorable.  The Company attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to repay in a rising rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  The Company monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate overall interest rate risk.

Note 17 – Stock Option and Stock Incentive Plans

The Company has a First Capital Bancorp, Inc. 2000 Stock Option Plan (the Plan) pursuant to which options may be granted to Directors, officers and key employees.  The Plan authorizes grants of options to purchase up to 338,484 shares of the Company’s authorized, but unissued common stock.  All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of grant.  Stock options generally have 10-year terms and vest at the rate of 50 percent per year for Directors or 33 1/3 percent per year for employees.

The Company also has a First Capital Bancorp, Inc. 2010 Stock Incentive Plan (the 2010 Plan).  The 2010 Plan and amendments make available up to 880,000 shares of the Company’s common stock for issuance upon the grant or exercise of restricted stock, stock options or other equity-based awards as permitted under the 2010 Plan.  Each employee and director of the Company and its affiliates may participate in the 2010 Plan.  Unless sooner terminated, the 2010 Plan will terminate on May 19, 2020.  See Note 20 for information about restricted stock issued in connection with the 2010 Plan.

A summary of the status of the Company’s unvested stock options is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested at December 31, 2012	22,673	$1.90
Granted	-	-
Vested	22,673	1.90
Forfeitures	-	-
Unvested at December 31, 2013	-	$-

There were no stock options issued during 2014 or 2013, and as of December 31, 2014 and 2013, all stock options were vested.  Accordingly, there was no unrecognized compensation costs related to unvested stock options as of December 31, 2014 and 2013.

The weighted-average option price and weighted-average remaining term of stock options awarded and not exercised were as follows:

	2014	2013

Weighted-average price	$4.02	$7.57
Weighted-average term (in years)	6.0	5.5

A summary of the stock option activity is as follows:

		Weighted-Average
	Options	Exercise Price

Options outstanding December 31, 2012	338,850	$7.99
Granted	-	-
Expired	74,775	9.48
Options outstanding December 31, 2013	264,075	7.57
Granted	-	-
Forfeited	109,775	12.56
Expired	-	-
Options outstanding December 31, 2014	154,300	$4.02

The following tables summarize information about stock options outstanding:

Exercise Prices	Options Outstanding at December 31, 2014	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price

$2.44 to $4.85	154,300	6.0	$4.02
$7.33 to $10.00	0	-	$-
$10.57 to $17.67	0	-	$-
	154,300

Exercise Prices	Options Outstanding at December 31, 2013	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price

$2.44 to $4.85	156,050	7.0	$4.02
$7.33 to $10.00	39,000	3.4	$10.06
$10.57 to $17.67	69,025	3.8	$14.19
	264,075

The aggregate intrinsic value of options outstanding was approximately $64 thousand and $97 thousand at December 31, 2014 and 2013, respectively.

Note 18 – Other Employee Benefit Plans

The Company has a contributory thrift plan through the Virginia Bankers Association, covering all eligible employees.  Participants may make contributions to the plan during the year, with certain limitations.  During 2014 and 2013, the Company matched participant contributions up to seventy-five percent of the first six percent contributed.  The participants are 100% vested upon three years of service to the Company.  Expenses related to this plan amounted to $277 thousand and $252 thousand for the years ended December 31, 2014 and 2013, respectively.

The Bank also has a Supplemental Executive Retirement Plan (SERP) for the benefit of certain key officers.  The SERP provides selected employees who satisfy specific eligibility requirements with supplemental benefits upon retirement, death, or disability in certain prescribed circumstances.  The Bank recorded SERP expense totaling $123 thousand and $119 thousand during 2014 and 2013, respectively.  The accrued liability related to the SERP was $346 thousand and $222 thousand as of December 31, 2014 and 2013, respectively.

Note 19 – Earnings Per Share and Common Stock

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

The basic and diluted income-per-share calculations are as follows:

	For the Years Ended
	December 31,
	(in thousands,
	except per share amounts)
	2014	2013

Net income available to common stockholders	$4,364	$3,529
Weighted average number of shares outstanding	12,530	12,032
Net income per common share - basic	$0.35	$0.29

Effect of dilutive securities:

Weighted average number of common shares outstanding	12,530	12,032
Effect of stock options, warrants and restricted stock	2,194	1,896
Diluted average common shares outstanding	14,724	13,928
Net income per common share - assuming dilution	$0.30	$0.25

In the computation of diluted earnings per common share for the years ended December 31, 2014 and 2013, 30 thousand and 259 thousand antidilutive stock options, respectively, were excluded because the strike price of the options was greater than the average market price of the Company’s common stock.

During 2012, the Company raised approximately $17.8 million, net of fees and costs, through a rights offering.  In connection with the rights offering, the Company distributed 8.9 million warrants to purchase one-half of a share of common stock for $2.00 per whole share.  During the years ended December 31, 2014 and 2013, 430 thousand and 708 thousand warrants, respectively, were exercised leaving 7.7 million and 8.1 million warrants outstanding at December 31, 2014 and 2013, respectively.

During 2014, the par value of the Company’s common stock was changed from $4 per share to $.01 per share.  Equity reclassifications related to such change in par value are presented in the accompanying consolidated statements of stockholders’ equity.  30 million shares of the Company’s common stock are authorized.  Shares issued and outstanding were 12,864,542 and 12,551,952 as of December 31, 2014, and 2013, respectively.

Note 20 – Restricted Stock

As described in Note 17, the 2010 Plan permits the granting of non-vested restricted stock.  The grants are divided between restricted time-based stock grants and restricted performance–based stock grants.  Generally, the restricted time-based grants vest 33% per year for employees and 50% per year for Directors.  The restricted performance-based stock is subject to vesting on the third anniversary of the date of the grant based on the performance of the Company’s growth in cumulative tangible book value and cumulative fully-diluted earnings per share growth over a three-year period.  In December 2013, the board of directors approved the acceleration of vesting for both the time and performance based stock for the CEO such that those shares awarded became fully vested at December 31, 2013. The accelerated vesting of these 100,000 shares in 2013 resulted in additional compensation expense of $206 thousand.  The value of the non-vested stock awards was calculated by multiplying the fair value of the Company’s common stock on grant date by the number of shares awarded.  Recipients of the awards have the right to vote the shares and to receive cash or stock dividends, if any.

The following table summarizes non-vested restricted stock activity:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Balance, December 31, 2012	348,000	$3.07
Granted	-	-
Vested	163,166	3.07
Forfeited	-	-
Balance, December 31, 2013	184,834	$3.07
Granted	97,500	4.50
Vested	63,168	3.07
Forfeited	-	-
Balance, December 31, 2014	219,166	$3.71

The estimated unamortized compensation expense, net of estimated forfeitures, related to non-vested restricted stock outstanding at December 31, 2014 will be recognized as follows (dollars in thousands):

2015	$296
2016	146
2017	91
Total	$533

Note 21 – Bank Owned Life Insurance (BOLI)

The Bank has purchased two life insurance policies on key employees in the face amounts of $21.4 million and $1.3 million.  Per ASC 325, Investments in Insurance Contracts, these policies are recorded at their cash surrender value, net of surrender charges and/or early termination charges.  As of December 31, 2014, the BOLI cash surrender value was $9.9 million resulting in other income for 2014 of $320 thousand and an annualized net yield after tax of 4.98%.  As of December 31, 2013, the BOLI cash surrender value was $9.6 million resulting in other income for 2013 of $329 thousand and an annualized net yield after tax of 5.30%.

Note 22 – Condensed Financial Information – Parent Company Only

Following are condensed financial statements of First Capital Bancorp, Inc:

First Capital Bancorp, Inc.
(Parent Corporation Only)
Condensed Statements of Financial Condition
December 31, 2014 and 2013

	2014	2013
	(Dollars in thousands)
Assets
Cash on deposit with subsidiary bank	$2,500	$1,749
Investment in subsidiary	57,959	52,641
Investment in special purpose subsidiary	155	155
Other assets	604	332
	$61,218	$54,877
Liabilities and Stockholders' Equity
Trust preferred debt	$11,559	$5,155
Other liabilities	7	40
Total liabilities	11,566	5,195
Stockholders' Equity
Preferred stock	-	22
Common stock	128	50,208
Additional paid-in capital	48,569	4,448
Retained earnings (deficit)	1,020	(4,590)
Warrants	-	-
Discount on preferred stock	-	(16)
Accumulated other comprehensive loss, net of taxes	(65)	(390)
Total stockholders' equity	49,652	49,682
	$61,218	$54,877

First Capital Bancorp, Inc.
(Parent Corporation Only)
Condensed Statements of Income
Years Ended December 31, 2014 and 2013

	2014	2013
	(Dollars in thousands)
Income
Interest income	$10	$7
Dividends	3	3
Total Income	13	10

Expenses
Interest	447	104
Legal and consulting	33	24
Stock-based compensation	361	613
Total Expenses	841	741

Net loss before tax benefit	(828)	(731)

Income tax benefit	(228)	(195)

Net loss before undistributed equity in subsidiary	(600)	(536)

Undistributed equity in subsidiary	4,988	4,410

Net income	$4,388	$3,874

First Capital Bancorp, Inc.
(Parent Corporation Only)
Condensed Statements of Cash Flows
Years Ended December 31, 2014 and 2013

	2014	2013
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$4,388	$3,874
Adjustments to reconcile net income to net cash
from operating activities
Undistributed income of subsidiary	(4,988)	(4,410)
Increase in other assets	(43)	(7)
Stock based compensation	361	613
Income tax benefit	(228)	(195)
Increase/(decrease) in other liabilities	(33)	1
Net cash from operations	(543)	(124)

Cash Flows from Financing Activities
Redemption of preferred stock	(5,531)	-
Proceeds from issuance of subordinated debt	6,500	-
Repayment of subordinated debt	(96)	-
Proceeds from issuance of common stock	429	445
Cash paid for redemption of common stock warrants,
net of expenses	-	(281)
Dividends on preferred stock	(8)	(276)
Net cash from financing activities	1,294	(112)

Net increase (decrease) in cash	751	(236)
Cash and cash equivalents, beginning of year	1,749	1,985

Cash and cash equivalents, end of year	$2,500	$1,749