Form 10-Q
period 2015-03-31
FIRST CAPITAL BANCORP, INC.
filed 2015-05-14
CIK 1373525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

Form 10-Q

________________________________________

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

12,950,267 shares of Common Stock, par value $.01 per share, were outstanding at May 11, 2015.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2015	2014
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$11,450	$11,093
Federal funds sold	8,490	-
Total cash and cash equivalents	19,940	11,093
Time deposits in other banks	2,000	2,000
Investment securities:
Available-for-sale, at fair value	65,292	74,283
Held-to-maturity, at amortized cost (fair value of $2,655 in 2015 and $2,638 in 2014)	2,370	2,371
Restricted, at cost	3,948	4,228
Loans, net of allowance for losses of $7,874 in 2015 and 2014	479,141	473,789
Other real estate owned (OREO)	1,243	1,810
Premises and equipment, net	11,547	11,461
Accrued interest receivable	1,773	1,736
Bank owned life insurance	9,978	9,900
Deferred tax asset	3,780	4,115
Other assets	2,087	1,752
Total assets	$603,099	$598,538
LIABILITIES
Deposits
Noninterest-bearing	$81,070	$70,770
Interest-bearing	414,910	408,737
Total deposits	495,980	479,507
Securities sold under repurchase agreements	763	1,761
Federal funds purchased	-	6,318
Subordinated debt and trust preferred	11,535	11,559
Federal Home Loan Bank advances	40,000	45,000
Accrued expenses and other liabilities	3,614	4,741
Total liabilities	551,892	548,886
STOCKHOLDERS' EQUITY
Preferred stock (Note 10)	-	-
Common stock (Note 11)	129	128
Additional paid-in capital	48,653	48,569
Retained earnings	2,084	1,020
Accumulated other comprehensive income (loss), net of tax	341	(65)
Total stockholders' equity	51,207	49,652
Total liabilities and stockholders' equity	$603,099	$598,538

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2015	2014

	(Unaudited)
	(Dollars in thousands,
	except per share data)
Interest and dividend income
Loans	$5,900	$5,436
Investments:
Taxable interest income	301	387
Tax exempt interest income	28	43
Dividends	47	48
Interest bearing deposits	14	6
Total interest income	6,290	5,920
Interest expense
Deposits	964	1,082
FHLB advances	134	91
Subordinated debt and other borrowings	112	120
Total interest expense	1,210	1,293
Net interest income	5,080	4,627
Recovery of provision for loan losses	(145)	(292)
Net interest income after
recovery of provision for loan losses	5,225	4,919
Noninterest income
Fees on deposits	77	80
Gain on sale of securities	70	96
Gain on sale of loans	-	55
Other	285	235
Total noninterest income	432	466
Noninterest expenses
Salaries and employee benefits	2,199	2,334
Occupancy expense	216	204
Data processing	263	236
Professional services	154	117
Advertising and marketing	100	128
FDIC assessment	93	90
Virginia franchise tax	132	126
Loss (gain) on sale and write down of OREO, net	145	(24)
Depreciation	191	137
Other operating expenses	598	618
Total noninterest expense	4,091	3,966
Net income before income taxes	1,566	1,419
Income tax expense	502	442
Net income	1,064	977
Effective dividend on preferred stock	-	24
Net income available to common stockholders	$1,064	$953
Basic net income per common share (Note 3)	$0.08	$0.08
Diluted net income per common share (Note 3)	$0.07	$0.06

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2015	2014

	(Unaudited)
	(Dollars in thousands)

Net income	$1,064	$977
Other comprehensive income:
Investment securities:
Unrealized gains on investment securities
available for sale	663	632
Tax effect	(211)	(215)
Reclassification of gains recognized in net income	(70)	(96)
Tax effect	24	33
Total other comprehensive income	406	354
Comprehensive income	$1,470	$1,331

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2015 and 2014

(Unaudited)

(Dollars in thousands)

				Retained	Discount	Accumulated
			Additional	Earnings	on	Other
	Preferred	Common	Paid-in	(Accumulated	Preferred	Comprehensive
	Stock	Stock	Capital	Deficit)	Stock	Income (Loss)	Total

Balances December 31, 2013	$22	$50,208	$4,448	$(4,590)	$(16)	$(390)	$49,682
Net income	-	-	-	977	-	-	977
Other comprehensive income	-	-	-	-	-	354	354
Preferred stock dividend	-	-	-	(8)	-	-	(8)
Accretion of discount on
preferred stock	-	-	-	(16)	16	-	-
Stock based compensation	-	-	84	-	-	-	84
Redemption of preferred stock	(22)	-	(4,260)	(1,249)	-	-	(5,531)
Exercise of warrants issued
in connection with
rights offering	-	545	(272)	-	-	-	273

Balances March 31, 2014	$-	$50,753	$-	$(4,886)	$-	$(36)	$45,831

Balances December 31, 2014	$-	$128	$48,569	$1,020	$-	$(65)	$49,652
Net income	-	-	-	1,064	-	-	1,064
Other comprehensive income	-	-	-	-	-	406	406
Stock based compensation	-	-	85	-	-	-	85
Issuance of 94,000 shares of
restricted common stock	-	1	(1)	-	-	-	-
Balances March 31, 2015	$-	$129	$48,653	$2,084	$-	$341	$51,207

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

	2015	2014
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities
Net income	$1,064	$977
Adjustments to reconcile net income to net cash
provided by operating activities:
Recovery of provision for loan losses	(145)	(292)
Depreciation of premises and equipment	191	137
Net amortization of bond premiums/discounts	179	139
Stock based compensation expense	85	84
Deferred income tax expense	148	442
Gain on sale of securities	(70)	(96)
Gain on loans sold	-	(55)
Loss (gain) on sale and write down of OREO, net	145	(24)
Increase in cash surrender value of bank owned life insurance	(78)	(81)
Proceeds from sale of loans held for sale	-	7,167
Origination of loans held for sale	-	(6,120)
(Increase) decrease in other assets	(335)	163
Increase in accrued interest receivable	(37)	(38)
Decrease in accrued expenses and other liabilities	(1,127)	(1,159)
Net cash provided by operating activities	20	1,244
Cash flows from investing activities
Proceeds from paydowns of securities available-for-sale	3,036	2,267
Purchase of securities available-for-sale	-	(6,195)
Proceeds from sale of securities available-for-sale	6,440	10,137
Proceeds from sale of OREO	422	233
Improvements in OREO	-	(29)
Proceeds from sale of equipment	39	-
Purchase of Federal Home Loan Bank (FHLB) Stock, net	280	(291)
Purchase of Federal Reserve Stock	-	(116)
Purchases of premises and equipment	(316)	(41)
Net increase in loans	(5,207)	(13,561)
Net cash provided by (used in) investing activities	4,694	(7,596)
Cash flows from financing activities
Net increase in deposits	16,473	4,522
FHLB advances	12,000	10,000
FHLB advance repayments	(17,000)	-
Federal funds purchased, net	(6,318)	-
Dividends on preferred stock	-	(8)
Cash paid for redemption of common stock warrants and preferred stock, net of expenses	-	(5,531)
Proceeds from issuance of subordinated debt, net of payments	(24)	6,476
Warrants exercised in connection with the rights offering	-	273
Net (decrease) increase in repurchase agreements	(998)	393
Net cash provided by financing activities	4,133	16,125
Net increase in cash and cash equivalents	8,847	9,773
Cash and cash equivalents, beginning of period	11,093	14,187
Cash and cash equivalents, end of period	$19,940	$23,960

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months March 31, 2015 and 2014

(Continued)

	2015	2014

	(Unaudited)
	(Dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid during the period	$1,204	$1,294
Taxes paid during the period	$100	$-
Supplemental schedule of noncash investing and financing activities
Company financed sales of OREO	$-	$32

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

Note 1 – Basis of Presentation

First Capital Bancorp, Inc. (the Company) is the holding company of and successor to First Capital Bank (the Bank).  In 2006, the Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction pursuant to an Agreement and Plan of Reorganization dated September 5, 2006, between the Company and the Bank (the Agreement).  Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of the Company’s common stock on a one-for-one basis.  As a result, the Bank became a wholly owned subsidiary of the Company, the Company became the holding company of the Bank and the stockholders of the Bank became stockholders of the Company.

The Company conducts all of its business activities through the branch offices of its wholly owned subsidiary bank, First Capital Bank.  First Capital Bank created RE1, LLC, and RE2, LLC, wholly owned Virginia limited liability companies for the sole purpose of taking title to property acquired in lieu of foreclosure.  RE1, LLC, and RE2, LLC have been consolidated with First Capital Bank.  The Company exists primarily for the purpose of holding the stock of its subsidiary, the Bank, and such other subsidiaries that it may acquire or establish.

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

In management’s opinion the accompanying unaudited consolidated financial statements, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March 31, 2015, and December 31, 2014, and for the three months ended March 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America (GAAP).  Results for the three-month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the consolidated financial statements of the Company as of and for the year ended December 31, 2014, filed as part of the Company’s annual report on Form 10-K.  These interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements.

Certain reclassifications have been made to amounts presented in the Consolidated Statements of Financial Condition as of December 31, 2014 to conform to the current period presentation.

Note 2 – Use of Estimates

To prepare financial statements in conformity with GAAP management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results may be different.  In particular, the allowance for loan losses, valuation of other real estate owned, income taxes, and fair values of financial instruments are subject to change.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

Note 3 – Earnings per common share

Basic earnings per share (EPS) excludes potential dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock that have a dilutive impact on shares outstanding were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the Company.

The basic and diluted EPS calculations are as follows:

	Three Months Ended
	March 31,
	(in thousands,
	except per share amounts)
	2015	2014

Net income available to common stockholders	$1,064	$953
Weighted average number of shares outstanding	12,650	12,423
Net income per common share - basic	$0.08	$0.08

Effect of dilutive securities:

Weighted average number of common shares outstanding	12,650	12,423
Effect of stock options, warrants and restricted stock	2,125	2,457
Diluted average common shares outstanding	14,775	14,880
Net income per common share - diluted	$0.07	$0.06

The Company has excluded options convertible into 30 thousand shares of common stock for the three months ended March 31, 2015, from the calculation of diluted earnings per share because they were anti-dilutive.

The Company excluded options convertible into 33 thousand shares of common stock for the three months ended March 31, 2014, from the calculation of diluted earnings per share because they were anti-dilutive.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

Note 4 – Stock-Based Compensation

Accounting standards require the Company to measure compensation cost for the type of stock-based awards the Company issues at fair value on the date of grant and recognize compensation expense in the consolidated statements of operations over the service period that the awards are expected to vest.

Stock-based compensation expense during the three months ended March 31, 2015 and 2014, was $85 thousand and $84 thousand, respectively.   Stock-based compensation is included in salaries and employee benefits in the accompanying consolidated statements of operations.

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities are as follows:

	March 31, 2015
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities	$25,770	$263	$26	$26,007
Corporate bonds	3,502	6	21	3,487
Collateralized mortgage obligation (CMO) securities	16,878	236	16	17,098
State and political subdivisions - taxable	14,979	148	96	15,031
SBA pools	3,659	18	8	3,669
	$64,788	$671	$167	$65,292

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities	$29,447	$190	$73	$29,564
Corporate bonds	3,502	8	12	3,498
Collateralized mortgage obligation (CMO) securities	19,686	196	91	19,791
State and political subdivisions - taxable	18,046	37	329	17,754
SBA pools	3,690	3	17	3,676
	$74,371	$434	$522	$74,283

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

	March 31, 2015
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

Held-to-maturity	(Dollars in thousands)
Tax-exempt municipal bonds	$2,370	$285	$-	$2,655
	$2,370	$285	$-	$2,655

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Costs	Gains	Losses	Values

Held-to-maturity	(Dollars in thousands)
Tax-exempt municipal bonds	$2,371	$267	$-	$2,638
	$2,371	$267	$-	$2,638

The following table summarizes securities with unrealized losses at March 31, 2015, and December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position. The unrealized losses are largely due to changes in interest rates and other market conditions.  At March 31, 2015,  18 out of 101 securities the Company held had fair values less than amortized cost, primarily in municipal securities.  At December 31, 2014,  55 out of 111 securities the Company held had fair values less than amortized cost, primarily in municipal and mortgage-backed securities.  All unrealized losses are considered by management to be temporary given investment security credit ratings, the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses, and because it is unlikely that the Company will be required to sell the impaired securities before their anticipated recovery.  As such, management’s assessment of other than temporary impairment (OTTI) for the quarter ended March 31, 2015, resulted in no recognition of an impairment loss.

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Assets:
Mortgage-backed securities	$2,618	$14	$752	$12	$3,370	$26
Corporate bonds	500	2	1,981	19	2,481	21
CMO securities	-	-	3,401	16	3,401	16
State and political subdivisions-taxable	273	4	4,456	92	4,729	96
SBA Pools	2,664	8	-	-	2,664	8
All securities	$6,055	$28	$10,590	$139	$16,645	$167

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

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

Restricted investment securities consist primarily of Federal Home Loan Bank of Atlanta (FHLB) stock in the amount of $2.2 million and $2.5 million as of March 31, 2015, and December 31, 2014, respectively, and Federal Reserve Bank stock in the amount of $1.6 million at March 31, 2015, and December 31, 2014.  Restricted equity securities are carried at cost because there is no ability to resell these securities.  The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Company’s total assets.  The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of the Company’s outstanding capital.

Securities with a carrying value of approximately $763 thousand and $1.8 million were pledged as collateral at March 31, 2015,  and December 31, 2014, respectively, to secure repurchase agreements.

Note 6 – Loans

Major classifications of loans are as follows:

	March 31,	December 31,
	2015	2014

	(Dollars in thousands)

Real estate
Residential	$142,743	$145,241
Commercial	181,444	182,718
Residential Construction	36,243	32,184
Other Construction, Land
Development & Other Land	60,385	52,937
Commercial	64,321	66,868
Consumer	2,058	1,886
Total loans	487,194	481,834
Less:
Allowance for loan losses	7,874	7,874
Net deferred fees	179	171
Loans, net	$479,141	$473,789

A summary of risk characteristics by loan portfolio classification follows:

Real Estate – Residential – This portfolio primarily consists of investor loans secured by properties in the Bank’s normal lending area.  These investor loans are typically five year rate adjustment loans and they

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

generally have an original loan-to-value (LTV) of 80% or less.  This category also includes home equity lines of credit (HELOC).  The HELOCs generally have an adjustable rate tied to prime rate and a term of 10 years.  Multifamily residential real estate is moderately seasoned and is generally secured by properties in the Bank’s normal lending area.

Real Estate – Commercial – This portfolio consists of nonresidential improved real estate, which includes shopping centers and office buildings.  These properties are generally located in the Bank’s normal lending area.  This category of loans has a higher than average level of risk because its performance is impacted by market forces over a longer time horizon.

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

Activity in the allowance for loan losses for the three months ended is as follows:

	March 31,
	2015	2014

	(Dollars in thousands)

Balance, beginning of period	$7,874	$8,165
Recovery of provision for loan losses	(145)	(292)
Recoveries	160	290
Charge-offs	(15)	(144)
Balance, end of period	$7,874	$8,019
Ratio of allowance for loan
losses as a percent of total loans
outstanding at the end of the period	1.62%	1.80%

The following table presents activity in the allowance for loan losses by portfolio segment:

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

	Real Estate
				Other
				Construction
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)

Balance, January 1, 2015	$2,324	$3,168	$711	$626	$1,031	$14	$7,874
(Provision for) recovery of loan losses	28	(264)	174	41	(125)	1	(145)
Recoveries	15	-	1	100	44	-	160
Charge-offs	(15)	-	-	-	-	-	(15)
Balance, March 31, 2015	$2,352	$2,904	$886	$767	$950	$15	$7,874

Balance, January 1, 2014	$2,891	$3,050	$591	$624	$996	$13	$8,165
(Provision for) recovery of loan losses	(45)	(138)	168	12	(291)	2	(292)
Recoveries	9	-	1	-	280	-	290
Charge-offs	(144)	-	-	-	-	-	(144)
Balance, March 31, 2014	$2,711	$2,912	$760	$636	$985	$15	$8,019

The charge off of uncollectible loans is determined on a case-by-case basis.  Determination of a collateral shortfall, prospects for recovery, delinquency, and the financial resources of the borrower and any guarantor are all considered in determining whether to charge-off a loan.  Closed-end retail loans that become past due 120 cumulative days and open-end retail loans that become past due 180 cumulative days from the contractual due date will generally be charged off.

The following table presents the aging of unpaid principal in loans as of March 31, 2015, and December 31, 2014:

	March 31, 2015
		90+ Days
	30-89 Day	Past Due
	Past Due	and Accruing	Nonaccrual	Current	Total

	(Dollars in thousands)
Real estate
Residential	$573	$-	$1,280	$140,890	$142,743
Commercial	-	-	181	181,263	181,444
Residential Construction	-	-	-	36,243	36,243
Other Construction, Land
Development & Other Land	-	-	396	59,989	60,385
Commercial	-	-	-	64,321	64,321
Consumer	-	-	286	1,772	2,058
Total	$573	$-	$2,143	$484,478	$487,194

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

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

The following table provides details of the Company’s loan portfolio by internally assigned grade at March 31, 2015, and December 31, 2014:

	March 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(Dollars in thousands)
Real estate
Residential	$138,753	$1,593	$2,397	$-	$-	$142,743
Commercial	174,968	2,986	3,490	-	-	181,444
Residential Construction	36,072	-	171	-	-	36,243
Other Construction, Land
Development & Other Land	57,836	-	2,549	-	-	60,385
Commercial	63,403	-	918	-	-	64,321
Consumer	1,772	-	286	-	-	2,058
Total	$472,804	$4,579	$9,811	$-	$-	$487,194

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

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

The loan risk rankings were updated for the quarter ended March 31, 2015 on April 15, 2015.  The loan risk rankings were updated for the year ended December 31, 2014 on December 16 and 17, 2014.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

The following table provides details regarding impaired loans by segment and class:

	March 31, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(Dollars in thousands)
With no related allowance:
Real estate
Residential	$1,543	$2,065	$-	$1,826	$2,359	$-
Commercial	181	210	-	217	242	-
Residential Construction	-	-	-	-	-	-
Other Construction, Land
Development & Other Land	396	923	-	6,180	9,080	-
Commercial	-	-	-	-	-	-
Consumer	286	396	-	292	396	-
Total	$2,406	$3,594	$-	$8,515	$12,077	$-

With an allowance:
Real estate
Residential	$-	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-	-
Residential Construction	-	-	-	-	-	-
Other Construction, Land
Development & Other Land	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

Total
Real estate
Residential	$1,543	$2,065	$-	$1,826	$2,359	$-
Commercial	181	210	-	217	242	-
Residential Construction	-	-	-	-	-	-
Other Construction, Land
Development & Other Land	396	923	-	6,180	9,080	-
Commercial	-	-	-	-	-	-
Consumer	286	396	-	292	396	-
Total	$2,406	$3,594	$-	$8,515	$12,077	$-

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

The following table provides details of the balance of the allowance for loan losses and the recorded investment in financing receivables by impairment method for each loan portfolio segment:

	Real Estate
				Other
				Construction,
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)
March 31, 2015
Allowance for loan losses, evaluated
Individually	$-	$-	$-	$-	$-	$-	$-
Collectively	2,352	2,904	886	767	950	15	7,874
Total ending allowance	$2,352	$2,904	$886	$767	$950	$15	$7,874

Loans, evaluated
Individually	$1,543	$181	$-	$396	$-	$286	$2,406
Collectively	141,200	181,263	36,243	59,989	64,321	1,772	484,788
Total ending loans	$142,743	$181,444	$36,243	$60,385	$64,321	$2,058	$487,194

December 31, 2014
Allowance for loan losses, evaluated
Individually	$-	$-	$-	$-	$-	$-	$-
Collectively	2,324	3,168	711	626	1,031	14	7,874
Total ending allowance	$2,324	$3,168	$711	$626	$1,031	$14	$7,874

Loans, evaluated
Individually	$1,826	$217	$-	$6,180	$-	$292	$8,515
Collectively	143,415	182,501	32,184	46,757	66,868	1,594	473,319
Total ending loans	$145,241	$182,718	$32,184	$52,937	$66,868	$1,886	$481,834

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

	Three Months Ended
	March 31, 2015
	Interest	Average
	Income	Recorded
	Recognized	Investment

	(Dollars in thousands)

Real estate
Residential	$25	$1,685
Commercial	4	199
Residential Construction	-	-
Other Construction, Land
Development & Other Land	1	3,288
Commercial	-	-
Consumer	6	289
Total	$36	$5,461

	Three Months Ended
	March 31, 2014
	Interest	Average
	Income	Recorded
	Recognized	Investment

	(Dollars in thousands)

Real estate
Residential	$43	$1,633
Commercial	12	545
Residential Construction	3	287
Other Construction, Land
Development & Other Land	101	2,205
Commercial	-	210
Consumer	-	-
Total	$159	$4,880

Cash payments received on nonaccrual, impaired loans are applied on a cash basis with all cash receipts applied first to principal and any payments received in excess of the unpaid principal balance being applied to interest. Cash payments received on active, impaired loans are applied to both interest and principal.

Troubled Debt Restructurings

Accounting Standards Codification (ASC) 310 defines a troubled debt restructuring as a restructuring of a debt where a creditor for economic or legal reasons related to a debtor’s financial difficulties grants a concession to the debtor that it would not otherwise render.  The concession is granted by the creditor in an attempt to protect as much of its investment as possible.  The concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court.  Troubled debt restructurings include modification of the terms of a

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

debt, such as a reduction of the stated interest rate to a new rate that is lower than the current market rate for new debt with similar risk, a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, or a reduction of accrued interest owed.

Management reviews all modifications that occur during the year for identification as troubled debt restructurings.  Management identified as troubled debt restructurings certain loans for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology (ASC 450).  Upon identifying the reviewed loans as troubled debt restructurings, management also identified them as impaired under the guidance in ASC 310.

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

As of March 31, 2015, and December 31, 2014, there were no available commitments outstanding for troubled debt restructurings.

The following tables present troubled debt restructurings as of March 31, 2015, and December 31, 2014:

	March 31, 2015
	Total
	Number	Accrual	Nonaccrual	Total
	of Contracts	Status	Status	Modifications

	(Dollars in thousands)

Real estate
Residential	1	$263	$-	$263
Commercial	-	-	-	-
Residential Construction	-	-	-	-
Other Construction, Land
Development & Other Land	1	-	87	87
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	2	$263	$87	$350

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

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

There were no newly restructured loans that occurred during the three months ended March 31, 2015.  The following table presents troubled debt restructurings that occurred during the three months ended March 31, 2014:

Three Months Ended
March 31, 2014
	Number of	Rate	Term	Interest Only	Payment	Combination
	Contracts	Modifications	Modifications	Modifications	Modifications	Modifications	Total

(Dollars in thousands)
Real estate
Residential	1	$-	$-	$-	$-	$272	$272
Commercial	-	-	-	-	-	-	-
Residential Construction	-	-	-	-	-	-	-
Other Construction, Land	1	-	-	-	-	3,964	3,964
Residential Construction	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	2	$-	$-	$-	$-	$4,236	$4,236

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

There were no financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three-month periods ended March 31, 2015, or 2014.

Note 7 – Other Real Estate Owned

Changes in other real estate owned were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014

	(dollars in thousands)

Beginning Balance	$1,810	$2,658
Additions	-	29
Sales	(413)	(209)
Write-downs	(154)	-
Ending Balance	$1,243	$2,478

Note 8 – Fair Value

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact, and willing to transact.

Financial Accounting Standards Board (FASB) Codification Topic 820:  Fair Value Measurements and Disclosures establishes a hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair values hierarchy is as follows:

Level 1 Inputs – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 Inputs – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 Inputs – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

Investment Securities:  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices, when available (Level 1).  If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data.  Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).  The Company obtains a single quote for all securities.  Quotes for all of the securities are provided by the securities accounting and safekeeping correspondent bank, which performs a review of pricing data by comparing prices received from third party vendors to the previous month’s quote for the same security and evaluates any substantial changes.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of March 31, 2015, and December 31, 2014.   See Note 5 for a detail listing of the fair values of available-for-sale securities.

	March 31, 2015
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Assets:
Available-for-sale securities	$-	$65,292	$-	$65,292

	December 31, 2014
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Assets:
Available-for-sale securities	$-	$74,283	$-	$74,283

The following describes the valuation techniques used to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements.

Impaired Loans:  The fair values of impaired loans are measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value measurement is considered Level 3.  The value of business equipment is based upon an outside appraisal if deemed significant using observable market data.  Likewise, fair values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Any fair value adjustments are recorded in the period incurred as provision for loan losses in the consolidated statements of operations.

Level 3 fair value measurements of impaired loans generally include discounts for unobservable input such as estimated selling costs, lack of marketability or practical life, and age of appraisal.  Such discounts ranged from 0% to 30% for each of the respective periods presented.

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

Other Real Estate Owned:  OREO assets are adjusted to fair value upon transfer of the loan collateral to the Company through or instead of foreclosure.  Subsequently, OREO assets are carried at net realizable value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the OREO asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO asset as nonrecurring Level 3.

Level 3 fair value measurements of OREO assets generally include discounts for unobservable input such as estimated selling costs, lack of marketability, and age of appraisal.  Such discounts ranged from 0% to 30% for each of the respective periods presented.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis during the periods noted.

	March 31, 2015
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Impaired loans	$-	$-	$2,406	$2,406
Other real estate owned	-	-	1,243	1,243
Total	$-	$-	$3,649	$3,649

	December 31, 2014
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Impaired loans	$-	$-	$8,515	$8,515
Other real estate owned	-	-	1,810	1,810
Total	$-	$-	$10,325	$10,325

The methods and assumptions, not previously presented, used by the Company in estimating fair values are as follows:

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

In general, fair value of securities is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon market prices determined by an outside, independent entity that primarily uses as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and or quarter valuation process.

Cash and cash equivalents  – The carrying amounts of cash and cash equivalents approximate fair value.

Time Deposits in Other Banks – The fair values of time deposits are estimated based on bid quotations received from independent pricing services for similar assets.

Loans  – For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.  For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loans, or by using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits  – The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  The carrying amounts of variable-rate, fixed-term money market accounts approximate their fair values at the reporting date.  Fair values of certificates of deposit are based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Accrued interest  – The carrying amounts of accrued interest receivable and payable approximate fair value.

FHLB Advances –  The carrying value of advances from the FHLB due within 90 days from the balance sheet date approximate fair value.  Fair values for convertible advances are estimated using a discounted cash flow calculation that applies interest rates currently being offered on convertible advances with similar remaining maturities.

Repurchase agreements – The carrying value of repurchase agreements due within 90 days from the balance sheet date approximate fair value.

Subordinated Debt and Trust Preferred – The Company’s subordinated debt consists of variable rate instruments that reprice on a periodic basis, therefore, carrying value is adjusted for the repricing lag in order to approximate fair value.

Bank Owned Life Insurance – The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

The estimated fair values of the Company’s financial instruments, which are all Level 2 in fair values hierarchy, as of March 31, 2015, and December 31, 2014, are as follows:

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)		(Dollars in thousands)
Financial assets
Cash and cash equivalents	$19,940	$19,940	$11,093	$11,093
Time deposits in other banks	2,000	2,016	2,000	1,989
Investment securities	67,662	67,947	76,654	76,921
Loans, net	479,141	479,831	473,789	472,105
Accrued interest	1,773	1,773	1,736	1,736
BOLI	9,978	9,978	9,900	9,900

Financial liabilities
Deposits	$495,980	$494,553	$479,507	$477,359
FHLB advances	40,000	41,081	45,000	46,068
Subordinated debt and trust preferred	11,535	11,683	11,559	11,554
Repurchase agreements	763	763	1,761	1,761
Accrued interest	42	42	37	37

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

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

In May of 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The guidance in this ASU superseded the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of Codification.  The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets.  This amendment is intended to clarify that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.   The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In June of 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in this ASU require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition, the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. The amendments are effective for public business entities for the first interim or annual period beginning after December 15, 2014, and for all other entities, the accounting changes are effective for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June of 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance

First Capital Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

condition.  The amendments apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 10 – Preferred Stock

The Company’s Preferred Stock has a $4.00 par value with $1,000 liquidation preference.  With 2,000,000 preferred shares authorized, there were no shares outstanding at March 31, 2015, or December 31, 2014.

Note 11—Common Stock

In June 2014, the Board of Directors approved a change to the par value of the Company’s Common Stock from $4.00 per share to $.01 per share.  With 30,000,000 shares of Common Stock authorized, at March 31, 2015, and at December 31, 2014, there were 12,958,267 and 12,864,542 shares outstanding, respectively.

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

This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include, but are not limited to, the following:

•	the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;
•	our ability to continue to attract low cost core deposits to fund asset growth;
•	changes in interest rates and interest rate policies and the successful management of interest rate risk;
•	maintaining cost controls and asset quality as we open or acquire new locations;
•	maintaining capital levels adequate to support our growth and operations;
•	changes in general economic and business conditions in our market area;
•	reliance on our management team, including our ability to attract and retain key personnel;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by us;
•	changing trends in customer profiles and behavior;
•	changes in banking and other laws and regulations applicable to us; and
•	changes in assumptions underlying the allowance for loan losses.

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

OVERVIEW

The Company’s results for the quarter ended March 31, 2015 reflect management’s continuing commitment to controlled growth.  Total assets grew 1%, contrary to the seasonal decline that is typically expected during the first quarter of each year, and is primarily attributable to loan growth.  Net income available to common stockholders for the quarter ended March 31, 2015, increased 12% compared to the same period in the prior year, to $1.1 million and is primarily attributable to growth in net interest income.  In addition, asset quality trends continue to improve, and the Company remains well capitalized with capital ratios in excess of the regulatory minimums.

FINANCIAL CONDITION

Assets

Total assets at March 31, 2015, were $603.1 million, up $4.6 million (or 0.8%) from $598.5 million at December 31, 2014.  The primary driver of this increase was a growth in net loans of $5.4 million (or 1.1%) to $479.1 million at March 31, 2015 from $473.8 million at December 31, 2014.  This growth in net loans was due primarily to the increased loan demand in our market as the economy and consumer confidence continue to improve.  Cash and cash equivalents increased $8.8 million (or 79.8%) to $19.9 million at March 31, 2015 from $11.1 million at December 31, 2014.  This net increase in cash and cash equivalents was due primarily to an increase in federal funds sold to $8.5 million at March 31, 2015 compared to federal funds purchased of $6.3 million at December 31, 2014.  At March 31, 2015 the Company’s investment securities portfolio totaled $67.7 million, a decrease of $9.0 million (or 12.1%), from $76.7 million at December 31, 2014.  This decrease in investment securities is primarily due to repayments plus sales of several securities as management continues to shorten the duration of the portfolio to be better positioned for rising interest rates.  The composition of the Company’s investment portfolio reflects management’s strategy to manage volatility, balance interest rate risk, and to provide liquidity and income to the Company.

Liabilities and Stockholders’ Equity

Customer deposits increased $16.5 million (or 3.4%) from $479.5 million at December 31, 2014 to $496.0 million at March 31, 2015.  FHLB advances decreased $5.0 million during the quarter ended March 31, 2015, due to the payoff of an advance in January 2015.  The Company had federal funds purchased of $6.3 million at December 31, 2014 compared to federal funds sold of $8.5 million at March 31, 2015 (see related increase in cash and cash equivalents above).  Stockholders’ equity increased $1.6 million (or 3.1%) due primarily to net income during the quarter ended March 31, 2015 and a $406 thousand increase in unrealized investment securities gains from a $65 thousand unrealized loss at December 31, 2014 to $341 thousand unrealized gain at March 31, 2015.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the principal source of earnings for the Company.  Net interest income is the amount of interest generated from earning assets that exceeds the expense of funding those assets.  Changes in volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of the Company’s net interest income.    Earning assets consist primarily of loans, investment securities and other investments.  Interest-bearing liabilities consist principally of deposits, FHLB advances and other borrowings.

For the three months ended March 31, 2015, net interest income was up $453 thousand (or 9.8%) to $5.1 million compared to $4.6 million for the first quarter of 2014, due primarily to continued loan growth coupled with a decrease in average yields on interest bearing liabilities.  Total interest and fees on loans, the largest component of net interest income, increased to $5.9 million during the first quarter of 2015 compared to $5.4 million for the first quarter of 2014.

Interest expense on deposit liabilities decreased $118 thousand, or 10.9%, for the first quarter of 2015 compared to the same period of 2014.  This decrease, despite the growth in deposit liabilities, was primarily due to a 19-basis-points decrease in average rates paid on interest-bearing deposit liabilities to 0.94% for the first quarter of 2015 compared to 1.13% for the first quarter of 2014.

The net interest margin increased 3 basis points to 3.67% for the three months ended March 31, 2015, from 3.64% for the first quarter of 2014, due primarily to significant increases in the average balances of earning assets coupled with less significant decreases in yields, particularly in the loan portfolio. The yield on loans, net of unearned income, was 4.96%  with an average balance of $482.9 million for the first quarter of 2015 compared to 5.05%  on an average balance of $435.9 million for the first quarter of 2014, with the decrease in yield due primarily to continued rate pressure in the Company’s local market.  The average yield on investments decreased to 2.07%  with an average balance of $76.2 million for the first quarter of 2015 compared to 2.65%  on an average balance of $76.3 million for the first quarter of 2014.  The decrease in investment yield reflects management’s strategy to shorten the duration of the portfolio to be better positioned for rising interest rates.

The average balance of interest bearing deposit liabilities increased to  $413.0 million with an average interest rate of 0.94% for the first quarter of 2015 compared to  $389.9 million with an average interest rate of 1.13% for the first quarter of 2014.

Average Balances, Income and Expenses, Yields and Rates

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted-average yields and rates.  The average balances used in these tables were calculated using daily average balances.

	Quarter Ended March 31,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$482,892	$5,900	4.96%	$435,851	$5,436	5.05%
Bank owned life insurance (2)	9,945	118	4.82%	9,624	122	5.14%
Investment securities:
Mortgage backed securities	27,766	74	1.08%	23,911	101	1.71%
Corporate bonds	3,502	15	1.72%	4,413	21	1.88%
Municipal securities (2)	2,371	43	7.27%	3,805	65	6.89%
Taxable municipal securities	16,530	101	2.47%	15,459	117	3.07%
CMO	18,310	101	2.23%	25,031	148	2.41%
SBA	3,679	11	1.18%	-	-	-%
Other investments	4,082	46	4.57%	3,651	47	5.25%
Total investment securities	76,240	391	2.07%	76,270	499	2.65%
Interest bearing deposits	7,165	14	0.81%	8,980	6	0.26%
Total earning assets	$576,242	$6,423	4.52%	$530,725	$6,063	4.63%
Cash and cash equivalents	11,183			8,866
Allowance for loan losses	(7,940)			(8,181)
Other assets	20,854			21,939
Total assets	$600,339			$553,349

Liabilities & Stockholders' Equity:
Interest checking	$28,718	$21	0.29%	$16,176	$14	0.34%
Money market deposit accounts	156,182	143	0.37%	154,627	161	0.42%
Statement savings	2,451	2	0.31%	2,463	2	0.31%
Certificates of deposit	225,676	795	1.43%	216,621	905	1.70%
Total interest-bearing deposits	413,027	961	0.94%	389,887	1,082	1.13%
Fed funds purchased	1,939	4	0.75%	246	-	0.61%
Repurchase agreements	1,073	-	0.10%	8,233	8	0.38%
Subordinated debt and trust preferred	11,550	112	3.93%	12,997	113	3.50%
FHLB advances	43,567	134	1.24%	33,000	91	1.12%
Total interest-bearing liabilities	471,156	1,211	1.04%	444,363	1,294	1.18%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	76,512			61,460
Other liabilities	2,254			1,979
Total liabilities	78,766			63,439
Shareholders' equity	50,417			45,547
Total liabilities and shareholders' equity	$600,339			$553,349

Net interest income		$5,212			$4,769
Interest rate spread			3.48%			3.45%

Net interest margin			3.67%			3.64%
Ratio of average interest earning assets to
average interest-bearing liabilities			122.30%			119.43%

(1) Includes nonaccrual loans
(2) Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

Noninterest Income

Total noninterest income was $432 thousand for the first quarter of 2015, compared to $466 thousand for the same period of 2014.  The primary reason for this decrease was a $55 thousand decline in gain on sale of loans from the Company’s wholesale mortgage business.  During the first quarter of 2014, the Company closed its wholesale mortgage operation because the slowdown in the mortgage originations business, coupled with the increased regulatory burden, made the business difficult to sustain.

Noninterest Expense

This category includes all expenses other than interest paid on deposit liabilities and borrowings. Total noninterest expense for the first quarter of 2015 increased to  $4.1 million, up  $125 thousand, or 3.2%, compared to $4.0 million for the same period in 2014.  This increase is due primarily to a $145 thousand net write down of OREO during the first quarter of 2015 related to fair market value measurement compared to a $24 thousand net gain on sale of OREO during the first quarter of 2014.

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

The effective tax rates for the three-month periods ended March 31, 2015 and 2014 were 32.06% and 31.15%, respectively.

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

Loan charge-offs, net of recoveries, amounted to a net recovery of $145 thousand for the first quarter of 2015 compared to a net recovery of $146 thousand for the first quarter of 2014.  The provision for loan losses was recovered in the amount of $145 thousand for the first quarter of 2015 compared to $292 thousand for the first quarter of 2014.

Although the Company believes it has a sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future.  The allowance for loan losses was $7.9 million at March 31, 2015 and December 31, 2014.  The ratio of the allowance for loan losses to total loans outstanding at March 31, 2015, was 1.62% compared to 1.63% at December 31, 2014.  The slight movement in this ratio resulted primarily from the loan portfolio’s growth since December 31, 2014.

The following table summarizes asset quality information at the dates indicated.

	2015	2014
	March 31,	December 31,	March 31,

	(Dollars in thousands)
Nonaccrual loans	$2,143	$3,430	$3,676
Loans past due 90 days
and accruing interest	-	-	-
Total nonperforming loans	2,143	3,430	3,676
OREO	1,243	1,810	2,478
Total nonperforming assets	$3,386	$5,240	$6,154

Allowance for loan losses
to period end loans	1.62%	1.63%	1.80%
Nonperforming assets to total assets	0.56%	0.88%	1.09%
Allowance for loan losses
to nonaccrual loans	367.39%	229.56%	218.12%

LIQUIDITY

Liquidity represents the ability of the Company to convert assets into cash or cash equivalents without significant loss and the ability to raise additional funds by increasing liabilities.  Liquidity is provided from cash, interest-bearing deposits in other banks, repayments of customer loans, increases in deposits, borrowings on federal funds facilities from four correspondent banks, term loans from a federal agency bank and maturing investments.  Management monitors our sources and uses of funds to meet our day-to-day cash flow requirements while maximizing profits and plans the Company’s liquidity position for future periods.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control.  However, customer deposit inflows and outflows are far less predictable and are not subject to the same high degree of control.  Management is committed to maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

At March 31, 2015, the Company had cash and cash equivalents of $19.9 million, time deposits in other banks of $2 million, and unrestricted investment securities not pledged of $66.9 million, for a total of $88.8 million, or 14.7% of total assets, which management believes is adequate to meet short-term liquidity needs.  Management also has alternative sources of funding available, including unused unsecured federal funds facilities with four banks totaling $35.0 million and unused available term loans through the FHLB totaling $32.5 million.

Total liquidity and other alternative sources of liquidity totaled $156.3 million at March 31, 2015, if fully utilized, which represents 25.9% of total deposits.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the Company’s financial statements. At March 31, 2015, pre-approved but unused lines of credit for loans totaled approximately $156.0 million. In addition, the Company had approximately $11.6 million in financial and performance standby letters of credit at March 31, 2015. These commitments represent no more than the normal lending risk that the Company commits to borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on the credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity less net unrealized gains on available-for-sale securities and disallowed portion of the deferred tax asset. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses.  The Bank’s ratios exceed regulatory requirements.  As of March 31, 2015, the Bank had a Tier 1 risk-based capital ratio of 11.40%, total risk-based capital ratio of 12.66%, and common equity Tier 1 capital ratio of 11.40%. At December 31, 2014, the Bank’s Tier 1 risk-based capital ratio was 11.64% and total risk-based capital ratio was 12.90%.  The declines in capital ratios at March 31, 2015 compared to December 31, 2014, are due primarily to the first quarter 2015 implementation of Basel III framework for calculating capital ratios.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.  CONTROLS AND PROCEDURES

Based upon an evaluation as of March 31, 2015, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, the Company’s management has concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

Item 1A.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.  There have been no material changes to those risk factors since we filed our fiscal 2014 annual report on Form 10-K.  The risks described in our annual report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

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

4.1	Specimen Common Stock Certificate of First Capital Bancorp, Inc., (incorporated by reference to Exhibit 4.1 of Form SB-2 filed on March 16, 2007)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2015.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2015.

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2015.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2015.

101

The following materials from the Company’s 10-Q Report for the quarter ended March 31, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operation, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date:	May 14, 2015	By:	/s/ John M. Presley
John M. Presley
Managing Director & Chief Executive Officer

		By:	/s/ William W. Ranson
William W. Ranson
Executive Vice President & Chief Financial Officer