Form 10-Q
period 2015-06-30
FIRST CAPITAL BANCORP, INC.
filed 2015-08-13
CIK 1373525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

Form 10-Q

________________________________________

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

12,918,892 shares of Common Stock, par value $.01 per share, were outstanding at August 11, 2015.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2015 (Unaudited) and December 31, 2014

(Dollars in Thousands)

	2015	2014
ASSETS
Cash and due from banks	$12,134	$11,093
Federal funds sold	2,040	-
Total cash and cash equivalents	14,174	11,093
Time deposits in other banks	2,000	2,000
Investment securities:
Available-for-sale, at fair value	70,970	74,283
Held-to-maturity, at amortized cost (fair value of $2,601 in 2015 and $2,638 in 2014)	2,369	2,371
Restricted, at cost	4,161	4,228
Loans, net of allowance for losses of $7,865 in 2015 and $7,874 in 2014	492,808	473,789
Other real estate owned (OREO)	936	1,810
Premises and equipment, net	11,860	11,461
Accrued interest receivable	1,773	1,736
Bank owned life insurance	10,059	9,900
Deferred tax asset	3,992	4,115
Other assets	1,750	1,752
Total assets	$616,852	$598,538
LIABILITIES
Deposits
Noninterest-bearing	$90,447	$70,770
Interest-bearing	414,974	408,737
Total deposits	505,421	479,507
Securities sold under repurchase agreements	1,602	1,761
Federal funds purchased	-	6,318
Subordinated debt and trust preferred	10,011	11,559
Federal Home Loan Bank advances	45,000	45,000
Accrued expenses and other liabilities	2,974	4,741
Total liabilities	565,008	548,886
STOCKHOLDERS' EQUITY
Preferred stock (Note 10)	-	-
Common stock (Note 11)	129	128
Additional paid-in capital	48,591	48,569
Retained earnings	3,122	1,020
Accumulated other comprehensive income (loss), net of tax	2	(65)
Total stockholders' equity	51,844	49,652
Total liabilities and stockholders' equity	$616,852	$598,538

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Interest and dividend income
Loans	$6,017	$5,661	$11,917	$11,096
Investments:
Taxable interest income	286	336	587	723
Tax exempt interest income	30	32	58	75
Dividends	52	46	98	94
Interest bearing deposits	20	5	35	11
Total interest and dividend income	6,405	6,080	12,695	11,999
Interest expense
Deposits	982	1,080	1,947	2,162
FHLB advances	183	111	317	202
Subordinated debt and other borrowings	86	125	198	245
Total interest expense	1,251	1,316	2,462	2,609
Net interest income	5,154	4,764	10,233	9,390
Recovery of provision for loan losses	-	-	(145)	(292)
Net interest income after
recovery of provision for loan losses	5,154	4,764	10,378	9,682
Noninterest income
Fees on deposits	72	87	148	167
Gain on sale of securities	2	175	71	271
Gain on sale of loans	-	-	-	55
Other	299	221	583	456
Total noninterest income	373	483	802	949
Noninterest expense
Salaries and employee benefits	1,987	2,079	4,186	4,413
Occupancy expense	204	214	420	418
Data processing	269	237	532	472
Professional services	144	142	298	259
Advertising and marketing	130	127	230	255
FDIC assessment	89	90	182	180
Virginia franchise tax	122	128	254	254
(Gain) Loss on sale and write down of OREO, net	(5)	(54)	140	(78)
Depreciation	200	147	391	283
Other operating expenses	666	648	1,260	1,267
Total noninterest expense	3,806	3,758	7,893	7,723
Net income before income taxes	1,721	1,489	3,287	2,908
Income tax expense	554	480	1,056	922
Net income	1,167	1,009	2,231	1,986
Effective dividend on preferred stock	-	-	-	24
Net income available to common stockholders	$1,167	$1,009	$2,231	$1,962
Basic net income per common share (Note 3)	$0.09	$0.08	$0.18	$0.16
Diluted net income per common share (Note 3)	$0.08	$0.07	$0.15	$0.13

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$1,167	$1,009	$2,231	$1,986
Other comprehensive income:
Investment securities:
Unrealized (losses) gains on investment securities
available for sale	(512)	377	150	1,009
Tax effect	174	(128)	(36)	(343)
Reclassification of gains recognized in net income	(2)	(175)	(71)	(271)
Tax effect	1	59	24	92
Total other comprehensive income	(339)	133	67	487
Comprehensive income	$828	$1,142	$2,298	$2,473

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2015 and 2014

(Unaudited)

(Dollars in Thousands)

				Retained	Discount	Accumulated
			Additional	Earnings	on	Other
	Preferred	Common	Paid-in	(Accumulated	Preferred	Comprehensive
	Stock	Stock	Capital	Deficit)	Stock	Income (Loss)	Total

Balances December 31, 2013	$22	$50,208	$4,448	$(4,590)	$(16)	$(390)	$49,682
Net income	-	-	-	1,986	-	-	1,986
Other comprehensive income	-	-	-	-	-	487	487
Preferred stock dividend	-	-	-	(8)	-	-	(8)
Accretion of discount on
preferred stock	-	-	-	(16)	16	-	-
Stock based compensation	-	-	159	-	-	-	159
Redemption of preferred stock	(22)	-	(5,509)	-	-	-	(5,531)
Change in par value		(50,083)	48,837	1,246
Exercise of warrants issued
in connection with
rights offering	-	2	394	-	-	-	396
Balances June 30, 2014	$-	$127	$48,329	$(1,382)	$-	$97	$47,171

Balances December 31, 2014	$-	$128	$48,569	$1,020	$-	$(65)	$49,652
Net income	-	-	-	2,231	-	-	2,231
Other comprehensive income	-	-	-	-	-	67	67
Stock based compensation	-	-	194	-	-	-	194
Repurchase of common stock	-	-	(182)	-	-	-	(182)
Exercise of rights offering warrants	-	-	11	-	-	-	11
Payment of dividend ($0.01/share)	-	-	-	(129)	-	-	(129)
Issuance of 94 thousand shares of
restricted common stock	-	1	(1)	-	-	-	-
Balances June 30, 2015	$-	$129	$48,591	$3,122	$-	$2	$51,844

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

(Dollars in Thousands)

	2015	2014
Cash flows from operating activities
Net income	$2,231	$1,986
Adjustments to reconcile net income to net cash
provided by operating activities:
Recovery of provision for loan losses	(145)	(292)
Depreciation of premises and equipment	391	283
Net amortization of bond premiums/discounts	354	293
Stock based compensation expense	194	159
Deferred income tax expense	111	512
Gain on sale of securities	(71)	(271)
Gain on loans sold	-	(55)
Loss (gain) on sale and write down of OREO, net	140	(78)
Increase in cash surrender value of bank owned life insurance	(159)	(162)
Proceeds from sale of loans held for sale	-	7,167
Origination of loans held for sale	-	(6,120)
Decrease (increase) in other assets	2	(68)
Increase in accrued interest receivable	(37)	(20)
Decrease in accrued expenses and other liabilities	(1,767)	(1,078)
Net cash provided by operating activities	1,244	2,256
Cash flows from investing activities
Proceeds from paydowns of securities available-for-sale	6,285	5,312
Purchase of securities available-for-sale	(10,618)	(18,253)
Proceeds from sale of securities available-for-sale	7,444	15,165
Proceeds from sale of OREO	831	575
Improvements in OREO	(97)	(118)
Proceeds from sale of equipment	64	-
Redemption (purchase) of Federal Home Loan Bank (FHLB) Stock, net	67	(516)
Purchase of Federal Reserve Stock	-	(116)
Payment of stock dividend	(129)	-
Purchases of premises and equipment	(854)	(593)
Net increase in loans	(18,874)	(30,236)
Net cash used in investing activities	(15,881)	(28,780)
Cash flows from financing activities
Net increase in deposits	25,914	11,821
FHLB advances	27,000	15,000
FHLB advance repayments	(27,000)	-
Federal funds purchased, net	(6,318)	-
Dividends on preferred stock	-	(8)
Cash paid for redemption of common stock warrants and preferred stock, net of expenses	-	(5,531)
Proceeds from issuance of subordinated debt, net of payments	(48)	6,452
Repurchase of common stock	(182)	-
Retirement of subordinated debt	(1,500)	-
Warrants exercised in connection with the rights offering	11	396
Net (decrease) increase in repurchase agreements	(159)	532
Net cash provided by financing activities	17,718	28,662
Net increase in cash and cash equivalents	3,081	2,138
Cash and cash equivalents, beginning of period	11,093	14,187
Cash and cash equivalents, end of period	$14,174	$16,325

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,  2015 and 2014

(Dollars in Thousands)

(Unaudited)

(Continued)

	2015	2014

	(Unaudited)
	(Dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid during the period	$2,458	$2,609
Taxes paid during the period	$960	$410

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

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

The Company conducts all of its business activities through the branch offices of the bank.  The Bank created RE1, LLC, and RE2, LLC, wholly owned Virginia limited liability companies for the sole purpose of taking title to property acquired in lieu of foreclosure.  RE1, LLC, and RE2, LLC have been consolidated with the Bank.  The Company exists primarily for the purpose of holding the stock of its subsidiary, the Bank, and such other subsidiaries that it may acquire or establish.

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

In management’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June 30, 2015, and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America (GAAP).  Results for the three and six-month periods ended June 30, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

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

Note 2 – Use of Estimates

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results may be different.  In particular, the allowance for loan losses, valuation of other real estate owned, income taxes, and fair values of financial instruments are subject to change.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

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

The basic and diluted EPS calculations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands,		(in thousands,
	except per share amounts)		except per share amounts)
	2015	2014	2015	2014

Net income available to common stockholders	$1,167	$1,009	$2,231	$1,962
Weighted average number of shares outstanding	12,636	12,544	12,643	12,484
Net income per common share - basic	$0.09	$0.08	$0.18	$0.16

Effect of dilutive securities:

Weighted average number of common shares outstanding	12,636	12,544	12,643	12,484
Effect of stock options, warrants and restricted stock	2,212	2,397	2,170	2,410
Diluted average common shares outstanding	14,848	14,941	14,813	14,894
Net income per common share - diluted	$0.08	$0.07	$0.15	$0.13

For the three and six months ended June 30, 2015,  The Company has excluded options convertible into 29 thousand shares of common stock from the calculation of diluted earnings per share because they were anti-dilutive.

For the three and six months ended June 30, 2014, the Company excluded options convertible into 31 thousand shares of common stock from the calculation of diluted earnings per share because they were anti-dilutive.

Note 4 – Stock-Based Compensation

Accounting standards require the Company to measure compensation cost for the type of stock-based awards the Company issues at fair value on the date of grant and recognize compensation expense in the consolidated statements of operations over the service period that the awards are expected to vest.

Stock-based compensation expense during the three and six months ended June 30, 2015 was $109  thousand and $194 thousand, respectively, and the amount expensed during the three and six months ended June 30, 2014, was $76 thousand and $159 thousand, respectively.   Stock-based compensation is included in salaries and employee benefits in the accompanying consolidated statements of operations.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities are as follows:

	June 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities	$27,617	$167	$128	$27,656
Corporate bonds	3,502	4	30	3,476
Collateralized mortgage obligation (CMO) securities	17,919	192	31	18,080
State and political subdivisions - taxable	16,076	56	219	15,913
State and political subdivisions - tax exempt	2,268	-	24	2,244
SBA pools	3,597	6	2	3,601
	$70,979	$425	$434	$70,970

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities	$29,447	$190	$73	$29,564
Corporate bonds	3,502	8	12	3,498
Collateralized mortgage obligation (CMO) securities	19,686	196	91	19,791
State and political subdivisions - taxable	18,046	37	329	17,754
State and political subdivisions - tax exempt	-	-	-	-
SBA pools	3,690	3	17	3,676
	$74,371	$434	$522	$74,283

	June 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Held-to-maturity	(Dollars in thousands)
Tax-exempt municipal bonds	$2,369	$232	$-	$2,601
	$2,369	$232	$-	$2,601

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Held-to-maturity	(Dollars in thousands)
Tax-exempt municipal bonds	$2,371	$267	$-	$2,638
	$2,371	$267	$-	$2,638

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

The following table summarizes securities with unrealized losses at June 30, 2015, and December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position. The unrealized losses are largely due to changes in interest rates and other market conditions.  At June 30, 2015,  44 out of 113 securities the Company held had fair values less than amortized cost, primarily in municipal securities.  At December 31, 2014,  55 out of 111 securities the Company held had fair values less than amortized cost, primarily in municipal and mortgage-backed securities.  All unrealized losses are considered by management to be temporary given investment security credit ratings, the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses, and because it is unlikely that the Company will be required to sell the impaired securities before their anticipated recovery.  As such, management’s assessment of other than temporary impairment (OTTI) for the quarter ended June 30, 2015, resulted in no recognition of an impairment loss.

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Assets:
Mortgage-backed securities	$10,574	$105	$721	$23	$11,295	$128
Corporate bonds	498	4	1,974	26	2,472	30
CMO securities	3,422	12	1,751	19	5,173	31
State and political subdivisions-taxable	7,289	111	4,420	108	11,709	219
State & political subdivisions-tax exempt	2,244	24	-	-	2,244	24
SBA Pools	1,464	2	-	-	1,464	2
All securities	$25,491	$258	$8,866	$176	$34,357	$434

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Assets:
Mortgage-backed securities	$9,722	$30	$4,236	$43	$13,958	$73
Corporate bonds	998	5	1,492	7	2,490	12
CMO securities	6,568	34	3,542	57	10,110	91
State and political subdivisions-taxable	8,074	79	6,728	250	14,802	329
SBA Pools	2,686	17	-	-	2,686	17
All securities	$28,048	$165	$15,998	$357	$44,046	$522

Restricted investment securities consist primarily of Federal Home Loan Bank of Atlanta (FHLB) stock in the amount of $2.5 million as of June 30, 2015, and December 31, 2014, and Federal Reserve Bank stock in the amount of $1.6 million at June 30, 2015, and December 31, 2014.  Restricted equity securities are carried at cost because there is no ability to resell these securities.  The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Company’s total assets.  The

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of the Company’s outstanding capital.

Mortgage-backed securities with a fair value of approximately $1.6 million and $1.8 million were pledged as collateral at June 30, 2015,  and December 31, 2014, respectively, to secure overnight repurchase agreements.

Note 6 – Loans

Major classifications of loans are as follows:

	June 30,	December 31,
	2015	2014

	(Dollars in thousands)

Real estate
Residential	$141,299	$145,241
Commercial	178,410	182,718
Residential Construction	42,675	32,184
Other Construction, Land
Development & Other Land	64,921	52,937
Commercial	71,581	66,868
Consumer	1,979	1,886
Total loans	500,865	481,834
Less:
Allowance for loan losses	7,865	7,874
Net deferred fees	192	171
Loans, net	$492,808	$473,789

A summary of risk characteristics by loan portfolio classification follows:

Real Estate – Residential – This portfolio primarily consists of investor loans secured by properties in the Bank’s normal lending area.  These investor loans are typically five year rate adjustment loans and they generally have an original loan-to-value (LTV) of 80% or less.  This category also includes home equity lines of credit (HELOC).  The HELOCs generally have an adjustable rate tied to prime rate and a term of 10 years.  Multifamily residential real estate is moderately seasoned and is generally secured by properties in the Bank’s normal lending area.

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

Commercial – These loans include loans to businesses that are not secured by real estate.  These loans are typically secured by accounts receivable, inventory, equipment, and other business assets.  Commercial loans are typically granted to local businesses that have a strong track record of profitability and performance.

Consumer – Loans in this portfolio are either unsecured or secured by assets such as automobiles or marketable securities.  They are generally granted to local customers that have a banking relationship with the Bank.

Activity in the allowance for loan losses for the six months ended is as follows:

	June 30,
	2015	2014

	(Dollars in thousands)

Balance, beginning of period	$7,874	$8,165
Recovery of provision for loan losses	(145)	(292)
Recoveries	170	477
Charge-offs	(34)	(456)
Balance, end of period	$7,865	$7,894
Ratio of allowance for loan
losses as a percent of total loans
outstanding at the end of the period	1.57%	1.71%

The following tables present activity in the allowance for loan losses by portfolio segment:

	Three Months Ended
	Real Estate
				Other
				Construction
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)

Balance, April 1, 2015	$2,352	$2,904	$886	$767	$950	$15	$7,874
(Provision for) recovery of loan losses	(259)	(168)	228	44	155		-
Recoveries	5	-	1	1	3	-	10
Charge-offs	(19)	-	-	-	-	-	(19)
Balance, June 30, 2015	$2,079	$2,736	$1,115	$812	$1,108	$15	$7,865

Balance, April 1, 2014	$2,711	$2,912	$760	$636	$985	$15	$8,019
(Provision for) recovery of loan losses	381	(11)	(303)	(17)	(49)	(1)	-
Recoveries	3	-	167	-	17	-	187
Charge-offs	(312)	-	-	-	-	-	(312)
Balance, June 30, 2014	$2,783	$2,901	$624	$619	$953	$14	$7,894

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

	Six Months Ended
	Real Estate
				Other
				Construction
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)
Balance, January 1, 2015	$2,324	$3,168	$711	$626	$1,031	$14	$7,874
Provision for (recovery of) loan losses	(231)	(432)	401	85	31	1	(145)
Recoveries	20	-	3	101	46	-	170
Charge-offs	(34)	-	-	-	-	-	(34)
Balance, June 30, 2015	$2,079	$2,736	$1,115	$812	$1,108	$15	$7,865

Balance, January 1, 2014	$2,891	$3,050	$591	$624	$996	$13	$8,165
Provision for (recovery of) loan losses	336	(149)	(135)	(5)	(340)	1	(292)
Recoveries	12	-	168	-	297	-	477
Charge-offs	(456)	-	-	-	-	-	(456)
Balance, June 30, 2014	$2,783	$2,901	$624	$619	$953	$14	$7,894

The charge off of uncollectible loans is determined on a case-by-case basis.  Determination of a collateral shortfall, prospects for recovery, delinquency, and the financial resources of the borrower and any guarantor are all considered in determining whether to charge-off a loan.  Closed-end retail loans that become past due 120 cumulative days from the contractual due date and open-end retail loans that become past due 180 cumulative days from the contractual due date will generally be charged off.

The following table presents the aging of unpaid principal in loans:

	June 30, 2015
		90+ Days
	30-89 Day	Past Due
	Past Due	and Accruing	Nonaccrual	Current	Total

	(Dollars in thousands)
Real estate
Residential	$297	$-	$1,776	$139,226	$141,299
Commercial	-	-	167	178,243	178,410
Residential Construction	-	-	-	42,675	42,675
Other Construction, Land
Development & Other Land	-	-	395	64,526	64,921
Commercial	28	-	-	71,553	71,581
Consumer	-	-	280	1,699	1,979
Total	$325	$-	$2,618	$497,922	$500,865

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

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

The following tables provide details of the Company’s loan portfolio by internally assigned grade:

	June 30, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(Dollars in thousands)
Real estate
Residential	$136,882	$1,529	$2,888	$-	$-	$141,299
Commercial	171,743	2,943	3,724	-	-	178,410
Residential Construction	42,504	-	171	-	-	42,675
Other Construction, Land
Development & Other Land	62,650	-	2,271	-	-	64,921
Commercial	70,230	443	908	-	-	71,581
Consumer	1,699	-	280	-	-	1,979
Total	$485,708	$4,915	$10,242	$-	$-	$500,865

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

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

Loss – Assets classified “loss” are considered uncollectible and of such little value that continuing to carry them as an asset is not warranted.  This classification is not necessarily equivalent to no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be effected in the future.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

The following table provides details regarding impaired loans by segment and class:

	June 30, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(Dollars in thousands)
With no related allowance:
Real estate
Residential	$2,037	$2,531	$-	$1,826	$2,359	$-
Commercial	167	194	-	217	242	-
Residential Construction	-	-	-	-	-	-
Other Construction, Land
Development & Other Land	395	923	-	6,180	9,080	-
Commercial	-	-	-	-	-	-
Consumer	280	396	-	292	396	-
Total	$2,879	$4,044	$-	$8,515	$12,077	$-

With an allowance:
Real estate
Residential	$-	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-	-
Residential Construction	-	-	-	-	-	-
Other Construction, Land
Development & Other Land	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

Total
Real estate
Residential	$2,037	$2,531	$-	$1,826	$2,359	$-
Commercial	167	194	-	217	242	-
Residential Construction	-	-	-	-	-	-
Other Construction, Land
Development & Other Land	395	923	-	6,180	9,080	-
Commercial	-	-	-	-	-	-
Consumer	280	396	-	292	396	-
Total	$2,879	$4,044	$-	$8,515	$12,077	$-

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

The following table provides details of the balance of the allowance for loan losses and the recorded investment in financing receivables by impairment method for each loan portfolio segment:

	Real Estate
				Other
				Construction,
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)
June 30, 2015
Allowance for loan losses, evaluated
Individually	$-	$-	$-	$-	$-	$-	$-
Collectively	2,079	2,736	1,115	812	1,108	15	7,865
Total ending allowance	$2,079	$2,736	$1,115	$812	$1,108	$15	$7,865

Loans, evaluated
Individually	$2,037	$167	$-	$395	$-	$280	$2,879
Collectively	139,262	178,243	42,675	64,526	71,581	1,699	497,986
Total ending loans	$141,299	$178,410	$42,675	$64,921	$71,581	$1,979	$500,865

December 31, 2014
Allowance for loan losses, evaluated
Individually	$-	$-	$-	$-	$-	$-	$-
Collectively	2,324	3,168	711	626	1,031	14	7,874
Total ending allowance	$2,324	$3,168	$711	$626	$1,031	$14	$7,874

Loans, evaluated
Individually	$1,826	$217	$-	$6,180	$-	$292	$8,515
Collectively	143,415	182,501	32,184	46,757	66,868	1,594	473,319
Total ending loans	$145,241	$182,718	$32,184	$52,937	$66,868	$1,886	$481,834

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Interest	Average	Interest	Average
	Income	Recorded	Income	Recorded
	Recognized	Investment	Recognized	Investment

	(Dollars in thousands)		(Dollars in thousands)

Real estate
Residential	$56	$1,790	$81	$1,889
Commercial	6	174	10	260
Residential Construction	-	-	-	36
Other Construction, Land
Development & Other Land	2	395	3	3,816
Commercial	-	-		9
Consumer	12	283	18	231
Total	$76	$2,642	$112	$6,241

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Interest	Average	Interest	Average
	Income	Recorded	Income	Recorded
	Recognized	Investment	Recognized	Investment

	(Dollars in thousands)		(Dollars in thousands)

Real estate
Residential	$55	$1,835	$98	$1,797
Commercial	22	512	34	528
Residential Construction	6	157	9	243
Other Construction, Land
Development & Other Land	183	4,179	284	3,527
Commercial	1	48	1	156
Consumer	-	-	-	-
Total	$267	$6,731	$426	$6,251

Cash payments received on nonaccrual, impaired loans are applied on a cash basis with all cash receipts applied first to principal and any payments received in excess of the unpaid principal balance being applied to interest. Cash payments received on active, impaired loans are applied to both interest and principal.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

Troubled Debt Restructurings

Accounting Standards Codification (ASC) 310 defines a troubled debt restructuring as a restructuring of a debt where a creditor for economic or legal reasons related to a debtor’s financial difficulties grants a concession to the debtor that it would not otherwise render.  The concession is granted by the creditor in an attempt to protect as much of its investment as possible.  The concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court.  Troubled debt restructurings include modification of the terms of a debt, such as a reduction of the stated interest rate to a new rate that is lower than the current market rate for new debt with similar risk, a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, or a reduction of accrued interest owed.

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

Combination Modification – Any other type of modification, including the use of multiple categories described above.

As of June 30, 2015, and December 31, 2014, there were no available commitments outstanding for troubled debt restructurings.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

The following tables present troubled debt restructurings as of the dates indicated:

	June 30, 2015
	Total
	Number	Accrual	Nonaccrual	Total
	of Contracts	Status	Status	Modifications

	(Dollars in thousands)

Real estate
Residential	1	$261	$-	$261
Commercial	-	-	-	-
Residential Construction	-	-	-	-
Other Construction, Land
Development & Other Land	1	-	86	86
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	2	$261	$86	$347

	December 31, 2014
	Total
	Number	Accrual	Nonaccrual	Total
	of Contracts	Status	Status	Modifications

	(Dollars in thousands)

Real estate
Residential	1	$266	$-	$266
Commercial	-	-	-	-
Residential Construction	-	-	-	-
Other Construction, Land
Development & Other Land	4	4,819	1,052	5,871
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	5	$5,085	$1,052	$6,137

Loans reviewed for consideration of modification are reviewed for potential impairment at the time of the restructuring.  Any identified impairment is recognized as a reduction in the allowance.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

There were no newly restructured loans that occurred during the three or six months ended June 30, 2015 or the three months ended June 30, 2014.  The following table presents troubled debt restructurings that occurred during the six months ended June 30, 2014:

Six Months Ended
June 30, 2014
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

There were no financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three or six month periods ended June 30, 2015, or 2014.

Note 7 – Other Real Estate Owned (OREO)

Changes in OREO were as follows for the periods indicated:

	Six Months Ended
	June 30,
	2015	2014

	(dollars in thousands)

Beginning Balance	$1,810	$2,658
Additions	97	118
Sales	(817)	(497)
Write-downs	(154)	-
Ending Balance	$936	$2,279

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates indicated.   See Note 5 for a detail listing of the fair values of available-for-sale securities.

	June 30, 2015
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Assets:
Available-for-sale securities	$-	$70,970	$-	$70,970

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis during the periods noted.

	June 30, 2015
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Impaired loans	$-	$-	$4,044	$4,044
Other real estate owned	-	-	936	936
Total	$-	$-	$4,980	$4,980

	December 31, 2014
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Impaired loans	$-	$-	$8,515	$8,515
Other real estate owned	-	-	1,810	1,810
Total	$-	$-	$10,325	$10,325

The methods and assumptions, not previously presented, used by the Company in estimating fair values are as follows:

In general, fair value of securities is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon market prices determined by an outside, independent entity that primarily uses as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

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

Repurchase agreements – The carrying value of repurchase agreements, which are secured transactions with customers that generally mature the day following the date sold, approximate fair value.

Subordinated Debt and Trust Preferred – The Company’s subordinated debt consists of variable rate instruments that reprice on a periodic basis, therefore, carrying value is adjusted for the repricing lag in order to approximate fair value.

Bank Owned Life Insurance (BOLI) – The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

The estimated fair values of the Company’s financial instruments, which are all Level 2 in fair values hierarchy, as of June 30, 2015, and December 31, 2014, are as follows:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)		(Dollars in thousands)
Financial assets
Cash and cash equivalents	$14,174	$14,174	$11,093	$11,093
Time deposits in other banks	2,000	2,016	2,000	1,989
Investment securities	73,339	73,571	76,654	76,921
Loans, net	492,808	494,427	473,789	472,105
Accrued interest	1,773	1,773	1,736	1,736
BOLI	10,059	10,059	9,900	9,900

Financial liabilities
Deposits	$505,421	$498,118	$479,507	$477,359
FHLB advances	45,000	46,016	45,000	46,068
Subordinated debt and trust preferred	10,011	10,029	11,559	11,554
Repurchase agreements	1,602	1,602	1,761	1,761
Accrued interest	40	40	37	37

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

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

In June of 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in this ASU require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction.  In addition, the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions.  For public business entities, the accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first period (interim or annual) beginning after December 15, 2014.  The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

In June of 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The amendments in this ASU require that a performance target that affects vesting and which could be achieved after the requisite service period be treated as a performance condition.  The amendments apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 10 – Preferred Stock

The Company’s Preferred Stock has a $4.00 par value and a  $1,000 liquidation preference.  With 2,000,000 preferred shares authorized, there were no shares outstanding at June 30, 2015, or December 31, 2014.

Note 11—Common Stock

In December 2014, the Board of Directors authorized a share repurchase program to purchase up to 300,000 shares of its outstanding common stock.  During the quarter ended June 30, 2015, the Company repurchased 41,700 shares of its common stock.

On May 20, 2015, the Board of Directors declared a cash dividend of $0.01 per common share, payable on June 25, 2015, to stockholders of record on June 10, 2015.

In June 2014, the Board of Directors approved a change to the par value of the Company’s Common Stock from $4.00 per share to $.01 per share.  With 30,000,000 shares of Common Stock authorized, at June 30, 2015, and at December 31, 2014, there were 12,917,317 and 12,864,542 shares outstanding, respectively.

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

OVERVIEW

The Company’s results for the quarter and six-month-period ended June 30, 2015 reflect management’s continuing commitment to controlled growth.  Total assets grew 3% during the first half of 2015,  which is primarily attributable to loan growth.  Net income available to common stockholders for the quarter ended June 30, 2015, increased 16% compared to the same period in the prior year, to $1.2 million (or $0.08 per diluted share) and is primarily attributable to growth in net interest income.  Net income available to common stockholders for the six-month-period ended June 30, 2015, increased 14% compared to the same period in the prior year, to $2.2 million (or $0.15 per diluted share) and is primarily attributable to growth in net interest income.  In addition, asset quality trends continue to improve, and the Company remains well capitalized with capital ratios in excess of the regulatory minimums.

FINANCIAL CONDITION

Assets

Total assets at June 30, 2015, were $616.9 million, up $18.3 million (or 3.1%) from $598.5 million at December 31, 2014.  The primary driver of this increase was a growth in net loans of $19.0 million (or 4.0%) to $492.8 million at June 30, 2015 from $473.8 million at December 31, 2014.  This growth in net loans was due primarily to the increased loan demand in our market as the economy and consumer confidence continue to improve.  Cash and cash equivalents increased $3.1 million (or 27.8%) to $14.2 million at June 30, 2015 from $11.1 million at December 31, 2014.  This net increase in cash and cash equivalents was due primarily to an increase in federal funds sold to $2.0 million at June 30, 2015, compared to federal funds purchased of $6.3 million at December 31, 2014.  At June 30, 2015 the Company’s investment securities portfolio totaled $73.3 million, a decrease of $3.3 million (or 4.3%), from $76.7 million at December 31, 2014.  This decrease in investment securities is primarily due to principal repayments coupled with net purchases of securities as management continues to shorten the duration of the portfolio to be better positioned for rising interest rates.  The composition of the Company’s investment portfolio reflects management’s strategy to manage volatility, balance interest rate risk, and to provide liquidity and income to the Company.

Liabilities and Stockholders’ Equity

Customer deposits increased $25.9 million (or 5.4%) from $479.5 million at December 31, 2014 to $505.4 million at June 30, 2015.  The Company had federal funds purchased of $6.3 million at December 31, 2014 compared to federal funds sold of $2.0 million at June 30, 2015 (see related increase in cash and cash equivalents above).  Stockholders’ equity increased $2.2 million (or 4.4%) due primarily to net income during the six-month-period ended June 30, 2015.

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

For the three months ended June 30, 2015, net interest income was up $390 thousand (or 8.2%) to $5.2 million compared to $4.8 million for the second quarter of 2014, due primarily to continued loan growth.  Total interest and fees on loans, the largest component of net interest income, increased $356 thousand (or 6.3%) to $6.0 million during the second quarter of 2015 compared to $5.7 million for the second quarter of 2014.  Interest expense on deposit liabilities decreased $98 thousand, or 9.1%, for the second quarter of 2015 compared to the same period of 2014.  This decrease, despite the growth in deposit liabilities, was primarily due to a 17-basis-points decrease in average rates paid on interest-bearing deposit liabilities to 0.94% for the second quarter of 2015 compared to 1.11% for the second quarter of 2014.

For the six months ended June 30, 2015, net interest income was up $843 thousand (or 8.9%) to $10.2 million compared to $9.4 million for the first half of 2014, due primarily to continued loan growth.  Total interest and fees on loans, the largest component of net interest income, increased $821 thousand (or 7.4%) to $11.9 million during the first half of 2015 compared to $11.1 million for the first half of 2014.  Interest expense on deposit liabilities decreased $215 thousand, or 9.9%, for the first half of 2015 compared to the same period of 2014.  This decrease, despite the growth in deposit liabilities, was primarily due to an 18-basis-points decrease in average rates paid on interest-bearing deposit liabilities to 0.94% for the first half of 2015 compared to 1.12% for the first half of 2014.

The net interest margin decreased 4 basis points to 3.59%  for the three months ended June 30, 2015, compared to 3.63% for the second quarter of 2014, due primarily to decreased yields, particularly in the loan portfolio. The yield on loans, net of unearned income, was 4.93%  with an average balance of $489.7 million for the second quarter of 2015 compared to 5.03%  on an average balance of $452.1 million for the second quarter of 2014, with the decrease in yield due primarily to continued rate pressure in the Company’s local market.  The average yield on investments decreased to 2.07%  with an average balance of $74.1 million for the second quarter of 2015 compared to 2.36%  on an average balance of $73.1 million for the second quarter of 2014.  The decrease in investment yield reflects management’s strategy to shorten the duration of the portfolio to be better positioned for rising interest rates.  The average balance of interest bearing deposit liabilities increased to  $418.7 million with an average interest rate of 0.94% for the second quarter of 2015 compared to  $390.9 million with an average interest rate of 1.11% for the second quarter of 2014.

The net interest margin decreased 1 basis point to 3.63% for the six months ended June 30, 2015, compared to 3.64% for the second half of 2014, due primarily to decreased yields, particularly in the loan portfolio. The yield on loans, net of unearned income, was 4.94%  with an average balance of $486.3 million for the first half of 2015 compared to 5.03%  on an average balance of $444.0 million for the first half of 2014, with the decrease in yield due primarily to continued rate pressure in the Company’s local market.  The average yield on investments decreased to 2.07%  with an average balance of $75.2 million for the first half of 2015 compared to 2.51%  on an average balance of $74.7 million for the first half of 2014.  The decrease in investment yield reflects management’s strategy to shorten the duration of the portfolio to be better positioned for rising interest rates.  The average balance of interest bearing deposit liabilities increased to  $415.9 million with an average interest rate of 0.94% for the first half of 2015 compared to  $390.4 million with an average interest rate of 1.12% for the first half of 2014.

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

	Three Months Ended June 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$489,700	$6,017	4.93%	$452,135	$5,661	5.03%
Bank owned life insurance (2)	10,022	121	4.85%	9,705	123	5.08%
Investment securities:
Mortgage backed securities	26,710	74	1.12%	27,738	97	1.40%
Corporate bonds	3,502	15	1.71%	3,409	16	1.91%
Municipal securities (2)	3,096	46	5.96%	2,830	48	6.87%
Taxable municipal securities	15,748	94	2.40%	13,899	97	2.79%
CMO	17,371	92	2.13%	21,353	126	2.37%
SBA	3,637	10	1.08%	-	-	-%
Other investments	4,036	51	5.05%	3,899	45	4.66%
Total investment securities	74,100	382	2.07%	73,128	429	2.36%
Interest bearing deposits	16,546	20	0.48%	6,210	5	0.31%
Total earning assets	$590,368	6,540	4.44%	$541,178	6,218	4.61%
Cash and cash equivalents	11,818			9,896
Allowance for loan losses	(7,870)			(8,028)
Other assets	20,359			21,723
Total assets	$614,675			$564,769

Liabilities & Stockholders' Equity:
Interest checking	$27,836	23	0.32%	$18,787	16	0.34%
Money market deposit accounts	154,054	142	0.37%	154,155	163	0.42%
Statement savings	2,433	2	0.31%	2,246	2	0.31%
Certificates of deposit	234,346	816	1.40%	215,752	898	1.67%
Total interest-bearing deposits	418,669	983	0.94%	390,940	1,079	1.11%
Fed funds purchased	71	-	0.61%	461	1	0.61%
Repurchase agreements	1,322	-	0.10%	4,554	3	0.25%
Subordinated debt	10,505	86	3.27%	13,623	122	3.59%
FHLB advances	44,176	183	1.66%	40,604	111	1.10%
Total interest-bearing liabilities	474,743	1,252	1.06%	450,182	1,316	1.17%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	86,067			66,208
Other liabilities	2,205			1,927
Total liabilities	88,272			68,135
Shareholders' equity	51,660			46,452
Total liabilities and shareholders' equity	$614,675			$564,769

Net interest income		$5,288			$4,902
Interest rate spread			3.39%			3.44%

Net interest margin			3.59%			3.63%
Ratio of average interest earning assets to
average interest-bearing liabilities			124.36%			120.21%

(1) Includes nonaccrual loans
(2) Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

	Six Months Ended June 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$486,315	$11,917	4.94%	$444,038	$11,096	5.03%
Bank owned life insurance (2)	9,984	239	4.84%	9,665	245	5.11%
Investment securities:
Mortgage backed securities	27,235	149	1.10%	25,835	198	1.54%
Corporate bonds	3,502	30	1.71%	3,909	37	1.90%
Municipal securities (2)	2,735	89	6.53%	3,315	113	6.88%
Taxable municipal securities	16,137	195	2.44%	14,674	214	2.94%
CMO	17,838	193	2.18%	23,182	275	2.39%
SBA	3,657	20	1.13%	-	-	-%
Other investments	4,059	97	4.81%	3,776	93	4.94%
Total investment securities	75,163	773	2.07%	74,691	930	2.51%
Interest bearing deposits	11,882	35	0.59%	7,587	11	0.28%
Total earning assets	$583,344	12,964	4.48%	535,981	12,282	4.62%
Cash and cash equivalents	11,502			9,384
Allowance for loan losses	(7,904)			(8,104)
Other assets	20,675			21,828
Total assets	$607,617			$559,089

Liabilities & Stockholders' Equity:
Interest checking	$28,275	43	0.31%	$17,489	30	0.34%
Money market deposit accounts	155,112	285	0.37%	154,389	324	0.42%
Statement savings	2,442	4	0.31%	2,354	4	0.31%
Certificates of deposit	230,035	1,611	1.41%	216,184	1,804	1.68%
Total interest-bearing deposits	415,864	1,943	0.94%	390,416	2,162	1.12%
Fed funds purchased	1,000	4	0.74%	354	1	0.61%
Repurchase agreements	1,198	1	0.10%	6,383	10	0.33%
Subordinated debt and trust preferred	11,024	197	3.61%	13,311	234	3.55%
FHLB advances	43,873	317	1.45%	36,823	202	1.11%
Total interest-bearing liabilities	472,959	2,462	1.05%	447,287	2,609	1.18%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	81,316			63,847
Other liabilities	2,300			1,953
Total liabilities	83,616			65,800
Shareholders' equity	51,042			46,002
Total liabilities and shareholders' equity	$607,617			$559,089

Net interest income		$10,502			$9,673
Interest rate spread			3.43%			3.44%

Net interest margin			3.63%			3.64%
Ratio of average interest earning assets to
average interest-bearing liabilities			123.34%			119.83%

(1) Includes nonaccrual loans
(2) Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

Noninterest Income

Total noninterest income decreased $110 thousand (or 22.8%) to  $373 thousand for the second quarter of 2015, compared to $483 thousand for the same period of 2014 due primarily to a $173 thousand decline in gain on sale of securities.

Total noninterest income decreased $147 thousand (or 15.5%) to  $802 thousand for the first half of 2015, compared to $949 thousand for the same period of 2014 due primarily to a $200 thousand decline in gain on sale of securities.

Noninterest Expense

This category includes all expenses other than interest paid on deposit liabilities and borrowings.

Total noninterest expense for the second quarter of 2015 increased to  $3.8 million, up  $48 thousand, or 1.3%, compared to the same period in 2014.  This increase is due primarily to modest increases in operating expenses related to growth in operations.

Total noninterest expense for the first half of 2015 increased to  $7.9 million, up  $170 thousand, or 2.2%, compared to $7.7 million for the same period in 2014.  This increase is due primarily to modest increases in operating expenses related to growth in operations coupled with a net write down of OREO related to fair market value measurement during the first quarter of 2015.

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

The effective tax rates for the three-month periods ended June 30, 2015 and 2014 were 32.19% and 32.24%, respectively.

The effective tax rates for the six-month periods ended June 30, 2015 and 2014 were 32.13% and 31.71%, respectively.

ASSET QUALITY

The Company’s allowance for loan losses is an estimate of the amount needed to provide for probable losses inherent in the loan portfolio.  In determining the adequacy of the allowance, management considers a number of factors, including the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, effects of credit concentrations and economic conditions.  Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate.

Loan charge-offs, net of recoveries, amounted to a net charge-off of $9 thousand for the second quarter of 2015 compared to a net charge-off of $125 thousand for the second quarter of 2014.  There was no provision for or recovery of loan losses during the second quarter of 2015 or 2014.

Loan charge-offs, net of recoveries, amounted to a net recovery of $136 thousand for the first half of 2015 compared to a net recovery of $21 thousand for the first half of 2014.  The provision for loan losses was recovered in the amount of $145 thousand for the first half of 2015 compared to $292 thousand for the first half of 2014.

Although the Company believes it has a sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future.  The allowance for loan losses was $7.9 million at June 30, 2015 and December 31, 2014.  The ratio of the allowance for loan losses to total loans outstanding at June 30, 2015, was 1.57% compared to 1.63% at December 31, 2014.  The movement in this ratio resulted primarily from the loan portfolio’s growth since December 31, 2014.

The following table summarizes asset quality information at the dates indicated.

	2015	2014
	June 30,	December 31,	June 30,

	(Dollars in thousands)
Nonaccrual loans	$2,618	$3,430	$3,932
Loans past due 90 days
and accruing interest	-	-	-
Total nonperforming loans	2,618	3,430	3,932
OREO	936	1,810	2,279
Total nonperforming assets	$3,554	$5,240	$6,211

Allowance for loan losses
to period end loans	1.57%	1.63%	1.71%
Nonperforming assets to total assets	0.58%	0.88%	1.07%
Allowance for loan losses
to nonaccrual loans	300.45%	229.56%	200.78%

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

At June 30, 2015, the Company had cash and cash equivalents of $14.2 million, time deposits in other banks of $2 million, and unrestricted investment securities not pledged of $71.7 million, for a total of $87.9 million, or 14.2% of total assets, which management believes is adequate to meet short-term liquidity needs.  Management also has alternative sources of funding available, including unused unsecured federal funds facilities with four banks totaling $35.0 million and unused available term loans through the FHLB totaling $36.1 million.

Total liquidity and other alternative sources of liquidity totaled $159.0 million at June 30, 2015, if fully utilized, which represents 31.5% of total deposits.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the Company’s financial statements. At June 30, 2015, pre-approved but unused lines of credit for loans totaled approximately $164.0 million. In addition, the Company had approximately $13.2 million in financial and performance standby letters of credit at June 30, 2015. These commitments represent no more than the normal lending risk that the Company commits to borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on the credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity less net unrealized gains on available-for-sale securities and disallowed portion of the deferred tax asset. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses.  The Bank’s ratios exceed regulatory requirements.  As of June 30, 2015, the Bank had a Tier 1 risk-based capital ratio of 11.17%, total risk-based capital ratio of 12.42%, and common equity Tier 1 capital ratio of 11.17%. At December 31, 2014, the Bank’s Tier 1 risk-based capital ratio was 11.64% and total risk-based capital ratio was 12.90%.  The declines in capital ratios at June 30, 2015 compared to December 31, 2014, are due primarily to the first quarter 2015 implementation of the Basel III framework for calculating capital ratios and asset growth during the first half of 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.  CONTROLS AND PROCEDURES

Based upon an evaluation as of June 30, 2015, under the supervision and with the participation of the Company’s Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, the Company’s management has concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In December 2014, the Board of Directors authorized a share repurchase program to purchase up to 300,000 shares of the Company’s outstanding common stock.  The Company intends and expects to accomplish the repurchases through open market transactions, though it could affect the repurchases through other means such as privately negotiated transactions or under a SEC 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so under applicable securities laws or self-imposed blackouts.  The authorization permits management to repurchase the Company’s shares from time to time at management’s discretion, depending on market conditions and other factors.  The repurchase program is authorized through December 31, 2015.  The following table details the Company’s purchases of its common stock during the second quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
	(a)	(b)	(c)	(d)

April 1 - April 30, 2015	5,000	$ 4.45	5,000	295,000
May 1 - May 31, 2015	13,000	$ 4.40	18,000	282,000
June 1 - June 30, 2015	23,700	$ 4.37	41,700	258,300
Total	41,700	$ 4.39	41,700	258,300

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

4.1	Specimen Common Stock Certificate of First Capital Bancorp, Inc., (incorporated by reference to Exhibit 4.1 of Form SB-2 filed on March 16, 2007)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 6, 2009)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2015.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2015.

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2015.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2015.

101

The following materials from the Company’s 10-Q Report for the quarter ended June 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operation, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date:	August 13, 2015	By:	/s/ John M. Presley
John M. Presley
Managing Director & Chief Executive Officer

		By:	/s/ William W. Ranson
William W. Ranson
Executive Vice President & Chief Financial Officer