Form 10-Q
period 2015-09-30
FIRST CAPITAL BANCORP, INC.
filed 2015-10-29
CIK 1373525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

Form 10-Q

________________________________________

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

12,996,691 shares of Common Stock, par value $.01 per share, were outstanding at October 28, 2015.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2015 (Unaudited) and December 31, 2014

(Dollars in Thousands)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$15,772	$11,093
Federal funds sold	3,695	-
Total cash and cash equivalents	19,467	11,093
Time deposits in other banks	2,250	2,000
Investment securities:
Available-for-sale, at fair value	78,032	74,283
Held-to-maturity, at amortized cost (fair value of $2,605 in 2015 and $2,638 in 2014)	2,368	2,371
Restricted, at cost	3,736	4,228
Loans, net of allowance for losses of $7,866 in 2015 and $7,874 in 2014	487,431	473,789
Other real estate owned (OREO)	495	1,810
Premises and equipment, net	11,935	11,461
Accrued interest receivable	1,849	1,736
Bank owned life insurance	10,138	9,900
Deferred tax asset	3,834	4,115
Other assets	1,718	1,752
Total assets	$623,253	$598,538
LIABILITIES
Deposits
Noninterest-bearing	$97,922	$70,770
Interest-bearing	422,606	408,737
Total deposits	520,528	479,507
Securities sold under repurchase agreements	-	1,761
Federal funds purchased	-	6,318
Subordinated debt and trust preferred	9,987	11,559
Federal Home Loan Bank advances	35,000	45,000
Accrued expenses and other liabilities	4,367	4,741
Total liabilities	569,882	548,886
STOCKHOLDERS' EQUITY
Preferred stock (Note 10)	-	-
Common stock (Note 11)	129	128
Additional paid-in capital	48,713	48,569
Retained earnings	4,269	1,020
Accumulated other comprehensive income (loss), net of tax	260	(65)
Total stockholders' equity	53,371	49,652
Total liabilities and stockholders' equity	$623,253	$598,538

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Interest and dividend income
Loans	$6,148	$5,822	$18,065	$16,918
Investments:
Taxable interest income	297	341	884	1,064
Tax exempt interest income	42	28	100	103
Dividends	53	46	151	140
Interest bearing deposits	17	10	52	21
Total interest and dividend income	6,557	6,247	19,252	18,246
Interest expense
Deposits	998	1,073	2,945	3,235
FHLB advances	166	113	483	315
Subordinated debt and other borrowings	82	124	280	369
Total interest expense	1,246	1,310	3,708	3,919
Net interest income	5,311	4,937	15,544	14,327
Recovery of provision for loan losses	-	(60)	(145)	(352)
Net interest income after
recovery of provision for loan losses	5,311	4,997	15,689	14,679
Noninterest income
Fees on deposits	78	87	226	254
Gain on sale of securities	48	81	120	352
Gain on sale of loans	-	-	-	55
Other	398	263	981	719
Total noninterest income	524	431	1,327	1,380
Noninterest expense
Salaries and employee benefits	2,291	2,171	6,477	6,584
Occupancy expense	201	217	621	635
Data processing	240	236	771	708
Professional services	121	99	419	357
Advertising and marketing	130	126	360	381
FDIC assessment	93	93	275	273
Virginia franchise tax (benefit)	(57)	135	197	389
(Gain) Loss on sale and write down of OREO, net	-	(16)	140	(93)
Depreciation	210	161	602	444
Other operating expenses	721	499	1,984	1,767
Total noninterest expense	3,950	3,721	11,846	11,445
Net income before income taxes	1,885	1,707	5,170	4,614
Income tax expense	606	556	1,662	1,477
Net income	1,279	1,151	3,508	3,137
Effective dividend on preferred stock	-	-	-	24
Net income available to common stockholders	$1,279	$1,151	$3,508	$3,113
Basic net income per common share (Note 3)	$0.10	$0.09	$0.28	$0.25
Diluted net income per common share (Note 3)	$0.09	$0.08	$0.24	$0.21

See notes to consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$1,279	$1,151	$3,508	$3,137
Other comprehensive income (loss):
Investment securities:
Unrealized (losses) gains on investment securities
available for sale	442	(207)	592	802
Tax effect	(152)	68	(188)	(275)
Reclassification of gains recognized in net income	(48)	(81)	(120)	(352)
Tax effect	16	27	41	119
Total other comprehensive income (loss)	258	(193)	325	294
Comprehensive income	$1,537	$958	$3,833	$3,431

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

(Dollars in Thousands)

				Retained	Discount	Accumulated
			Additional	Earnings	on	Other
	Preferred	Common	Paid-in	(Accumulated	Preferred	Comprehensive
	Stock	Stock	Capital	Deficit)	Stock	Income (Loss)	Total

Balances December 31, 2013	$22	$50,208	$4,448	$(4,590)	$(16)	$(390)	$49,682
Net income	-	-	-	3,137	-	-	3,137
Other comprehensive income	-	-	-	-	-	294	294
Preferred stock dividend	-	-	-	(8)	-	-	(8)
Accretion of discount on
preferred stock	-	-	-	(16)	16	-	-
Stock based compensation	-	-	253	-	-	-	253
Redemption of preferred stock	(22)	-	(5,509)	-	-	-	(5,531)
Change in par value		(50,083)	48,837	1,246
Exercise of warrants issued
in connection with
rights offering	-	2	427	-	-	-	429
Issuance of 98 thousand shares
of restricted common stock	-	1	(1)	-	-	-	-
Balances September 30, 2014	$-	$128	$48,455	$(231)	$-	$(96)	$48,256

Balances December 31, 2014	$-	$128	$48,569	$1,020	$-	$(65)	$49,652
Net income	-	-	-	3,508	-	-	3,508
Other comprehensive income	-	-	-	-	-	325	325
Stock based compensation	-	-	304	-	-	-	304
Repurchase of common stock	-	-	(182)	-	-	-	(182)
Exercise of rights offering warrants	-	-	23	-	-	-	23
Payments of dividends	-	-	-	(259)	-	-	(259)
Issuance of 94 thousand shares of
restricted common stock	-	1	(1)	-	-	-	-
Balances September 30, 2015	$-	$129	$48,713	$4,269	$-	$260	$53,371

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

(Dollars in Thousands)

	2015	2014
Cash flows from operating activities
Net income	$3,508	$3,137
Adjustments to reconcile net income to net cash
provided by operating activities:
Recovery of provision for loan losses	(145)	(352)
Depreciation of premises and equipment	602	444
Net amortization of bond premiums/discounts	537	481
Stock based compensation expense	304	253
Deferred income tax expense	134	1,062
Gain on sale of securities	(120)	(352)
Gain on loans sold	-	(55)
Loss (gain) on sale and write down of OREO, net	140	(93)
Increase in cash surrender value of bank owned life insurance	(238)	(242)
Proceeds from sale of loans held for sale	-	7,167
Origination of loans held for sale	-	(6,120)
Decrease (increase) in other assets	34	(322)
Increase in accrued interest receivable	(113)	(70)
Decrease in accrued expenses and other liabilities	(374)	(500)
Net cash provided by operating activities	4,269	4,438
Cash flows from investing activities
Proceeds from paydowns of securities available-for-sale	9,327	8,592
Purchase of securities available-for-sale	(26,271)	(31,319)
Proceeds from sale of securities available-for-sale	13,253	18,513
Proceeds from sale of OREO	1,275	1,013
Improvements in OREO	(100)	(256)
Proceeds from sale of equipment	51	-
Redemption (purchase) of Federal Home Loan Bank (FHLB) Stock, net	492	(291)
Purchase of Federal Reserve Stock	-	(158)
Purchase of time deposits in other banks	(250)	-
Payment of stock dividend	(259)	-
Purchases of premises and equipment	(1,127)	(693)
Net increase in loans	(13,497)	(37,361)
Net cash used in investing activities	(17,106)	(41,960)
Cash flows from financing activities
Net increase in deposits	41,021	32,216
FHLB advances	32,000	20,000
FHLB advance repayments	(42,000)	(10,000)
Federal funds purchased, net	(6,318)	-
Dividends on preferred stock	-	(8)
Cash paid for redemption of common stock warrants and preferred stock, net of expenses	-	(5,531)
Proceeds from issuance of subordinated debt	-	6,500
Repurchase of common stock	(182)	-
Repayment of subordinated debt	(1,572)	(2,072)
Warrants exercised in connection with the rights offering	23	429
Net (decrease) increase in repurchase agreements	(1,761)	7,555
Net cash provided by financing activities	21,211	49,089
Net increase in cash and cash equivalents	8,374	11,567
Cash and cash equivalents, beginning of period	11,093	14,187
Cash and cash equivalents, end of period	$19,467	$25,754

First Capital Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,  2015 and 2014

(Dollars in Thousands)

(Unaudited)

(Continued)

	2015	2014

	(Unaudited)
	(Dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid during the period	$3,705	$3,919
Taxes paid during the period	$1,470	$410

See notes to consolidated financial statements

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

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

The Company conducts all of its business activities through the branch offices of the  Bank.  The Bank created RE1, LLC, and RE2, LLC, wholly owned Virginia limited liability companies, for the sole purpose of taking title to property acquired in lieu of foreclosure.  RE1, LLC, and RE2, LLC have been consolidated with the Bank.  The Company exists primarily for the purpose of holding the stock of its subsidiary, the Bank, and such other subsidiaries that it may acquire or establish.

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

In management’s opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2015, and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America (GAAP).  Results for the three and nine-month periods ended September 30, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

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

Certain reclassifications have been made to amounts presented in the prior period consolidated financial statements to conform to the current period presentation.

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

September 30, 2015

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

The basic and diluted EPS calculations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands,		(in thousands,
	except per share amounts)		except per share amounts)
	2015	2014	2015	2014

Net income available to common stockholders	$1,279	$1,151	$3,508	$3,113
Weighted average number of shares outstanding	12,636	12,568	12,638	12,513
Net income per common share - basic	$0.10	$0.09	$0.28	$0.25

Effect of dilutive securities:

Weighted average number of common shares outstanding	12,636	12,568	12,638	12,513
Effect of stock options, warrants and restricted stock	2,340	2,442	2,227	2,415
Diluted average common shares outstanding	14,976	15,010	14,865	14,928
Net income per common share - diluted	$0.09	$0.08	$0.24	$0.21

For the three and nine months ended September 30, 2015,  the Company has excluded options convertible into 2 and 29 thousand shares of common stock, respectively, from the calculation of diluted earnings per share because they were anti-dilutive.

For the three and nine months ended September 30, 2014, the Company excluded options convertible into 31 thousand shares of common stock from the calculation of diluted earnings per share because they were anti-dilutive.

Note 4 – Stock-Based Compensation

Accounting standards require the Company to measure compensation cost for the type of stock-based awards the Company issues at fair value on the date of grant and recognize compensation expense in the consolidated statements of operations over the service period that the awards are expected to vest.

Stock-based compensation expense during the three and nine months ended September 30, 2015 was $110  thousand and $304 thousand, respectively, and the amount expensed during the three and nine months ended September 30, 2014, was $95 thousand and $253 thousand, respectively.   Stock-based compensation is included in salaries and employee benefits in the accompanying consolidated statements of operations.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

Note 5 – Investment Securities

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities are as follows:

	September 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities	$26,636	$213	$28	$26,821
Corporate bonds	2,501	-	38	2,463
Collateralized mortgage obligation (CMO) securities	21,876	202	14	22,064
State and political subdivisions - taxable	16,024	123	60	16,087
State and political subdivisions - tax exempt	4,059	13	14	4,058
SBA pools	6,552	15	28	6,539
	$77,648	$566	$182	$78,032

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities	$29,447	$190	$73	$29,564
Corporate bonds	3,502	8	12	3,498
Collateralized mortgage obligation (CMO) securities	19,686	196	91	19,791
State and political subdivisions - taxable	18,046	37	329	17,754
State and political subdivisions - tax exempt	-	-	-	-
SBA pools	3,690	3	17	3,676
	$74,371	$434	$522	$74,283

	September 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Held-to-maturity	(Dollars in thousands)
Tax-exempt municipal bonds	$2,368	$237	$-	$2,605
	$2,368	$237	$-	$2,605

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Held-to-maturity	(Dollars in thousands)
Tax-exempt municipal bonds	$2,371	$267	$-	$2,638
	$2,371	$267	$-	$2,638

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

 The following table summarizes securities with unrealized losses at September 30, 2015, and December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position. The unrealized losses are largely due to changes in interest rates and other market conditions.  At September 30, 2015,  36 out of 125 securities the Company held had fair values less than amortized cost, primarily in municipal securities.  At December 31, 2014,  55 out of 111 securities the Company held had fair values less than amortized cost, primarily in municipal and mortgage-backed securities.  All unrealized losses are considered by management to be temporary given investment security credit ratings, the intent and ability to retain these securities for a period of time sufficient to recover all unrealized losses, and because it is unlikely that the Company will be required to sell the impaired securities before their anticipated recovery.  As such, management’s assessment of other than temporary impairment (OTTI) for the quarter ended September 30, 2015, resulted in no recognition of an impairment loss.

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Assets:
Mortgage-backed securities	$3,967	$17	$714	$11	$4,681	$28
Corporate bonds	-	-	2,463	38	2,463	38
CMO securities	3,421	8	1,644	6	5,065	14
State and political subdivisions-taxable	3,356	33	4,481	27	7,837	60
State & political subdivisions-tax exempt	3,208	14	-	-	3,208	14
SBA Pools	2,969	23	1,444	5	4,413	28
All securities	$16,921	$95	$10,746	$87	$27,667	$182

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Assets:
Mortgage-backed securities	$9,722	$30	$4,236	$43	$13,958	$73
Corporate bonds	998	5	1,492	7	2,490	12
CMO securities	6,568	34	3,542	57	10,110	91
State and political subdivisions-taxable	8,074	79	6,728	250	14,802	329
SBA Pools	2,686	17	-	-	2,686	17
All securities	$28,048	$165	$15,998	$357	$44,046	$522

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

Restricted investment securities consist primarily of Federal Home Loan Bank of Atlanta (FHLB) stock in the amount of $2.0 and $2.5 million as of September 30, 2015, and December 31, 2014,  respectively, and Federal Reserve Bank stock in the amount of $1.6 million at September 30, 2015, and December 31, 2014.  Restricted equity securities are carried at cost because there is no ability to resell these securities.  The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Company’s total assets.  The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 3% of the Company’s outstanding capital.

Mortgage-backed securities with a fair value of approximately $1.8 million were pledged as collateral at December 31, 2014, respectively, to secure overnight repurchase agreements.

Note 6 – Loans

Major classifications of loans are as follows:

	September 30,	December 31,
	2015	2014

	(Dollars in thousands)

Real estate
Residential	$141,822	$145,241
Commercial	167,643	182,718
Residential Construction	43,102	32,184
Other Construction, Land
Development & Other Land	70,035	52,937
Commercial	70,861	66,868
Consumer	1,910	1,886
Total loans	495,373	481,834
Less:
Allowance for loan losses	7,866	7,874
Net deferred fees	76	171
Loans, net	$487,431	$473,789

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

Real Estate – Residential Construction – These loans are located in the Bank’s normal lending area. Although it has represented a growth area for the portfolio, this category also has a higher level of risk due to inherent market change and construction risks.

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

Activity in the allowance for loan losses for the nine months ended is as follows:

	September 30,
	2015	2014

	(Dollars in thousands)

Balance, beginning of period	$7,874	$8,165
Recovery of provision for loan losses	(145)	(352)
Recoveries	190	752
Charge-offs	(53)	(662)
Balance, end of period	$7,866	$7,903
Ratio of allowance for loan
losses as a percent of total loans
outstanding at the end of the period	1.59%	1.69%

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

The following tables present activity in the allowance for loan losses by portfolio segment:

	Three Months Ended
	Real Estate
				Other
				Construction
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)

Balance, July 1, 2015	$2,079	$2,736	$1,115	$812	$1,108	$15	$7,865
(Provision for) recovery of loan losses	17	(95)	84	90	(95)	(1)	-
Recoveries	15	-	1	1	3	-	20
Charge-offs	(19)	-	-	-	-	-	(19)
Balance, September 30, 2015	$2,092	$2,641	$1,200	$903	$1,016	$14	$7,866

Balance, July 1, 2014	$2,783	$2,901	$624	$619	$953	$14	$7,894
(Provision for) recovery of loan losses	7	(251)	144	(16)	57	(1)	(60)
Recoveries	42	212	16	-	4	-	274
Charge-offs	(110)	-	(50)	-	(45)	-	(205)
Balance, September 30, 2014	$2,722	$2,862	$734	$603	$969	$13	$7,903

	Nine Months Ended
	Real Estate
				Other
				Construction
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)
Balance, January 1, 2015	$2,324	$3,168	$711	$626	$1,031	$14	$7,874
Provision for (recovery of) loan losses	(214)	(527)	485	175	(64)	-	(145)
Recoveries	35	-	4	102	49	-	190
Charge-offs	(53)	-	-	-	-	-	(53)
Balance, September 30, 2015	$2,092	$2,641	$1,200	$903	$1,016	$14	$7,866

Balance, January 1, 2014	$2,891	$3,050	$591	$624	$996	$13	$8,165
Provision for (recovery of) loan losses	343	(400)	8	(21)	(282)	-	(352)
Recoveries	54	212	185	-	301	-	752
Charge-offs	(566)	-	(50)	-	(46)	-	(662)
Balance, September 30, 2014	$2,722	$2,862	$734	$603	$969	$13	$7,903

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

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

The following table presents the aging of unpaid loan principal:

	September 30, 2015
		90+ Days
	30-89 Day	Past Due
	Past Due	and Accruing	Nonaccrual	Current	Total

	(Dollars in thousands)
Real estate
Residential	$386	$-	$1,711	$139,725	$141,822
Commercial	985	-	162	166,496	167,643
Residential Construction	-	-	-	43,102	43,102
Other Construction, Land
Development & Other Land	277	-	309	69,449	70,035
Commercial	-	-	49	70,812	70,861
Consumer	-	-	274	1,636	1,910
Total	$1,648	$-	$2,505	$491,220	$495,373

	December 31, 2014
		90+ Days
	30-89 Day	Past Due
	Past Due	and Accruing	Nonaccrual	Current	Total

	(Dollars in thousands)
Real estate
Residential	$77	$-	$1,560	$143,604	$145,241
Commercial	428	-	218	182,072	182,718
Residential Construction	-	-	-	32,184	32,184
Other Construction, Land
Development & Other Land	-	-	1,360	51,577	52,937
Commercial	-	-	-	66,868	66,868
Consumer	-	-	292	1,594	1,886
Total	$505	$-	$3,430	$477,899	$481,834

Loans are determined past due or delinquent based on the contractual terms of the loans.  Payments past due 30 days or more are considered delinquent.  The accrual of interest is generally discontinued at the time the loan is 90 days delinquent, unless the credit is well-secured and in process of collection.  In all cases, loans are placed on nonaccrual at an earlier date if collection of principal or interest is considered doubtful or charged-off if a loss is considered imminent.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income when the loan is placed on nonaccrual status.  Because of the uncertainty of the expected cash flows, the Company accounts for nonaccrual loans under the cost recovery method, under which all cash payments are applied to principal.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future collection of principal and interest are reasonably assured.  The number of payments needed to meet this criteria varies from loan to loan.  As a general rule, however, this criteria will be considered to have been met with the timely payment of six consecutive regularly scheduled monthly payments.

The following tables provide details of the Company’s loan portfolio by internally assigned grade:

	September 30, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(Dollars in thousands)
Real estate
Residential	$138,329	$677	$2,816	$-	$-	$141,822
Commercial	161,052	4,387	2,204	-	-	167,643
Residential Construction	43,102	-	-	-	-	43,102
Other Construction, Land
Development & Other Land	67,773	84	2,178	-	-	70,035
Commercial	70,372	-	489	-	-	70,861
Consumer	1,636	-	274	-	-	1,910
Total	$482,264	$5,148	$7,961	$-	$-	$495,373

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

	(Dollars in thousands)
Real estate
Residential	$140,491	$2,141	$2,609	$-	$-	$145,241
Commercial	176,063	3,098	3,557	-	-	182,718
Residential Construction	32,013	-	171	-	-	32,184
Other Construction, Land
Development & Other Land	44,595	4,819	3,523	-	-	52,937
Commercial	65,915	598	355	-	-	66,868
Consumer	1,594	-	292	-	-	1,886
Total	$460,671	$10,656	$10,507	$-	$-	$481,834

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

The following table provides details regarding impaired loans by segment and class:

	September 30, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(Dollars in thousands)
With no related allowance:
Real estate
Residential	$1,971	$2,439	$-	$1,826	$2,359	$-
Commercial	162	187	-	217	242	-
Residential Construction	-	-	-	-	-	-
Other Construction, Land
Development & Other Land	309	818	-	6,180	9,080	-
Commercial	49	49	-	-	-	-
Consumer	274	396	-	292	396	-
Total	$2,765	$3,889	$-	$8,515	$12,077	$-

With an allowance:
Real estate
Residential	$-	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-	-
Residential Construction	-	-	-	-	-	-
Other Construction, Land
Development & Other Land	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

Total
Real estate
Residential	$1,971	$2,439	$-	$1,826	$2,359	$-
Commercial	162	187	-	217	242	-
Residential Construction	-	-	-	-	-	-
Other Construction, Land
Development & Other Land	309	818	-	6,180	9,080	-
Commercial	49	49	-	-	-	-
Consumer	274	396	-	292	396	-
Total	$2,765	$3,889	$-	$8,515	$12,077	$-

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

The following table provides details of the balance of the allowance for loan losses and the recorded investment in financing receivables by impairment method for each loan portfolio segment:

	Real Estate
				Other
				Construction,
				Land Devel.
			Residential	& Other
	Residential	Commercial	Construction	Land	Commercial	Consumer	Total

	(Dollars in thousands)
September 30, 2015
Allowance for loan losses, evaluated
Individually	$-	$-	$-	$-	$-	$-	$-
Collectively	2,092	2,641	1,200	903	1,016	14	7,866
Total ending allowance	$2,092	$2,641	$1,200	$903	$1,016	$14	$7,866

Loans, evaluated
Individually	$1,971	$162	$-	$309	$49	$274	$2,765
Collectively	139,851	167,481	43,102	69,726	70,812	1,636	492,608
Total ending loans	$141,822	$167,643	$43,102	$70,035	$70,861	$1,910	$495,373

December 31, 2014
Allowance for loan losses, evaluated
Individually	$-	$-	$-	$-	$-	$-	$-
Collectively	2,324	3,168	711	626	1,031	14	7,874
Total ending allowance	$2,324	$3,168	$711	$626	$1,031	$14	$7,874

Loans, evaluated
Individually	$1,826	$217	$-	$6,180	$-	$292	$8,515
Collectively	143,415	182,501	32,184	46,757	66,868	1,594	473,319
Total ending loans	$145,241	$182,718	$32,184	$52,937	$66,868	$1,886	$481,834

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Interest	Average	Interest	Average
	Income	Recorded	Income	Recorded
	Recognized	Investment	Recognized	Investment

	(Dollars in thousands)		(Dollars in thousands)

Real estate
Residential	$97	$2,004	$178	$1,844
Commercial	8	165	18	182
Residential Construction	-	-	-	-
Other Construction, Land
Development & Other Land	-	352	3	1,820
Commercial	-	24	-	12
Consumer	18	277	36	283
Total	$123	$2,822	$235	$4,141

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Interest	Average	Interest	Average
	Income	Recorded	Income	Recorded
	Recognized	Investment	Recognized	Investment

	(Dollars in thousands)		(Dollars in thousands)

Real estate
Residential	$120	$2,019	$218	$1,826
Commercial	11	366	45	456
Residential Construction	-	90	9	188
Other Construction, Land
Development & Other Land	265	6,056	550	4,130
Commercial	-	24	1	117
Consumer	2	149	2	75
Total	$398	$8,704	$825	$6,792

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

September 30, 2015

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

As of September 30, 2015, and December 31, 2014, there were no available commitments outstanding for troubled debt restructurings.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

The following tables present troubled debt restructurings as of the dates indicated:

September 30, 2015
Total
	Number	Accrual	Nonaccrual	Total
	of Contracts	Status	Status	Modifications

(Dollars in thousands)

Real estate
Residential	1	$260	$-	$260
Commercial	-	-	-	-
Residential Construction	-	-	-	-
Other Construction, Land
Development & Other Land	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	1	$260	$-	$260

	December 31, 2014
	Total
	Number	Accrual	Nonaccrual	Total
	of Contracts	Status	Status	Modifications

	(Dollars in thousands)

Real estate
Residential	1	$266	$-	$266
Commercial	-	-	-	-
Residential Construction	-	-	-	-
Other Construction, Land
Development & Other Land	4	4,819	1,052	5,871
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	5	$5,085	$1,052	$6,137

Loans reviewed for consideration of modification are reviewed for potential impairment at the time of the restructuring.  Any identified impairment is recognized as a reduction in the allowance.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

There were no newly restructured loans that occurred during the three or nine months ended September 30, 2015.  The following table presents troubled debt restructurings that occurred during the three and nine months ended September 30, 2014:

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

There were no financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three or nine month periods ended September 30, 2015, or 2014.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

Note 7 – Other Real Estate Owned (OREO)

Changes in OREO were as follows for the periods indicated:

	Nine Months Ended
	September 30,
	2015	2014

	(dollars in thousands)

Beginning Balance	$1,810	$2,658
Additions	100	256
Sales	(1,261)	(952)
Write-downs	(154)	-
Ending Balance	$495	$1,962

Note 8 – Fair Value

The fair value of an asset or liability is the price that would be received upon a sale of that asset or paid to transfer that liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact, and willing to transact.

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

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates indicated.   See Note 5 for a detailed listing of the fair values of available-for-sale securities.

	September 30, 2015
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Assets:
Available-for-sale securities	$-	$78,032	$-	$78,032

	December 31, 2014
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Assets:
Available-for-sale securities	$-	$74,283	$-	$74,283

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

September 30, 2015

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

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis during the periods noted.

	September 30, 2015
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Impaired loans	$-	$-	$2,765	$2,765
Other real estate owned	-	-	495	495
Total	$-	$-	$3,260	$3,260

	December 31, 2014
	Fair Value Measurements Using			Fair
	Level 1	Level 2	Level 3	Values

	(Dollars in thousands)
Impaired loans	$-	$-	$8,515	$8,515
Other real estate owned	-	-	1,810	1,810
Total	$-	$-	$10,325	$10,325

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

The methods and assumptions, not previously presented, used by the Company in estimating fair values are as follows:

In general, fair value of securities is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon market prices determined by an outside, independent entity that primarily uses as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Although management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.

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

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

The estimated fair values of the Company’s financial instruments, which are all Level 2 in fair values hierarchy, as of September 30, 2015, and December 31, 2014, are as follows:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)		(Dollars in thousands)
Financial assets
Cash and cash equivalents	$19,467	$19,467	$11,093	$11,093
Time deposits in other banks	2,250	2,016	2,000	1,989
Investment securities	80,400	80,637	76,654	76,921
Loans, net	487,431	489,574	473,789	472,105
Accrued interest	1,849	1,849	1,736	1,736
BOLI	10,138	10,138	9,900	9,900

Financial liabilities
Deposits	$520,528	$519,425	$479,507	$477,359
FHLB advances	35,000	36,021	45,000	46,068
Subordinated debt and trust preferred	9,987	10,085	11,559	11,554
Repurchase agreements	-	-	1,761	1,761
Accrued interest	40	40	37	37

Note 9 – Recently Issued Accounting Pronouncements

In January 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized.  These amendments clarify that an “in substance” repossession for foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additional disclosures are required in such event.  The amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

In May of 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The guidance in this ASU superseded the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of Codification.  The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets.  This amendment is intended to clarify that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted.   The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 10 – Preferred Stock

The Company’s Preferred Stock has a $4.00 par value and a  $1,000 liquidation preference.  With 2,000,000 preferred shares authorized, there were no shares outstanding at September 30, 2015, or December 31, 2014.

First Capital Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

Note 11—Common Stock

In June 2014, the Board of Directors approved a change to the par value of the Company’s Common Stock from $4.00 per share to $.01 per share.  With 30,000,000 shares of Common Stock authorized, at September 30, 2015, and at December 31, 2014, there were 12,923,392 and 12,864,542 shares outstanding, respectively.

In December 2014, the Board of Directors authorized a share repurchase program to purchase up to 300,000 shares of its outstanding common stock.  During the nine months ended September 30, 2015, the Company repurchased 41,700 shares of its common stock.

On May 20, 2015, the Board of Directors declared a cash dividend of $0.01 per common share, payable on June 25, 2015, to stockholders of record on June 10, 2015.  On August 19, 2015, the Board of Directors declared a cash dividend of $0.01 per common share, payable on September 28, 2015, to stockholders of record on September 14, 2015.

Note 12 – Commitments

Park Sterling Merger:  On September 30, 2015, the Company and Park Sterling Corporation (Park Sterling) entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which the Company will be acquired by Park Sterling (the Park Sterling Merger).

Under the terms of the Merger Agreement, the Company’s shareholders will have the right to receive either $5.54 in cash or 0.7748 of a Park Sterling common share for each share of the Company’s common stock they hold, subject to the limitation that the total consideration for the Company’s shareholders will consist of 30% in cash and 70% in Park Sterling shares.  In addition, the Company’s warrant holders will have the right to receive either $1.77 in cash or 0.24755 of a Park Sterling common share for each warrant they hold, subject to the limitation that the total consideration payable to the Company’s warrant holders will consist of 30% in cash and 70% in Park Sterling shares.

The Park Sterling Merger is expected to close in the first quarter of 2016, subject to customary conditions, including approval by the Company’s shareholders and receipt of regulatory approval.

Construction and Sales Contracts:  In October 2015, the Company entered into a contract with a builder for construction of a building on land owned by the Company.  Construction is scheduled to begin in November 2015.  In September 2015, the Company entered into a sales contract with a different party for the sale of such building, when complete, with the closing anticipated to occur during the second quarter of 2016.

Note 13 – Subsequent Event

On October 28, 2015, the Board of Directors declared a cash dividend of $0.01 per common share, payable on December 21, 2015, to stockholders of record on November 30, 2015.

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

OVERVIEW

The Company’s results for the quarter and nine-month-period ended September 30, 2015 reflect management’s continuing commitment to controlled growth.  Total assets grew 4% during the nine months ended September 30, 2015, which is primarily attributable to loan growth.  Net income available to common stockholders for the quarter ended September 30, 2015, increased 11% compared to the same period in the prior year, to $1.3 million (or $0.09 per diluted share) and is primarily attributable to growth in net interest income.  Net income available to common stockholders for the nine-month-period ended September 30, 2015, increased

13% compared to the same period in the prior year, to $3.5 million (or $0.24 per diluted share) and is primarily attributable to growth in net interest income.  In addition, asset quality trends continue to improve, and the Company remains well capitalized with capital ratios in excess of the regulatory minimums.

Park Sterling Merger.  On September 30, 2015, the Company and Park Sterling Corporation (Park Sterling) entered into an Agreement and Plan of Merger (Merger Agreement) pursuant to which the Company will be acquired by Park Sterling (the Park Sterling Merger).

Under the terms of the Merger Agreement, the Company’s shareholders will have the right to receive either $5.54 in cash or 0.7748 of a Park Sterling common share for each share of the Company’s common stock they hold, subject to the limitation that the total consideration for shareholders will consist of 30% in cash and 70% in Park Sterling common shares.  In addition, the Company’s warrant holders will have the right to receive either $1.77 in cash or 0.24755 of a Park Sterling common share for each warrant they hold, subject to the limitation that the total consideration payable to the Company’s warrant holders will consist of 30% in cash and 70% in Park Sterling shares.

The Park Sterling Merger is expected to close in the first quarter of 2016, subject to customary conditions, including approval by the Company’s shareholders and receipt of regulatory approval

FINANCIAL CONDITION

Assets

Total assets at September 30, 2015, were $623.3 million, up $24.7 million (or 4.1%) from $598.5 million at December 31, 2014.  The primary drivers of this increase were (i) growth in net loans of $13.6 million (or 2.9%) to $487.4 million at September 30, 2015 from $473.8 million at December 31, 2014, (ii) growth in available for sale investment securities of $3.7 million (or 5.0%) to $78.0 million at September 30, 2015 from $74.3 million at December 31, 2014, and (iii) an increase in cash and cash equivalents of $8.4 million (or 75.5%) to $19.5 million at September 30, 2015, from $11.1 million at December 31, 2014.  The growth in net loans was due primarily to the increased loan demand in our market as the economy and consumer confidence continue to improve.  The increase in cash and cash equivalents was driven by an increase in federal funds sold to $3.7 million at September 30, 2015, compared to federal funds purchased of $6.3 million at December 31, 2014, and an increase in cash and due from banks of $4.7 million (or 42.2%) resulting primarily from deposit growth.  The increase in investment securities is primarily due to purchases of securities in response to the Company’s solid cash position resulting from deposit growth during 2015.  The composition of the Company’s investment portfolio reflects management’s strategy to manage volatility, balance interest rate risk, and to provide liquidity and income to the Company.

Liabilities and Stockholders’ Equity

Customer deposits increased $41.0 million (or 8.6%) from $479.5 million at December 31, 2014 to $520.5 million at September 30, 2015.  The Company had federal funds purchased of $6.3 million at December 31, 2014 compared to federal funds sold of $3.7 million at September 30, 2015 (see related increase in cash and cash equivalents above).  Stockholders’ equity increased $3.7 million (or 7.5%) due primarily to net income during the nine-month-period ended September 30, 2015.

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

For the three months ended September 30, 2015, net interest income was up $374 thousand (or 7.6%) to $5.3 million compared to $4.9 million for the third quarter of 2014, due primarily to continued loan growth.  Total interest and fees on loans, the largest component of net interest income, increased $326 thousand (or 5.6%) to $6.1 million during the third quarter of 2015 compared to $5.8 million for the third quarter of 2014.  Interest expense on deposit liabilities decreased $75 thousand, or 7.0%, for the third quarter of 2015 compared to the same period of 2014.  This decrease, despite the growth in deposit liabilities, was primarily due to an 11-basis-points decrease in average rates paid on interest-bearing deposit liabilities to 0.93% for the third quarter of 2015 compared to 1.04% for the third quarter of 2014.

For the nine months ended September 30, 2015, net interest income was up $1.2 million (or 8.5%) to $15.5 million compared to $14.3 million for the same period in 2014, due primarily to continued loan growth.  Total interest and fees on loans, the largest component of net interest income, increased $1.1 million (or 6.8%) to $18.1 million during 2015 compared to $16.9 million for 2014.  Interest expense on deposit liabilities decreased $290 thousand, or 9.0%, for 2015 compared to the same period of 2014.  This decrease, despite the growth in deposit liabilities, was primarily due to a 15-basis-points decrease in average rates paid on interest-bearing deposit liabilities to 0.94% for 2015 compared to 1.09% for 2014.

The net interest margin increased nine basis points to 3.64% for the three months ended September 30, 2015, compared to 3.55% for the third quarter of 2014, due primarily to decreased interest rates related to deposit liabilities coupled with decreased yields in the loan portfolio. The yield on loans, net of unearned income, was 4.89%  with an average balance of $499.0 million for the third quarter of 2015 compared to 4.98%  on an average balance of $463.6 million for the same period in 2014, with the decrease in yield due primarily to continued rate pressure in the Company’s local market.  The average balance of interest bearing deposit liabilities increased to  $421.2 million with an average interest rate of 0.94% for the third quarter of 2015 compared to an average balance of $409.2 million with an average interest rate of 1.04% for the third quarter of 2014.

The net interest margin increased two basis points to 3.63% for the nine months ended September 30, 2015, compared to 3.61% for the same period of 2014, due primarily to decreased interest rates related to deposit liabilities coupled with decreased yields in the loan and investment portfolios.   The yield on loans, net of unearned income, was 4.92%  with an average balance of $490.6 million for 2015 compared to 5.02%  on an average balance of $450.6 million for 2014, with the decrease in yield due primarily to continued rate pressure in the Company’s local market.  The yield on investments was 2.08% with an average balance of $76.0 million for 2015 compared to 2.36% on an average balance of $76.9 million for 2014, with the decrease in yield due primarily to the purchase of shorter-term, variable rate investments in anticipation of rising interest rates.  The average balance of interest bearing deposit liabilities increased to  $417.7 million with an average interest rate of 0.94% for 2015 compared to  $396.8 million with an average interest rate of 1.09% for 2014.

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

	Three Months Ended September 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$499,003	$6,148	4.89%	$463,592	$5,822	4.98%
Bank owned life insurance (2)	10,098	120	4.71%	9,783	122	4.94%
Investment securities:
Mortgage backed securities	26,713	78	1.16%	30,435	91	1.18%
Corporate bonds	2,599	9	1.43%	3,533	16	1.77%
Municipal securities (2)	5,403	64	4.67%	2,373	42	7.11%
Taxable municipal securities	16,057	97	2.41%	18,214	116	2.52%
CMO	19,119	101	2.10%	19,981	111	2.21%
SBA	4,007	11	1.06%	2,856	7	1.02%
Other investments	3,824	52	5.40%	3,869	45	4.61%
Total investment securities	77,722	412	2.11%	81,261	428	2.09%
Interest bearing deposits	7,007	17	0.97%	11,646	10	0.34%
Total earning assets	$593,830	6,697	4.47%	$566,282	6,382	4.47%
Cash and cash equivalents	13,474			10,615
Allowance for loan losses	(7,868)			(8,036)
Other assets	20,459			21,522
Total assets	$619,895			$590,383

Liabilities & Stockholders' Equity:
Interest checking	$25,655	20	0.32%	$18,248	16	0.35%
Money market deposit accounts	154,610	145	0.37%	158,506	157	0.39%
Statement savings	2,535	2	0.31%	2,323	2	0.31%
Certificates of deposit	238,428	829	1.38%	230,146	898	1.55%
Total interest-bearing deposits	421,228	996	0.94%	409,223	1,073	1.04%
Fed funds purchased	1,132	2	0.61%	141	-	0.61%
Repurchase agreements	1,240	-	0.05%	3,586	2	0.25%
Subordinated debt	10,003	82	3.25%	13,251	122	3.64%
FHLB advances	39,185	166	1.68%	39,891	113	1.12%
Total interest-bearing liabilities	472,788	1,246	1.05%	466,092	1,310	1.12%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	92,332			74,584
Other liabilities	2,217			2,048
Total liabilities	94,549			76,632
Shareholders' equity	52,558			47,659
Total liabilities and shareholders' equity	$619,895			$590,383

Net interest income		$5,451			$5,072
Interest rate spread			3.43%			3.35%

Net interest margin			3.64%			3.55%
Ratio of average interest earning assets to
average interest-bearing liabilities			125.60%			121.50%

(1) Includes nonaccrual loans
(2) Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

	Nine Months Ended September 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, net of unearned income (1)	$490,590	$18,065	4.92%	$450,627	$16,918	5.02%
Bank owned life insurance (2)	10,022	359	4.79%	9,705	367	5.05%
Investment securities:
Mortgage backed securities	27,059	227	1.12%	27,385	288	1.41%
Corporate bonds	3,198	39	1.64%	3,782	53	1.86%
Municipal securities (2)	3,634	152	5.60%	2,997	156	6.94%
Taxable municipal securities	16,110	292	2.43%	15,867	330	2.78%
CMO	18,270	294	2.15%	22,103	386	2.34%
SBA	3,775	31	1.10%	962	7	1.02%
Other investments	3,980	149	5.00%	3,807	138	4.83%
Total investment securities	76,026	1,184	2.08%	76,903	1,358	2.36%
Interest bearing deposits	10,239	52	0.68%	8,955	21	0.31%
Total earning assets	$586,877	19,660	4.48%	546,190	18,664	4.57%
Cash and cash equivalents	12,167			9,799
Allowance for loan losses	(7,892)			(8,081)
Other assets	20,581			21,752
Total assets	$611,733			$569,660

Liabilities & Stockholders' Equity:
Interest checking	$27,392	64	0.31%	$17,745	46	0.34%
Money market deposit accounts	154,943	429	0.37%	155,777	481	0.41%
Statement savings	2,473	6	0.31%	2,343	5	0.31%
Certificates of deposit	232,864	2,440	1.40%	220,889	2,701	1.63%
Total interest-bearing deposits	417,672	2,939	0.94%	396,754	3,233	1.09%
Fed funds purchased	1,044	5	0.69%	282	1	0.61%
Repurchase agreements	1,212	1	0.08%	5,440	13	0.31%
Subordinated debt and trust preferred	10,680	279	3.50%	13,291	356	3.58%
FHLB advances	42,293	483	1.53%	37,857	315	1.11%
Total interest-bearing liabilities	472,901	3,707	1.05%	453,624	3,918	1.16%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	85,028			67,466
Other liabilities	2,251			2,009
Total liabilities	87,279			69,475
Shareholders' equity	51,553			46,561
Total liabilities and shareholders' equity	$611,733			$569,660

Net interest income		$15,953			$14,746
Interest rate spread			3.43%			3.41%

Net interest margin			3.63%			3.61%
Ratio of average interest earning assets to
average interest-bearing liabilities			124.10%			120.41%

(1) Includes nonaccrual loans
(2) Income and yields are reported on a taxable equivalent basis using a 34% tax rate.

Noninterest Income

Total noninterest income increased $93 thousand (or 21.6%) to  $524 thousand for the third quarter of 2015, compared to $431 thousand for the same period of 2014 due primarily to a $108 thousand increase in loan prepayment penalties.

Total noninterest income decreased $53 thousand (or 3.8%) to  $1.3 million for the nine months ended September 30, 2015, compared to $1.4 million for the same period of 2014 due primarily to a $232 thousand decline in gain on sale of securities coupled with a $154 thousand increase in loan prepayment penalties.

Noninterest Expense

This category includes all expenses other than interest paid on deposit liabilities and borrowings.

Total noninterest expense for the third quarter of 2015 increased to  $4.0 million, up  $229 thousand, or 6.2%, compared to the same period in 2014.  This increase is due primarily to increases in operating expenses related to growth in operations and the proposed Park Sterling Merger.

Total noninterest expense for the nine months ended September 30, 2015, increased to  $11.8 million, up  $401 thousand, or 3.5%, compared to $11.4 million for the same period in 2014.  This increase is due primarily to increases in operating expenses related to growth in operations coupled with a net write down of OREO related to fair market value measurement during the first quarter of 2015.

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

The effective tax rates for the three-month periods ended September 30, 2015 and 2014 were 32.15% and 32.57%, respectively.

The effective tax rates for the nine-month periods ended September 30, 2015 and 2014 were 32.15% and 32.01%, respectively.

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

Loan charge-offs, net of recoveries, amounted to a net recovery of $1 thousand for the third quarter of 2015 compared to a net recovery of $69 thousand for the third quarter of 2014.  There was no provision for or recovery of loan losses during the third quarter of 2015 and a recovery of the provision for loan losses of $60,000 during the third quarter of 2014.

Loan charge-offs, net of recoveries, amounted to a net recovery of $137 thousand for the nine months ended September 30, 2015, compared to a net recovery of $90 thousand for the same period of 2014.  The provision for loan losses was recovered in the amount of $145 thousand for the nine months ended September 30, 2015 compared to $352 thousand recovered for the same period of 2014.

Although the Company believes it has a sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future.  The allowance for loan losses was $7.9 million at September 30, 2015 and December 31, 2014.  The ratio of the allowance for loan losses to total loans outstanding at September 30, 2015, was 1.59% compared to 1.63% at December 31, 2014.  The movement in this ratio resulted primarily from the loan portfolio’s growth since December 31, 2014.

The following table summarizes asset quality information at the dates indicated.

	2015	2014
	September 30,	December 31,	September 30,

	(Dollars in thousands)
Nonaccrual loans	$2,505	$3,430	$3,580
Loans past due 90 days
and accruing interest	-	-	-
Total nonperforming loans	2,505	3,430	3,580
OREO	495	1,810	1,962
Total nonperforming assets	$3,000	$5,240	$5,542

Allowance for loan losses
to period end loans	1.59%	1.63%	1.69%
Nonperforming assets to total assets	0.48%	0.88%	0.92%
Allowance for loan losses
to nonaccrual loans	314.01%	229.56%	220.77%

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

At September 30, 2015, the Company had cash and cash equivalents of $19.5 million, time deposits in other banks of $2.3 million, and unrestricted investment securities not pledged of $80.4 million, for a total of $102.2 million, or 16.4% of total assets, which management believes is adequate to meet short-term liquidity needs.  Management also has alternative sources of funding available, including unused unsecured federal funds facilities with four banks totaling $35.0 million and unused available term loans through the FHLB totaling $44.8 million.

Total liquidity and other alternative sources of liquidity totaled $182 million at September 30, 2015, if fully utilized, which represents 35.0% of total deposits.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the Company’s financial statements. At September 30, 2015, pre-approved but unused lines of credit for loans totaled approximately $159.3 million. In addition, the Company had approximately $12.6 million in financial and performance standby letters of credit at September 30, 2015. These commitments represent no more than the normal lending risk that the Company commits to borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on the credit evaluation of the counterparty.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity less net unrealized gains on available-for-sale securities and disallowed portion of the deferred tax asset. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses.  The Bank’s ratios exceed regulatory requirements.  As of September 30, 2015, the Bank had a Tier 1 risk-based capital ratio of 11.56%, total risk-based capital ratio of 12.82%, and common equity Tier 1 capital ratio of 11.56%. At December 31, 2014, the Bank’s Tier 1 risk-based capital ratio was 11.64% and total risk-based capital ratio was 12.90%.  The modest declines in capital ratios at September 30, 2015 compared to December 31, 2014, are due primarily to the first quarter 2015 implementation of the Basel III framework for calculating capital ratios and asset growth during 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.  CONTROLS AND PROCEDURES

Based upon an evaluation as of September 30, 2015, under the supervision and with the participation of the Company’s Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, the Company’s management has concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be disclosed in reports that it files or submits under such Act is recorded, processed, summarized and is made known to management in a timely fashion.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings – None to report

Item 1A.    Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2014, could materially affect our business, financial condition or future results.  The risks described in our annual report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.    Other than the additional items disclosed below, there have been no material changes to the risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Combining Park Sterling and First Capital may be more difficult, costly or time-consuming than we expect.

The success of the Park Sterling Merger will depend, in part, on Park Sterling’s ability to realize the anticipated benefits and cost savings from combining the businesses of Park Sterling and First Capital.  However, to realize these anticipated benefits and cost savings, Park Sterling must successfully combine the businesses of Park Sterling and First Capital.  If Park Sterling is not able to achieve these objectives, the anticipated benefits and cost savings of the Park Sterling Merger may not be realized fully or at all or may take longer to realize than expected.

Park Sterling and First Capital have operated, and, until the completion of the Park Sterling Merger, will continue to operate, independently.  It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect Park Sterling’s ability to maintain relationships with customers, depositors and employees after the merger or to achieve the anticipated benefits of the merger.  Integration efforts between the two companies will also divert management attention and resources.  These integration matters could have an adverse effect on each of first Capital and Park Sterling during that transition period.

If Park Sterling is not able to merge First Capital Bank with and into Park Sterling Bank promptly following the completion of the Park Sterling Merger, Park Sterling may fail to realize some of the anticipated benefits and cost savings from the Park Sterling Merger, which could adversely impact Park Sterling’s financial condition and results of operations.  Park Sterling has not previously operated a Virginia banking corporation.  If Park Sterling were to separately operate Park Sterling Bank and First Capital Bank, Park Sterling Bank and First Capital Bank would be subject to separate examination by their respective primary regulators and Park Sterling would incur increased regulatory and compliance costs.

The Park Sterling Merger may distract management of First Capital from its other responsibilities.

The Park Sterling Merger could cause the management of First Capital to focus its time and energies on matters related to the Park Sterling Merger that otherwise would be directed to its business and operations.  Any such distraction on the part of First Capital’s management, if significant, could affect its ability to service existing business and develop new business and adversely affect the business and earnings of First Capital before the Park Sterling Merger, or the business and earnings of Park Sterling after the Park Sterling Merger.

Termination of the Merger Agreement could negatively impact First Capital.

If the Merger Agreement is terminated, First Capital’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Park Sterling Merger, without realizing any of the anticipated benefits of completing the Park Sterling Merger.  Additionally, if the Merger Agreement is terminated, the market price of First Capital’s common stock could decline to the extent that the current market prices reflect a market assumption that the Park Sterling Merger will be completed.  Furthermore, costs relating to the Park Sterling Merger, such as legal, accounting and financial advisory fees, must be paid even if the merger is not completed.  If the Merger Agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by First Capital’s board of directors, First Capital may be required to pay to Park Sterling a termination fee of $3,250,000 and reimburse Park Sterling for expenses not to exceed $500,000.

The Merger Agreement limits the ability of First Capital to pursue alternatives to the Park Sterling Merger.

The Merger Agreement contains “no-shop” provisions that, subject to limited exceptions, limit the ability of First Capital to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of First Capital.  In addition, under certain circumstances, if the Merger Agreement is terminated and First Capital, subject to certain restrictions, consummates a similar transaction other than the Park Sterling Merger, First Capital must pay to Park Sterling a termination fee of $3,250,000 and reimburse Park Sterling for expenses not to exceed $500,000.  These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of First Capital from considering or proposing a competing acquisition.

First Capital will be subject to business uncertainties while the Park Sterling Merger is pending.

Uncertainty about the effect of the Park Sterling Merger on employees and customers may have an adverse effect on First Capital.  These uncertainties may impair First Capital’s ability to attract, retain and motivate key personnel until the Park Sterling Merger is completed and could cause customers and others that deal with First Capital to seek to change existing business relationships with First Capital. Retention of certain employees by First Capital may be challenging while the Park Sterling Merger is pending, as certain employees may experience uncertainty about their future roles with First Capital or the combined company following the Park Sterling Merger.  If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with First Capital or Park Sterling following the Park Sterling Merger, First Capital’s business, or the business of Park Sterling following the Park Sterling Merger, could be harmed.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In December 2014, the Board of Directors authorized a share repurchase program to purchase up to 300,000 shares of the Company’s outstanding common stock.  The Company intends and expects to accomplish the repurchases through open market transactions, though it could affect the repurchases through other means such as privately negotiated transactions or under a SEC 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so under applicable securities laws or self-imposed blackouts.  The authorization permits management to repurchase the Company’s shares from time to time at management’s discretion, depending on market conditions and other factors.  The repurchase program is authorized through December 31, 2015.  There were no stock repurchases during the third quarter of 2015.  The following table details the Company’s purchases of its common stock during 2015.

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

2.1

Agreement and Plan of Merger dated as of September 30, 2015, between First Capital Bancorp, Inc., and Park Sterling Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 1, 2015)

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

4.1	Specimen Common Stock Certificate of First Capital Bancorp, Inc., (incorporated by reference to Exhibit 4.1 of Form SB-2 filed on March 16, 2007)

31.1	Certification of John M. Presley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2015.

31.2	Certification of Robert G. Watts, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2015.

31.3	Certification of William W. Ranson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2015.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2015.

101

The following materials from the Company’s 10-Q Report for the quarter ended September 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operation, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital Bancorp, Inc.

Date:	October 29, 2015	By:	/s/ John M. Presley
John M. Presley
Managing Director & Chief Executive Officer

		By:	/s/ William W. Ranson
William W. Ranson
Executive Vice President & Chief Financial Officer